Form 10-Q
period 1996-03-29
TB WOODS CORP
filed 1996-05-13
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 29, 1996

                         Commission File Number 1-14182

                              TB WOOD'S CORPORATION
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

            DELAWARE                                 25-1771145
- - - --------------------------------------------------------------------------------
  (State or other Jurisdiction of       (I.R.S. Employer Identification Number)
Incorporation of Organization)

    440 North Fifth Avenue, Chambersburg, PA                         17201
- - - --------------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)


                                 (717) 264-7161
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X___ No ____

Number of shares outstanding of the issuer's Common Stock:

           Class                              Outstanding at April 29, 1995
           -----                              -----------------------------
      Common Stock, $.01 par value                      5,750,000

                                      INDEX

Part I. - Financial Information                                        Page No.
                                                                        --------
Condensed Consolidated Balance Sheets -
         As of December 29, 1995 and March 29, 1996                        3

Condensed Consolidated Statements of Operation -
         First Quarter Ended March 31, 1995 and March 29, 1996             4

Condensed Consolidated Statements of Cash Flows -
         First Quarter Ended March 31, 1995 and March 29, 1996             5

Notes to Condensed Consolidated Financial Statements                       6

Management's Discussion and Analysis of
         Financial Condition and Results of Operation                      7


Part II. - Other information                                              10

                     TB WOOD'S CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      DECEMBER 31, 1995 AND MARCH 29, 1996
                                   (UNAUDITED)
                    (In Thousands, Except Per Share Amounts)


                ASSETS                                 December 31,    March 29,
                                                          1995           1996
- - - -------------------------------------------------------------------   ----------

Current Assets:
     Cash and cash equivalents                           $   417        $   410
                                                         -------        -------
      Accounts receivable
        Trade, net of allowances for doubtful accounts,
          discounts, and claims of $510 at December
          31, 1995 and $531 at March 29, 1996             14,053         13,577
          Affiliates                                          79             68
                                                         -------        -------
             Total accounts receivable                    14,132         13,645

     Inventories (note 2)                                 21,807         23,037

     Prepaid Expenses and Other Current Assets               504            747
                                                         -------        -------

       Total current assets                               36,860         37,839


Property, Plant and Equipment                             36,237         37,230
Less accumulated depreciation                             18,424         19,144
                                                         -------        -------

Net property, plant and equipment                         17,813         18,086
                                                         -------        -------


Other Assets:
     Deferred Taxes                                        5,049          5,236
     Goodwill, net of accumulated amortization
            of $846 at December 31, 1995 and
            $876 at March 29, 1996                         3,639          3,631
     Loan issue cost, net of accumulated amortization
             of $902 at December 31, 1995 and
             $927at March 29, 1996                         1,184           --
     Other                                                 2,086          1,352
                                                         -------        -------

          Total other assets                              11,958         10,219
                                                         -------        -------

TOTAL ASSETS                                             $66,631        $66,144
                                                         =======        =======

See accompanying notes to condensed consolidated financial statements

LIABILITIES AND STOCKHOLDERS'                           December 31,   March 29,
     EQUITY (DEFICIT)                                       1995         1996
- - - --------------------------------------------------------------------   ---------

Current Liabilities:
     Current maturities of long-term debt and
          capital lease obligations                      $  1,759      $    330
     Accounts Payable                                       5,991         5,563

     Other accrued liabilities                              6,340         5,178
     Current deferred income taxes                          1,897         1,644
                                                         --------      --------

          Total current liabilities                        15,987        12,715
                                                         --------      --------
Long-term debt and capital lease obligations
     Notes payable to affiliates                           15,293        15,608
     Other                                                 24,411         8,664
                                                         --------      --------
        Total long-term debt                               39,704        24,272

Postretretirement Benefit Obligations                      18,428        18,478
                                                         --------      --------
Stockholders Equity (Deficit)
     Preferred stock, $.01 par value; 5,000,000
      shares authorized, no shares issued or outstanding     --            --
      Common stock, $.01 par value; 40,000,000
         shares authorized, 3,375,000 issued and
         outstanding at December 31, 1995
         5,750,000 shares issued and outstanding
         March 29, 1996                                        33            57
      Warrants                                                500          --
      Additional paid-in capital                            6,104        26,739
      Accumulated deficit                                 (14,094)      (16,092)
      Foreign currency translation adjustment                 (31)          (25)
                                                         --------      --------

            Total stockholders' equity (deficit)           (7,488)       10,679
                                                         --------      --------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $ 66,631      $ 66,144
                                                         ========      ========

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     TB WOOD'S CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
            FOR THE QUARTERS ENDED MARCH 31, 1995 AND MARCH 29, 1996
                                   (UNAUDITED)
                    (In Thousands, Except Per Share Amounts)


                                                         First Quarter Ended
                                                  ------------------------------
                                                    March 31,        March 29,
                                                      1995             1996
                                                  -----------       ------------

Net Sales                                           $ 25,474        $ 23,813
Cost of Goods Sold                                    16,442          14,921
                                                    --------        --------

Gross Profit                                           9,032           8,892

Operating Expenses:
     Selling, general and administrative expenses      5,548           5,851
     Other operating expenses                            484             222

Operating Profit                                       3,000           2,819

Other:
     Interest Expense                                 (1,096)           (800)
     Other Expenses                                     (235)           (506)

Income before provision for income taxes and        $  1,669        $  1,513
     extraordinary item

Provision for Income Taxes                               668             580

Net Income before Extraordinary item                $  1,001        $    933

Extraordinary item, early extinguishment of debt
     (less related income tax benefit of $870)          --            (1,305)
                                                    --------        --------


Net Income (Loss)                                   $  1,001        $   (372)

Per share information:
Net Income (Loss) before Extraordinary item             0.27            0.19
Extraordinary item                                      --             (0.27)
Net income (Loss)                                       0.27           (0.08)

Weighted average common shares outstanding             3,750           4,832

See accompanying notes to Condensed Consolidated financial statements

                     TB WOOD'S CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE QUARTERS ENDED MARCH 31, 1995 AND MARCH 29, 1996
                                 (In Thousands)



                                                                            First Quarter Ended
                                                                            -------------------

                                                                        March 31, 1995   March 29, 1996
                                                                        --------------   --------------
Net Cash Provided by (used) Operating Activities                              418             (383)
                                                                            ---------        --------

Cash Flows From Investing Activities
                Capital Expenditures                                         (920)            (447)
                Investment in Blaju                                          --               (458)
                Other, net                                                   (343)             (19)
                Purchase of minority interest in TBWC                        --             (1,626)

                                                                          -------          -------
Cash used for Investing Activities                                         (1,263)          (2,550)
                                                                          -------          -------

Cash Flows From Financing Activities
                Reclass and Payments of Long Term Portion of Other Debt      (326)         (14,319)
                Proceeds from Public Sale of Common Stock                       0           20,099
                Proceeds of New Revolving  Credit Facility                 25,957           31,021
                Repayments of new revolving credit facility               (24,941)         (33,882)
                                                                          -------          -------
Cash Provided by Financing Activities                                         690            2,919
                                                                          -------          -------
Effect of Changes in Foreign Exchange Rate                                     12                7
                                                                          -------          -------
Net decrease in Cash and Equivalents                                         (143)              (7)
Cash and Equivalents at Beginning of Period                                   329              417
                                                                          -------          -------
Cash and Equivalents at End of Period                                         186              410
                                                                          =======          =======



See accompanying notes to condensed consolidated financial statements

                     TB WOOD'S CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1995 and March 29, 1996 and the results of operations, and cash flows for the three month period then ended. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1997.

2. Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.

3. In February of 1996, the Company completed an initial public offering of its common stock that raised approximately $22.5 million in aggregate gross proceeds for the Company. The net proceeds from the initial public offering, of approximately $20 million, after deducting issuance costs, were used to repay outstanding debt. The extraordinary item of approximately $1.3 million, net of taxes, was a one-time expense related to the payment of debt.

4. The Company purchased the minority interest in its Canadian subsidiary for $1.6 million in the first quarter ended March 29, 1996.

5. The Company exercised an option to purchase the outstanding shares of Grupo Blaju, S.A., de C.V. ("Blaju") for approximately $.5 million, including legal and professional fees. Pro forma information regarding the Blaju acquisition has not been included as the pro forma effect of the acquisition is immaterial.

6. The major classes of inventories at December 31, 1995 and March 29, 1996 consist of the following (in thousands):

                                                                March 29,
                                             December 31,         1996
                                                1995           (unaudited)
                                             ------------      -----------

     Raw material and supplies                 $ 3,930            $ 4,731
     Work in process                             5,701              5,599
     Finished goods                             16,057             16,589
                                               -------            -------
       Total at FIFO cost                       25,688             26,919
     Excess of FIFO cost over LIFO cost         (3,881)            (3,882)
                                               -------            -------
       Total at LIFO cost                      $21,807            $23,037
                                               =======            =======

TB WOOD'S CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the First Quarter Ended March 29, 1996 and March 31, 1995

         Net Sales. Net sales were $25.5 million and $23.8 million for the quarters ended March 31, 1995 and March 29, 1996 respectively, a decrease of $1.7 million, or 6.7%. The Company believes operations were unfavorably impacted by severe winter weather which curtailed Company operations as well as the operations of many of our customers in January and February of 1996.

         Gross Profit. Gross profit was $9.0 million and $8.9 million for the quarters ended March 31, 1995 and March 29, 1996 respectively, a decrease of $0.1 million, or 1.1%. Gross profit as a percentage of net sales increased from 35.3% to 37.4%, primarily due to a price increase on mechanical products, productivity improvements and cost reductions resulting from the Company's capital expenditures and Total Quality Management ("TQM") program.

         Selling, General and Administration ("SG&A") Expense. SG&A expense was $5.5 million and $5.9 million for the quarters ended March 31, 1995 and March 29, 1996 respectively, an increase of $0.4 million, or 7.2%. SG&A expense as a percent of net sales increased from 21.6% to 24.8%. The primary sources of this 3.2% increase in SG&A expense as a percent of net sales were the decrease in sales revenue, a 25% increase in R&D expenses to accelerate new product development and costs associated with the addition of technical sales personnel to grow electronic products revenues.

         Operating Profit. Operating profit was $3.0 million and $2.8 million for the quarters ended March 31, 1995 and March 29, 1996, respectively, a decrease of $0.2 million, or 6.7%. This decrease was caused principally by the factors discussed above. Operating profit as a percent of net sales remained constant at 11.8% for both quarters. For the quarter ended March 29, 1996 the increase in SG&A expense was offset by the improvements in gross profit.

         Other Expense. Other expense remained constant at $1.3 million for the first quarter of 1995 and 1996. Interest expense was $1.1 million and $0.8 million for the first quarters of 1995 and 1996, respectively, a decrease of $0.3 million, or 27%. This reduction in interest expense was primarily caused by the repayment of outstanding debt with the proceeds of the Company's initial public offering (the offering) completed February 8, 1996. Other expenses include a one-time charge of $0.6 for the write-off of a non-compete agreement associated with a prior acquisition. The effective tax rate was 40% and 38% for the first quarter of 1995 and 1996, respectively. These rates differed from the federal statutory rate of 34% due primarily to state and local taxes.

         Without giving effect to the write-off of the non-compete agreement, total other expense decreased $0.6 or 46%, due to the payoff of debt.

         Net Income (loss). Net income (loss) was $1.0 million and $(0.4) million for the quarters ended March 31, 1995 and March 29, 1996 respectively, a decrease of $1.4 million. Net income in the first quarter of 1996 included a $1.3 million extraordinary expense, net of income taxes, associated with the early payment of debt.

         Excluding the write-off of the non-compete agreement of $0.3 million, net of taxes, and the extraordinary expenses of $1.3 million, net of taxes, net income increased from $1.0 million to $1.2 million, an increase of $0.2 million, or 20%.

         Liquidity and Capital Resources

         The Company's principal sources of funds are cash flows from operations and borrowings under various credit agreements. The net proceeds, of $20 million, from the offering of the Company's common stock were used primarily for the repayment of outstanding debt.

         Cash Flows From Operating Activities. Cash provided by (used for) operations was $0.4 million and $(0.4) million for the first quarter ended March 31, 1995 and March 29, 1996 was respectively. Total working capital was $20.9 million and $25.1 million at March 31, 1995 and March 29, 1996 respectively. The increase in working capital was primarily due to an increase in inventory and a decrease in the current maturities of long-term debt and other accrued liabilities.

         Cash Flows used for Investing Activities. Net cash used for investing activities was $1.3 million and $2.6 million for the first quarter ended March 31, 1995 and March 29, 1996, respectively. The Company purchased the minority interest in its Canadian subsidiary for $1.6 million in the first quarter of 1996. The Company exercised an option to purchase the outstanding shares of Grupo Blaju, S.A., de C.V. ("Blaju") a manufacturer and distributor of power transmissions products located in Mexico City, Mexico for approximately $0.5, including legal and professional fees.

         Capital expenditures (excluding acquisitions) were $0.9 million and $0.4 million for the quarter ended March 31, 1995 and March 29, 1996 respectively. During the first quarter of 1995 capital expenditures were primarily used to fund the purchase of computer numerically controlled ("CNC") machine tools for the Company's machining facilities, tooling for mechanical products and equipment for electronic manufacturing. During the first quarter 1996 capital expenditures were primarily used to fund additional production and test equipment at the Company's electronic manufacturing facilities, the completion and enhancement of a new automated molding line in its foundry in Chambersburg, Pennsylvania and the purchase of additional CNC machine tools for its machining facilities.

Research and development expenditures were $0.8 million and $1.0 million for the quarter ended March 31, 1995 and March 29, 1996 respectively. These research and development expenditures include funding for the development of new products.

         Cash Flows From Financing Activities. Net cash provided by financing activities was $0.7 million for the first quarter 1995 and $2.9 million for the first quarter 1996. This increase is attributed to funds generated by the offering.

         The Company and Fleet Capital Corporation are currently engaged in discussions to amend the credit agreement in connection with the Offering, to provide, among other things, for borrowings and the issuance of letters of credit on a revolving basis of up to an aggregate amount of $20.0 million. Borrowings and letter of credit availability are expected to be limited to an amount equal to the Company's borrowing base (after deduction for a $4.0 million reserve), which will be dependent on the Company's then eligible inventory and accounts receivable. Availability of borrowings will be reduced by the aggregate face amount of outstanding letters of credit. Borrowings under the amended credit agreement are expected to bear interest, at the Company's option, at the prime rate or LIBOR plus 1.5% per annum. The Company expects to pay an unused facility fee of 0.25% on the unused portion of commitments under the amended credit agreement. The obligations of the Company under the amended credit agreement are expected to be secured by a first priority security interest in the Company's accounts receivable and inventory. The amended credit agreement is expected to contain financial tests, including, among others, a covenant measuring the Company's net worth. The Company's ability to pay cash dividends from the proceeds of borrowings under the amended credit agreement is dependent upon the satisfaction of the terms and conditions of such agreement, including the borrowing base provision described above.

         The Company believes that it will generate sufficient cash flow from operations, as supplemented by its available borrowings under the amended credit Agreement to meet required, scheduled interest payments and to meet its short-term and long-term working capital and capital expenditure requirements.

Part II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders


By written consent prior to the Offering, the stockholder entitled to vote a majority of the shares of the Company approved the 1996 Stock-Based Incentive Compensation Plan and the current Bylaws and Certificate of Incorporation of the Company


Item 6. Exhibits and Reports on Form 8-K


a)
                                  EXHIBIT INDEX
                                  -------------

Exhibit

   11  Computation of Per Share Earning


   27  Financial Data Schedule


b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 29, 1996.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on May 13, 1996.

                           TB WOOD'S CORPORATION



                                By: /s/ DAVID H. HALLEEN
                                    -----------------------------------
                                    David H. Halleen
                                    Vice President of Finance, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)