Form 10-Q
period 1996-06-30
TB WOODS CORP
filed 1996-08-12
CIK 1000227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 28, 1996

                         Commission File Number 1-14182

                              TB WOOD'S CORPORATION
- --------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

                  DELAWARE                      25-1771145
- --------------------------------------------------------------------------------
 (State or other Jurisdiction of        (I.R.S. Employer Identification Number)
  Incorporation of Organization)

      440 North Fifth Avenue, Chambersburg, PA              17201
- --------------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)


                            (717) 264-7161
- --------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes _X___   No ____

Number of shares outstanding of the issuer's Common Stock:

            Class                   Outstanding at June 28, 1996
            -----                   ----------------------------
  Common Stock, $.01 par value               5,753,000

                                       INDEX

Part I. - Financial Information                                     Page No.
- -------------------------------                                     --------


Condensed Consolidated Balance Sheets -
      As of June 28, 1996 and December 29, 1995                         3

Condensed Consolidated Statements of Operation -
       Three Months and Six Months Ended June 28, 1996
       and June 30 1995                                                 4

Condensed Consolidated Statements of Cash Flows -
      Six Months Ended June 28, 1996 and June 30, 1995                  5

Notes to Condensed Consolidated Financial Statements                    6

Management's Discussion and Analysis of
      Financial Condition and Results of Operation                      7


Part II. - Other information                                           10

Part I - FINANCIAL INFORMATION

                          Item 1. Financial Statements
                     TB WOOD'S CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF JUNE 28, 1996 AND DECEMBER 29, 1995
                                  (UNAUDITED)
                                 (In Thousands)



ASSETS                                                    June 28,  December 29,
                                                            1996       1995
- --------------------------------------------------------------------------------

Current Assets:
     Cash and cash equivalents ........................     $  329   $  417
                                                            ------   ------
      Accounts receivable
        Trade, net of allowances for doubtful accounts,
          discounts, and claims of $491 at June 28, 1996
          and $510 at December 29, 1995 and  ..........     13,292   14,053
         Affiliates ...................................        329       79

             Total accounts receivable ................     13,621   14,132
                                                            ------   ------

     Inventories (note 5) .............................     22,495   21,807

     Prepaid Expenses and Other Current Assets ........        524      504
                                                            ------   ------

       Total current assets ...........................     36,969   36,860

Property, Plant and Equipment .........................     38,094   36,237
Less accumulated depreciation .........................     19,838   18,424
                                                            ------   ------

Net property, plant and equipment .....................     18,256   17,813
                                                            ------   ------

Other Assets:
     Deferred Taxes ...................................      5,233    5,049
     Goodwill, net of accumulated amortization
            of $919 at June 28, 1996 and $846 at
            December 29, 1995 .........................     3,588    3,639
     Loan issue cost, net of accumulated amortization
             of $927 at June 28, 1996 and $902 at
             December 29, 1995 ................. ......         --    1,184
     Other ............................................      1,293    2,086
                                                            ------   ------

          Total other assets ..........................     10,114   11,958
                                                            ------   ------

TOTAL ASSETS ..........................................    $65,339  $66,631
                                                            ======   ======

LIABILITIES AND STOCKHOLDERS'                              June 28, December 29,
           EQUITY (DEFICIT)                                 1996       1995
- --------------------------------------------------------------------------------

Current Liabilities:
     Current maturities of long-term debt and
          capital lease obligations                        $   362  $ 1,759

     Accounts Payable                                        5,398    5,991



     Other accrued liabilities                               6,500    6,340



     Current deferred income taxes                           1,644    1,897
                                                            ------   ------
          Total current liabilities                         13,904   15,987
                                                            ------   ------
Long-term debt and capital lease obligations
     Notes payable to affiliates                            15,643   15,293
     Other                                                   5,620   24,411
                                                            ------   ------
        Total long-term debt                                21,263   39,704

Postretirement Benefit Obligations                       18,530   18,428
                                                            ------   ------

Stockholders Equity (Deficit)
     Preferred stock, $.01 par value; 5,000,000
      shares authorized, no shares issued or outstanding        --      --

      Common stock, $.01 par value; 40,000,000
       shares authorized, 5,750,000 shares
       issued and outstanding June 28, 1996
       and 3,375,000 issued and outstanding at
       December 29, 1995                                        57       33
      Warrants                                                  --      500
      Additional paid-in capital                            26,661    6,104
      Accumulated deficit                                  (15,037) (14,094)
      Foreign currency translation adjustment                  (39)     (31)
                                                            ------   ------
            Total stockholders' equity (deficit)            11,642   (7,488)
                                                            ------   ------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $65,339  $66,631
                                                            ======   ======

See accompanying notes to condensed consolidated financial statements

                     TB WOOD'S CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                  (UNAUDITED)
                    (In Thousands, Except Per Share Amounts)


                                                                       Three Months Ended       Six Months Ended
                                                                       June 28,   June 30,    June 28,   June 30,
                                                                         1996       1995        1996       1995
                                                                       -------------------    -------------------

Net Sales ...........................................................    25,107     27,055     48,920     52,529
Cost of Goods Sold ..................................................    15,917     17,294     30,838     33,736
                                                                         ------     ------     ------     ------

Gross Profit ........................................................     9,190      9,761     18,082     18,793

Operating Expenses:
     Selling, general and administrative expenses ...................     6,042      5,852     11,893     11,400
     Other operating expenses .......................................        (9)       428        213        912

Operating Profit ....................................................     3,157      3,481      5,976      6,481

Other:
     Interest Expense ...............................................      (508)    (1,165)    (1,308)    (2,261)
     Other Expenses .................................................       (69)      (306)      (575)      (541)

Income before provision for income taxes and ........................     2,580      2,010      4,093      3,679
     extraordinary item
Prov for Income Taxes ...............................................     1,065        803      1,645      1,471

Net Income before Extraordinary item ................................     1,515      1,207      2,448      2,208

Extraordinary item, early extinguishment of debt ....................       --        --       (1,305)       --
                                                                         ------     ------     ------     ------

                                                                          1,515      1,207      1,143      2,208
Per share information:
Net Income (Loss) before Extraordinary item .........................       .26        .32        .46        .59
Extraordinary item ..................................................        --        --        (.24)       --
Net income (Loss) ...................................................       .26        .32        .21        .59

Weighted average common shares outstanding
                                                                          5,850      3,771      5,327      3,771
See accompanying notes to Condensed Consolidated financial statements

                     TB WOOD'S CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                  (UNAUDITED)
                                 (In Thousands)


                                                           June 28, 1996  June 30, 1995
                                                           ------------------------------
Net Cash Provided by (used for) Operating Activities .......     3,953      2,882
                                                               -------     ------
Cash Flows From Investing Activities
     Capital Expenditures ..................................    (1,290)    (1,702)
     Disposal of Fixed Assets ..............................        (4)         0
     Other, net ............................................         9       (165)
     Acquisition of certain businesses, net of cash acquired      (458)       (99)
     Selling (Purchase) of minority interest in TBWC .......    (1,600)         0
                                                               -------     ------
Cash Provided by (used for) Investing Activities ...........    (3,343)    (1,966)
                                                               -------     ------
Cash Flows From Financing Activities
     Reclass and Payments of Long Term Portion of Other Debt   (14,369)    (1,039)
     Proceeds from Public Sale of Common Stock .............    19,986         56
     Proceeds of New Revolving  Credit Facility ............    49,067          0
     Repayments of new revolving credit facility ...........   (54,889)         0
     Payment of Dividend ...................................      (460)         0

Cash Provided by (used for) Financing Activities ...........      (665)      (983)
                                                               -------     ------
Effect of Changes in Foreign Exchange Rate .................       (33)        84
                                                               -------     ------
Net Increase (decrease) in Cash and Equivalents ............       (88)        17
Cash and Equivalents at Beginning of Period ................       417        329
                                                               -------     ------
Cash and Equivalents at End of Period ......................       329        346
                                                               =======     ======

                       TB WOOD'S CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 28, 1996 and December 29, 1995 and the results of operations for the three and six month periods ended June 28, 1996 and June 30, 1995, and cash flows for the six month periods ended June 28, 1996 and June 30, 1995. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1997.

2. Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.

3. On July 9, 1996 the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on July 31, 1996 to shareholders of record on July 20, 1996.

4. On July 18, 1996 the Company repaid $16.7 million of subordinated debt due to The Bibb Company for $10.7 million.

5. The major classes of inventories at December 31, 1995 and June 28, 1996 consist of the following (in thousands):

                                           June 28,            December 29,
                                             1996                  1995
                                          (unaudited)

     Raw material and supplies              $  4,510            $  3,930
     Work in process                           5,514               5,701
     Finished goods                           16,353              16,057
                                              ------              ------
     Total at FIFO cost                       26,377              25,688
     Excess of FIFO cost over LIFO cost       (3,882)             (3,881)
     Total at LIFO cost                      $22,495             $21,807

PART I.     FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis of  Financial
            Condition and Results of Operations

RESULTS OF OPERATIONS

TB Wood's Corporation the "Company" posted operating revenues of $25.1 million for the second quarter of 1996 compared to $23.8 million for the first quarter of 1996, an increase of 5.4%. Second quarter revenues were down 7.2% from $27.1 million for the second quarter of 1995 which was a record for any quarter. Year-to-date, revenues were $48.9 million for 1996 compared to $52.5 million for the same six month period of 1995, a decrease of 6.9%. This decline was primarily the result of softer demand in the power transmission industry, lower electronic system sales and reduced demand for AC drives as customers anticipate new product introductions.

Gross profit was $9.2 million for the second quarter of 1996 compared to $9.8 million for the second quarter of 1995, a decrease of 5.8%. Year-to-date, gross profit was $18.1 million for 1996 compared to $18.8 million for the first six months of 1995, a decrease of 3.8%. Second quarter and year-to-date gross profit margins as a percent of sales for 1996 of 36.6% and 37.0%, respectively, exceeded 1995 gross profit margins of 36.1% and 35.8%, respectively. Gross profit margin increase, as a percent of sales, was due primarily to a price increase on mechanical products and productivity improvements and cost reductions resulting from capital expenditures and the Company's Total Quality Management (TQM) program.

      Selling, General and Administration (SG&A) expense was $6.0 million for the second quarter of 1996 compared to $5.9 million for the second quarter of 1995, an increase of 3.2%. Year-to-date, SG&A expense was $11.9 million compared to $11.4 million for the first six months of 1995, an increase of 4.3%. This increase is primarily due to increased research and development expenditures and added technical sales personnel to strengthen the Company's presence in the electronic market.

      Operating income was $3.2 million for the second quarter of 1996 compared to $3.5 million for the second quarter of 1995, a decrease of 9.3%. Year-to-date, operating profit was $6.0 million compared to $6.5 million for the first six months of 1995, a decrease of 7.8%. As a percent of sales, second quarter and year-to-date operating income for 1996 was 12.6% and 12.2%,
respectively,   compared   to  1995   operating   income  of  12.9%  and  12.3%,
respectively.

      Net income was $1.5 million for the second quarter of 1996, up 25.5% from $1.2 million for the second quarter of 1995. Year-to-date, net income, before one time after tax charges of $1.3 million related to early extinguishment of debt and $0.3 million to write-off a non-compete agreement, was $2.8 million compared to $2.2 million for the first six months of 1995, an increase of $0.6 million. This increase was primarily due to decreased interest expense resulting from the reduction of debt with the proceeds of the Company's initial public offering. On a per share basis, second quarter and year-to-date 1996 net income was $0.26 and $0.21 compared to 1995 earnings of $0.32 and $0.59, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows from operations provide the principal source of current liquidity. Net cash flows provided from operating activities were $3.9 million and $2.9 million for the six month periods ended June 1996 and 1995, respectively. Total working capital increased $2.2 million from $20.9 million at December 31, 1995 to $23.1 million at June 28, 1996. The working capital increase was due primarily to an increase in inventories and a decrease in current maturities of long term debt and accounts payable.

      The Company used $3.3 million for investment purposes during the first six months of 1996, an increase of $1.4 million over the same period in 1995. On February 14, the Company completed a strategic acquisition of Grupo Blaju, S.A., de C.V. for approximately $0.5 million. In addition, on February 28, the Company purchased the minority interest of T. B. Wood's Canada LTD for approximately $1.6 million. The remaining $1.3 million consisted of capital expenditures.

      For the six months ended June 28, 1996, the Company obtained approximately $20.0 million in net proceeds from the initial public offering and used the funds primarily to repay debt. The Company announced on July 1, 1996 that an agreement was reached with the Bibb Company to repay $16.7 million of subordinated debt for $10.7 million. This improves the balance sheet equity position by $3.0 million (net of taxes) and reduces interest expense by $0.3 million annually.

      On July 9, 1996, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on July 31, 1996 to shareholders of record on July 20, 1996.

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The 1996 annual meeting of stockholders was held on May 14, 1996. Voting on the election of one director to the first class of directors was conducted. The stockholders voted 5,113,520 shares in the affirmative and 29,492 shares in the negative to elect Mr. Foley to the first class of directors of the Board of Directors. Thomas C. Foley was duly elected as a director of the first class at the meeting. In addition to Mr. Foley, Michael L. Hurt, Jean-Pierre L. Conte and Craig R. Stapleton will continue as directors after the meeting.

Item 5. Other Information

     On May 9, 1996 the Board of Directors passed a resolution to appoint
     Craig R. Stapleton as a director of the third class for a term of 3 years.

Item 6. Exhibits and Reports on Form 8-K


a)
                                    EXHIBIT INDEX

Exhibit

   11     Computation of Per Share Earning


   27     Financial Data Schedule


    b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 28, 1996.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on August 12, 1996.

                  TB WOOD'S CORPORATION



                  By:    /s/ DAVID H. HALLEEN
                        David H. Halleen
                        Vice President of Finance, Treasurer
                        and Chief Financial Officer
                        (Principal Financial Officer and
                        Principal Accounting Officer)

                                   Exhibit 11
                     TB WOOD'S CORPORATION AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
               ($ and shares in thousands, except per share data)


PRIMARY EARNINGS (LOSS) PER COMMON SHARE:                                 Three Months Ended            Six Months Ended
                                                                     June 28, 1996  June 30, 1995  June 28, 1996  June 30, 1995
                                                                     ----------------------------------------------------------
Net income ........................................................          1,515          1,207          1,143          2,208
                                                                             =====          =====          =====          =====

 Weighted average common shares outstanding .......................          5,750          3,375          5,226          3,375

Add: Weighted average number of shares which could have
          been issued upon exercise of outstanding options/warrants            100            396            101            396
                                                                             -----          -----          -----          -----
Weighted average number of shares used to compute
           primary earning (loss) per share .......................          5,850          3,771          5,327          3,771
                                                                             =====          =====          =====          =====

Primary Earning (loss) per share ..................................            .26            .32            .21            .59
                                                                             =====          =====          =====          =====