Form 10-Q
period 1996-09-30
TB WOODS CORP
filed 1996-11-01
CIK 1000227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 27, 1996

                         Commission File Number 1-14182

                             TB WOOD'S CORPORATION
             (Exact Name of registrant as specified in its charter)

                              DELAWARE 25-1771145
    (State or other Jurisdiction of (I.R.S. Employer Identification Number)
                         Incorporation of Organization)

                 440 North Fifth Avenue, Chambersburg, PA 17201
              (Address of principal executive offices) (Zip Code)


                                 (717) 264-7161
              (Registrant's telephone number, including area code)


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

                    Class Outstanding at September 27, 1996

                     Common Stock, $.01 par value 5,818,272

                               Table of Contents


Part I. - Financial Information                                   Page No.

Condensed Consolidated Balance Sheets -
September 27, 1996 and December 29, 1995                              3

Condensed Consolidated Statements of Operations -
For the Three Months and Nine Months Ended September 27, 1996
and September 29, 1995                                                4

Condensed Consolidated Statements of Cash Flows -
For the Nine Months Ended September 27, 1996 and
September 29, 1995                                                    5

Notes to Condensed Consolidated Financial Statements                  6

Management's Discussion and Analysis of
Financial Condition and Results of Operations                         7


Part II. - Other information                                          9

Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                     TB WOOD'S CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 27, 1996 AND DECEMBER 29, 1995
                                 (In Thousands)

                                                      unaudited
                                                     September 27   December 29,
ASSETS                                                   1996            1995

Current Assets:
  Cash and cash equivalents .......................         761             417
                                                         ------          ------
  Accounts receivable
    Trade, net of allowances for doubtful accounts,
    discounts, and claims of $430 at September
    27, 1996 and $510 at December 29, 1995 ........       14038           14053
    Affiliates ....................................         318              79
                                                         ------          ------

      Total accounts receivable ..................        14356           14132

  Inventories (note 5) ..........................         22090           21807

  Prepaid expenses and other current assets .....           201             504
                                                         ------          ------

      Total current assets .......................        37408           36860
                                                         ------          ------



Property, plant and equipment .....................       39094           36237
Less accumulated depreciation .....................      (20497)         (18424)
                                                         ------          ------

Net Property, Plant and Equipment .................       18597           17813
                                                         ------          ------

Other Assets:
  Deferred taxes ..................................        5679            5049
  Goodwill, net of accumulated amortization
     of $929 at September 27, 1996 and $846 at
     December 29, 1995 ............................        3556            3639

  Loan issue cost, net of accumulated amortization
     of $902 at December 29, 1996 .................           0            1184
  Other ...........................................        1341            2086
                                                         ------          ------
      Total other assets ..........................       10576           11958
                                                         ------          ------

TOTAL ASSETS ......................................       66581           66631
                                                          =====           =====
                                                      unaudited
LIABILITIES AND                                      September 27   December 29,
STOCKHOLDERS' EQUITY (DEFICIT)                           1996            1995

Current Liabilities:
  Current maturities of long term-debt and
     capital lease obligations ....................         362            1759

  Accounts payable ................................        5642            5991

  Other accrued liabilities .......................        3772            3590

  Accrued payroll and other compensation ..........        2610            2115

  Accrued income taxes ............................        2287             635

  Current deferred income taxes ...................        1646            1897
                                                         ------          ------

     Total current liabilities ....................       16319           15987
                                                         ------          ------

Long-Term Debt and Capital Lease Obligations
  Notes payable, subordinated debt ................         318           15293
  Other ...........................................       15484           24411
                                                         ------          ------

      Total long-term debt ........................       15802           39704

Post Retirement Benefit Obligations ...............       18577           18428
                                                         ------          ------

Stockholders' Equity (Deficit)
  Preferred stock, $.01 par value; 5,000,000
  shares authorized, no shares issued or outstanding          0               0

  Common stock, $.01 par value; 40,000,000
     shares authorized, 5,818,272 shares
     issued and outstanding at September 27, 1996
     and 3,375,000 issued and outstanding at
     December 29, 1995 ............................          58              33
  Warrants ........................................           0             500
  Additional paid-in capital ......................       29668            6104
  Accumulated deficit .............................      (13787)         (14094)
  Foreign currency translation adjustment .........         (56)            (31)
                                                         ------          ------

      Total stockholders' equity (deficit) ........       15883           (7488)
                                                         ------          ------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY(DEFICIT) .....................       66581           66631
                                                          =====           =====

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                     TB WOOD'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (In Thousands, Except Per Share Amounts)


                                                             For the Three Months Ended       For the Nine Months Ended
                                                           September 27,   September 29,     September 27,  September 29,
                                                                 1996            1995            1996           1995
                                                            --------------------------       -------------------------
Net Sales ..................................................    25849           25263          74769          77792
Cost of Goods Sold .........................................    16525           16479          47363          50215
                                                                -----           -----          -----          -----

Gross Profit ...............................................     9324            8784          27406          27577

Operating Expenses:
     Selling, general and administrative expenses ..........     6102            5498          17995          16898
     Other operating expenses ..............................       60             185            273           1097

Operating Profit ...........................................     3162            3101           9138           9582

Other:
     Interest expense ......................................     (333)          (1148)         (1641)         (3409)
     Other expenses ........................................      (21)             41           (596)          (500)

Income before provision for income taxes and
     extraordinary item ....................................     2808            1994           6901           5673

Provision for income taxes .................................     1124             798           2769           2269

Income before extraordinary item ...........................     1684            1196           4132           3404

Extraordinary item, early extinguishment of debt, net of tax        0               0          (1305)             0
                                                                -----           -----          -----          -----

Net Income (Loss) ..........................................     1684            1196           2827           3404

Per Share Information:
Income before extraordinary item ...........................     0.29            0.31           0.75           0.88
Extraordinary item, early extinguishment of debt, net of tax        0               0          (0.24)             0
Net income .................................................     0.29            0.31           0.51           0.88

Weighted average common shares outstanding .................     5851            3832           5501           3868

The accompanying notes are an integral part of these condensed consolidated statements of operations

                     TB WOOD'S CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                  (UNAUDITED)
                                 (In Thousands)


                                                                   September 27, 1996     September 29, 1995

Net cash provided by  operating activities .........................       6660                  6954

Cash Flows From Investing Activities
  Capital expenditures .............................................      (2290)                (2985)
  Other, net .......................................................        (11)                 (348)
  Acquisition of certain businesses, net of cash acquired ..........       (458)                    0
  Purchase of minority interest in TB Wood's Canada ................      (1600)                    0

Cash used for investing activities .................................      (4359)                (3333)

Cash Flows From Financing Activities
  Repayment of subordinated debt ...................................     (10677)                    0
  Payments of other debt ...........................................     (14459)                (1584)
  Proceeds from public sale of common stock ........................      19803                     0
  Proceeds of new revolving  credit facility .......................      83656                 74408
  Repayments of new revolving credit facility ......................     (79524)               (76452)
  Payment of dividend ..............................................       (920)                    0
  Proceeds from issuance of stock upon option exercise .............        188                     0
Cash used for financing activities .................................      (1933)                (3628)
Effect of Changes in Foreign Exchange Rate .........................        (24)                  179
Net Increase in Cash and Equivalents ...............................        344                   172
Cash and Equivalents at Beginning of Period ........................        417                   329
Cash and Equivalents at End of Period ..............................        761                   501


The accompanying notes are an integral part of these condensed consolidated statements of cash flows

                     TB WOOD'S CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the TB Wood's Corporation and Subsidiaries (the "Company") as of September 27, 1996 and December 29, 1995, and the results of operations for the three and nine month periods ended September 27, 1996 and September 29, 1995, and cash flows for the nine month periods ended September 27, 1996 and September 29, 1995. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1997.

2. Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.

3. On October 4, 1996 the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on October 31, 1996 to shareholders of record on October 18, 1996.

4. On July 18, 1996 the Company repaid $16.7 million of subordinated debt due to The Bibb Company, a company formerly related by common ownership, for $10.7 million. The gain on extinguishment is reflected as a component of stockholders' equity (net of tax).

5. The major classes of inventories at September 27, 1996 and December 29, 1995 consist of the following (in thousands):

                                                  September 27,     December 29,
                                                  1996              1995
                                                  (unaudited)


     Raw material and supplies                   $  3109            $  3211
     Work in process                                6884               6420
     Finished goods                                15998              16057
                                                  ------             ------
       Total at FIFO cost                          25991              25688
     Excess of FIFO cost over LIFO cost           (3,901)             (3881)
                                                  ------             ------

       Total at LIFO cost                         $22090             $21807
                                                  ======             ======


6. On October 9, 1996, the Company purchased the assets of Ambi-Tech Industries, Inc., a leading manufacturer of electronic brakes for electric motors, for approximately $1.0 million of cash and a $0.8 million note payable.

7. On October 10, 1996, the Company entered into a new $40 million unsecured revolving credit facility arranged by PNC Bank, N.A. The Company realized an initial rate reduction of 50 basis points with future rates based on the ratio of total indebtedness to EBITDA.

PART I. - FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of  Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS

         TB Wood's Corporation and Subsidiaries (the "Company") posted operating revenues of $25.8 million for the third quarter of 1996 compared to $25.3 million for the third quarter of 1995, an increase of 2.3%. Third quarter 1996 revenues were 3.0% higher than second quarter 1996 revenues of $25.1 million. Year-to-date revenues were $74.8 million for 1996 compared to $77.8 million for the same period in 1995, a decrease of 3.9%. The decline in comparative year-to-date revenues is due to lower first and second quarter 1996 revenues. These lower revenues resulted from extreme weather conditions in the first quarter of 1996, and reduced demand for electronic products, as our customers reduced inventories in anticipation of new product introductions.

         Gross profit was $9.3 million for the third quarter of 1996 compared to $8.8 million for the third quarter of 1995, an increase of 6.1%. Year-to-date gross profit was $27.4 million for 1996 compared to $27.6 million for the first nine months of 1995, a decrease of 0.6%. The gross profits as a percent of sales for the third quarter and year-to-date periods ended September 27, 1996, of 36.1% and 36.7%, respectively, exceeded the gross profits as a percent of sales for the same periods in 1995 of 34.8% and 35.4%, respectively. The improvements in gross profits as a percent of sales were due primarily to a price increase on mechanical products, productivity improvements, cost reductions resulting from capital expenditures, and the Company's Total Quality Management (TQM) program.

         Selling, General and Administrative (SG&A) expenses were $6.1 million for the third quarter of 1996 compared to $5.5 million for the third quarter of 1995, an increase of 11.0%. Year-to-date SG&A expenses were $18.0 million compared to $16.9 million for the first nine months of 1995, an increase of 6.5%. The higher SG&A expenses were primarily due to increased research and development investments, to accelerate new electronic product introductions and added technical sales personnel, to strengthen the Company's presence in the electronic market.

         Operating profit was $3.2 million for the third quarter of 1996 compared to $3.1 million for the third quarter of 1995, an increase of 2.0%. Year-to-date operating profit was $9.1 million compared to $9.6 million for the first nine months of 1995, a decrease of 4.6%. Operating profits as a percent of sales for the third quarter and nine month periods ended September 27, 1996 were 12.2%, compared to 12.3% for the same periods ended September 29, 1995.

         Net income was $1.7 million for the third quarter of 1996, up 40.8% from $1.2 million for the third quarter of 1995. Year-to-date net income, before one time after tax charges of $1.3 million related to early extinguishment of debt and $0.3 million to write-off a non-compete agreement, was $4.4 million compared to $3.4 million for the first nine months of 1995, an increase of $1.0 million. This increase was primarily due to decreased interest expense resulting from the reduction of debt with the proceeds of the Company's initial public offering on February 8, 1996 and the repayment of the subordinated note on July 18, 1996. On a per share basis, third quarter and year-to-date 1996 earnings were $0.29 and $0.51 compared to 1995 earnings of $0.31 and $0.88, respectively. The 1995 earnings per share information is based on pre-IPO shares outstanding of 3,832,000 shares for the three months ended September 29, 1995 and 3,868,000 shares for the nine months ended September 29, 1995 compared to 5,851,000 shares for the three months ended September 27, 1996 and 5,501,000 shares for the nine months ended September 27, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations provide the principal source of current liquidity. Net cash flows provided from operating activities were $6.7 million and $7.0 million for the nine month periods ended September 27, 1996, and September 29, 1995, respectively. Total working capital increased $0.2 million from $20.9 million at December 29, 1995, to $21.1 million at September 27, 1996.

         The Company used $4.4 million for investment purposes during the first nine months of 1996, an increase of $1.1 million over the same period in 1995. On February 14, the Company completed a strategic acquisition of Grupo Blaju, S.A., de C.V., located in Mexico City, a leading manufacturer and marketer of power transmission products, for approximately $0.5 million. In addition, on February 28, the Company purchased the minority interest of T. B. Wood's Canada, LTD for approximately $1.6 million. The remaining $2.3 million consisted of capital expenditures.

         For the nine months ended September 27, 1996, the Company obtained approximately $19.8 million in net proceeds from the initial public offering on February 8, 1996, and used the funds primarily to repay debt. The Company repaid the subordinated debt of $16.7 million at a discount of $6.0 million on July 18, 1996. The early repayment of the subordinated debt improved the balance sheet equity position by $3.0 million and reduces interest expense by $0.3 million annually.

         On October 4, 1996, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on October 31, 1996, to shareholders of record on October 18, 1996.

Part II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders.

Item 5.  Other Information

         On October 9, 1996, the Company purchased the assets of Ambi-Tech Industries Inc., for approximately $1.0 million cash and a $0.8 million note payable.

         On October 10, 1996, the Company entered into a new $40 million unsecured revolving credit facility, arranged by PNC Bank, N.A. The Company realized an initial rate reduction of 50 basis points with future rates based on the ratio of total indebtedness to EBITDA.

Item 6.  Exhibits and Reports on Form 8-K


a)
                                                             EXHIBIT INDEX

Exhibit

   11       Computation of Per Share Earning


   27       Financial Data Schedule


b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 27, 1996.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on

                           TB WOOD'S CORPORATION



                           By:      \s\DAVID H. HALLEEN
                                    David H. Halleen
                                    Vice President of Finance, Treasurer
                                     and Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)

                                                                      Exhibit 11
                     TB WOOD'S CORPORATION AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
               ($ and shares in thousands, except per share data)


PRIMARY EARNINGS (LOSS) PER COMMON SHARE:                    For the Three Months Ended              For the Nine Months Ended
                                                      September 27, 1996  September 29, 1995  September 27, 1996  September 29, 1995
                                                      ------------------  ------------------  ------------------  ------------------
Income before extraordinary item .............................      1684                1196                4132                3404
Extraordinary item, early extinguishment of debt,
  net of tax .................................................         0                   0               (1305)                  0

Net income ...................................................      1684                1196                2827                3404

 Weighted average common shares outstanding ..................      5777                3375                5408                3375

Add: Weighted average number of shares which could have
  been issued upon exercise of outstanding options/warrants ..        74                 457                  93                 493

Weighted average number of shares used to compute
  primary earning per share ..................................      5851                3832                5501                3868

Primary earning per share
  Income before extraordinary item ...........................      0.29                0.31                0.75                0.88
  Extraordinary item, early extinguishment of debt, net of tax         0                   0               (0.24)                  0
  Net income .................................................      0.29                0.31                0.51                0.88
