Form 10-K
period 1997-01-03
TB WOODS CORP
filed 1997-03-26
CIK 1000227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 3, 1997

Commission file number              1-14182
                         ................................
                              TB Wood's Corporation

 ............................................................................
            (Exact name of registrant as specified in its charter)
               Delaware                                       25-1771145
 .......................................................    ................
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

 440 North Fifth Avenue, Chambersburg, PA                        17201
 .......................................................     ................
  (Address of principal executive office                       (Zip Code)

Registrant's telephone number, including area code   (717) 264-7161

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                     Name of each exchange on
                                                        which registered
 ........................................      ................................
      Common Stock, $.01 par value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price on March 10, 1997, was $41,832,600. On March 10, 1997, there were 5,827,397 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K.

                              TB WOOD'S CORPORATION
                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


PART I.........................................................................2

    Item 1. Business...........................................................2
    Item 2. Properties.........................................................6
    Item 3. Legal Proceedings..................................................7
    Item 4. Submission of Matters to a Vote of Security Holders................7

PART II........................................................................7

    Item 5. Market for Registrant's Common Equity and Related
            Shareholder Matters ...............................................7
    Item 6. Selected Financial Data
            and Results of Operation ..........................................7
    Item 7. Management's Discussion and Analysis of Financial Condition .......8
    Item 8. Financial Statements and Supplementary Data.......................12
    Item 9. Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure .........................................29

PART III......................................................................29

    Item 10. Directors and Executive Officers of the Registrant ..............29
    Item 11. Executive Compensation ..........................................29
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management ......................................................30
    Item 13. Certain Relationships and Related Transactions...................30

PART IV.......................................................................30

    Item 14. Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K .....................................................30
SIGNATURES....................................................................35

                                     PART I

Item 1.  Business.

General

     TB Wood's Corporation (the "Company" or "TB Wood's") is an established designer, manufacturer and marketer of electronic and mechanical industrial power transmission products. The Company was incorporated in 1995. In January 1996, a subsidiary of the Company merged with TB Wood's Incorporated ("TBW"), a Pennsylvania Corporation that was formed in 1857, with TBW as the surviving corporation in the merger. The Company's products are sold to North American and international manufacturers and users of industrial equipment. Headquartered in Chambersburg, Pennsylvania, the Company operates ten production facilities with over 1,000 employees in the United States, Canada and Mexico. The Company has a network of more than 700 select distributors with over 1,900 locations nationwide.

History

     Since 1992, the Company has increased the breadth of the E-trAC(R) ("WFC"), NEMA 4, AC electronic drive product line and in 1993, introduced the E-trAC(R) micro electronic drive product line. During 1996, the Company introduced six new products or product line extensions. The Company's new WFC-HT line of full-featured electronic drives improves motor performance at low speeds, thereby expanding the applications for these products. The Company extended it's very successful line of micro-inverters to 20 horsepower. The Company introduced a line of electronic drives for specific Original Equipment Manufacturer (OEM) applications that are more cost-effective than using a general purpose electronic drive, a series of 575 volt electronic drives for the Canadian market and a new DVC line of high-performance electronic drives for motor sizes up to 700 horsepower. Since 1992, several new mechanical products (two synchronous drives, one hydrostatic drive, and four couplings) have also been introduced. During 1996, the Company introduced the Dura-Flex(R) coupling to expand it's line of flexible couplings into higher performance applications and a new step-precision winding technology for electronic drive systems used in the synthetic fibers industry.

     TB Wood's seeks acquisitions that enhance product offerings, leverages fixed costs, and extend global reach. In April 1993, the Company acquired several lines of business including a flexible coupling and mechanical variable speed drive product line as well as two manufacturing facilities. In January 1994, the Company acquired Plant Engineering Consultants, Inc. ("PEC"), an integrated electronic drive systems manufacturer and marketer. In early 1996, the Company acquired Grupo Blaju S.A. de C.V., providing a leading market share position in belted drive components in Mexico and a strong and cost-effective Mexican manufacturing operation. In October 1996, the Company acquired the assets of Ambi-Tech Industries, Inc., a leading manufacturer of electronic brakes. Ambi-Tech provides an important electronic product extension, as well as new technical capability to support the Company's aggressive growth plans in the electronics business. In November 1996, the Company acquired certain assets of Deck Manufacturing, a producer of gear couplings. Deck provides a valuable addition to the Company's line of couplings, the fastest growing area of the Company's mechanical business. The Company completed three other acquisitions between 1992 and 1995.

     The Company uses strategic alliances to gain access to technology and products that can not be as easily or effectively obtain through internal development or acquisition and to expand international market penetration. In 1996, the Company entered into a strategic alliance to sell electronic drives in Taiwan and the rapidly expanding market in China. Through other alliances, TB Wood's electronic drives are sold throughout Europe, Australia, and New Zealand.

Industry Overview

     The power transmission industry provides electronic and mechanical products used in automated manufacturing and material processing activities that transfer power from a motor or engine to a machine. The power transmission industry consists of three product categories: mechanical power transmission components, gear boxes and electronic drives. The Company competes in the electronic drives and mechanical power transmission components product categories.

Products

     The Company designs, manufactures and markets electronic and mechanical power transmission products. During 1994, 1995 and 1996, net sales for these product offerings were as follows:

                                                  1996                  1995                   1994
                                                  ----                  ----                   ----
                                        Net Sales      %      Net Sales      %       Net Sales      %
                                        ---------      -      ---------      -       ---------      -
Electronic power .......................   32.9     32.1%       34.2       33.4%       30.4       31.9%
transmission products
Mechanical power .......................   69.6     67.9%       68.1       66.6%       64.9       68.1%
transmission products
                                        -------    ------    -------     -------    -------      ------
                                          102.5    100.0%      102.3      100.0%       95.3      100.0%

Electronic Product Offering

     The Company designs and manufactures Alternating Current ("AC") and Direct Current ("DC") electronic drives and integrated electronic drive systems which are marketed throughout North America and internationally. These products are used to control the speed of electric motors in manufacturing processes. The Company's standard AC electronic drive products, which represent most of its electronic drive product offering net sales, are programmable to meet the needs of general requirements with particular strengths in food processing, materials handling, packaging and general machinery applications. The Company's electronic products are designed to meet both North American and European standards. The Company's integrated electronic drive systems consist of uniquely configured AC and/or DC electronic drives, programmable logic controllers and in-house designed custom software. These systems are packaged in custom enclosures to meet the requirements of specific applications.

Mechanical Product Offering

     The Company's mechanical product offering includes a full line of stock and make-to-order products including V-belt drives, synchronous drives, open belted variable speed drives, a broad line of flexible couplings, as well as hydrostatic drives, clutches and brakes. These products are used in a variety of industrial applications to transmit power from motors and engines to machines. The primary markets for these products are the construction, oil field and specialized industrial machinery, food processing, material handling, pumps, compressors, mining, pulp and paper and agricultural equipment industries.

Marketing and Distribution

     The Company markets its products in North America and internationally. In North America, the Company sells to selected, authorized, industrial distributors which resell the Company's products to industrial consumers and Original Equipment Manufacturers ("OEMs"). The Company also sells directly to approximately 1,250 OEMs. The

Company's products are sold principally throughout North America and, to a lesser extent, internationally. The Company's marketing alliances include licensing agreements and distribution agreements with distributors and manufacturers which, in some cases, market the Company's products under private label agreements. The Company has a technical sales force of more than 30 people and several specialized manufacturers' representatives.

     The  Company  operates  central   distribution   centers  in  Chambersburg,
Pennsylvania; Stratford, Ontario and Mexico City, Mexico and regional distribution centers in Atlanta, Georgia; Elk Grove, Illinois; Dallas, Texas; Los Angeles, California; Portland, Oregon; Montreal, Quebec and Edmonton, Alberta.

     Most  of  the  Company's   products  are  manufactured  to  maintain  stock
inventories, and on-time delivery is important, therefore order backlogs are generally less than one month's shipments.

Customers

     The Company's products are consumed principally by industrial users. The Company's OEM customers include a number of Fortune 500 companies. The Company's distributor customers include, among others, Motion Industries and Kaman Industrial Technologies which are among the largest distributors in the industry. In addition, the Company's distributors also sell to OEMs. Management believes that the Company is one of the leading suppliers of power transmission products, based on sales volume, to its distributors. The Company's five largest customers accounted for approximately 29% of the Company's net sales in 1996. Motion Industries accounted for more than 10% of the Company's total net sales in 1996 and has been a significant customer of the Company for more than 15 years.

Competition

     The power transmission industry is highly competitive. Competitive factors in the AC and DC electronic drive product categories include product performance, physical size of the product, tolerance for hostile environments, application support, availability and price. The Company's competitors in these product categories include large multi-national companies in North America, Europe and Asia, as well as many small, domestic niche manufacturers. The integrated electronic drive system market is driven by increased demand for greater speed and process control from end users. This market includes maintenance and replacement of existing systems, upgrades to existing systems and new capacity expansion. Competitive factors include process knowledge and engineering, software design, product durability and price. Major systems competitors include Control Techniques Drives, Inc./Emerson Electric Co. Inc., Asea Brown Boveri, Allen Bradley and Siemens Corp. The Company competes with several divisions of large industrial companies as well as many small to mid-sized independent companies in the mechanical product category. Competitive factors include availability, quality, price, size capability, engineering and customer support. The Company's most significant competitors in the mechanical product category include Dodge, Emerson Electric Co. Inc., Martin Sprocket and Gear, Rexnord Corp. and Lovejoy Industries Inc. Management believes that there are no significant foreign competitors in the North American mechanical product category market because of a fragmented customer base, prohibitive freight costs as compared to selling price and difficult access to existing distribution channels.

Research and Development

     The Company's research and development efforts include the development of new products, the testing of products and the enhancement of manufacturing techniques and processes. The Company's annual expenditures for research and development (including royalties and payments to third parties) during the last three fiscal years have averaged 2.8% of net sales, with a higher percentage being spent on electronic products.

Raw Materials

     The Company uses purchased standard components in all of its electronics products. The Company also purchases components designed by its engineers. These purchased components include transformers, aluminum heat sinks, plastic enclosures and sheet metal stampings. These electronic parts and components are purchased from a number of suppliers and management has taken steps to qualify multiple sources for key items. The principal raw materials used in the Company's mechanical manufacturing operations are various types of steel, including pig iron, metal stampings, castings, forgings and powdered metal components. The Company also designs, tools and outsources special components made of aluminum, powdered metal and polymers. The Company purchases the materials used in its mechanical manufacturing operations from a number of suppliers and management believes that the availability of its materials is adequate.

Patents and Trademarks

     The Company owns patents relating to its coupling, composite, synchronous drive, open belted variable speed drive, electronic drive and clutch/brake product lines. The Company also owns several patents relating to the design of its products. From time to time, the Company grants to others licenses under certain of its patents and obtains licenses under the patents of others. In addition, the Company owns, or has the right to use, registered United States trademarks for the following principal products: Sure-Flex(R), Formflex(R), Ultra-V(R), Roto-Cone(R), Var-A-Cone(TM), True Tube(TM), E-trAC(R), Ultracon(R) and Fiberlink(TM).

Employees

     As of January 3, 1997, the Company employed approximately 1,068 people. Approximately 30 of the Company's hourly employees located at its Stratford, Ontario facility are represented by the United Steelworkers of Canada pursuant to a collective bargaining agreement dated January 20, 1995 that expires on January 19, 1998. Approximately 100 of the Company's employees located at its Mexico City, Mexico facility are represented by the National Metal Workers' Union of Mexico pursuant to a collective bargaining agreement that expires on January 31, 1998.

Environmental Matters

     As with most industrial companies, the Company's operations and properties are required to comply with and are subject to liability under federal, state, local and foreign laws, regulations and ordinances relating to the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes. The nature of the Company's operations exposes it to the risk of claims with respect to environmental matters and there can be no assurance that material costs will not be incurred in connection with such liabilities or claims.

     Both the Mt. Pleasant, Michigan (the "Mt. Pleasant Facility") and the Chambersburg, Pennsylvania (the "Chambersburg Facility") facilities had been listed on the Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLIS") (a list of sites maintained by the United States Environmental Protection Agency ("USEPA") for which a determination was to be made concerning whether investigation or remediation under CERCLA would be required). Both have been designated by USEPA as requiring no further action under CERCLA; therefore, the Company does not believe that material expenditures for these sites will be incurred under the CERCLA program. However, this does not assure that such expenditures would not be required under other federal and/or state programs.

     The Mt. Pleasant Facility is currently listed on Michigan's inactive hazardous waste site list pursuant to the Michigan version of CERCLA (formerly known as "Act 307", amended and recodified on June 5, 1995 as Part 201 of the Natural Resources and Environmental Protection Act ("Part 201")). The Mt. Pleasant Facility was first placed on the Michigan hazardous waste site list in 1991, when the Facility was owned by Dana Corporation. When the Company acquired the Mt. Pleasant Facility from Dana Corporation, the Asset Purchase Agreement dated March

31, 1993 (the "Asset Purchase Agreement") included an environmental indemnity provision. Pursuant to this provision, Dana Corporation agreed to indemnify the Company with respect to any environmental liabilities to the extent they arose out of environmental conditions first occurring on or before the closing date, including the presence or release of any hazardous substances at, in, or under the Mt. Pleasant Facility and with respect to the identification of the Mt. Pleasant Facility on the Michigan list of inactive hazardous waste sites. It is not known at this time whether Dana Corporation will be required to conduct further investigation or remediation with respect to the volatile organic compounds found in soils and groundwater. The Company has not been notified by the Michigan Department of Natural Resources or any other governmental agency or person that it has any responsibility for investigating or remediating such environmental conditions. Although the Company has no reason to believe Dana Corporation cannot fulfill its remediation and indemnification obligations under the Asset Purchase Agreement, if Dana Corporation is unable to fulfill such commitments, then the Company may incur additional costs.

     The Company believes that its facilities are in substantial compliance with current regulatory standards applicable to air emissions, under the Clean Air Act Amendments of 1990 ("CAAA"). At this time, the Company cannot estimate when other new air standards will be imposed or what technologies or changes in processes the Company may have to install or undertake to achieve compliance with any applicable new requirements at its facilities. The Company has no reason to believe that such expenditures are likely to be material.

     Similarly, based upon the Company's experience to date, the Company believes that the future cost of currently anticipated compliance with existing environmental laws relating to wastewater, hazardous waste and employee and community right-to-know should not have a material adverse effect on the Company's financial condition.

     The Company's capital expenditures for environmental matters were $39,151 in 1994, $51,758 in 1995 and $4,530 in 1996.

Item 2.  Properties

The Company owns and operates the following facilities:
  Location                             Operations                       Sq. Feet
  --------                             ----------                       --------
Chambersburg,     Foundry production of iron, and manufacturing         440,000
Pennsylvania      and engineering of mechanical products. Central
                  distribution, administrative offices and corporate headquarters.

Scotland,         Manufacturing and engineering of electronic            40,400
Pennsylvania      products.


Trenton,          Manufacturing of mechanical products.                  60,000
Tennessee


Stratford,        Manufacturing of mechanical products.  Central         46,000
Ontario           distribution and administrative offices for Canada.

San Marcos,       Manufacturing and engineering of mechanical            31,000*
Texas              products.


Mt. Pleasant,     Manufacturing of mechanical products.                  30,000
Michigan


Chattanooga,      Manufacturing, engineering and sales of integrated     22,500*
Tennessee         electronic drive systems. Headquarters of PEC.

Elk Grove,        Distribution center.                                   21,700
Illinois

______________________________
*Includes certain leased space

     In addition, the Company leases manufacturing facilities in: Hillsdale, New Jersey; Granger, Indiana; Mexico City, Mexico, and distribution facilities in:
Atlanta, Georgia; Dallas, Texas; Montreal, Quebec; Edmonton, Alberta; Los Angeles, California and Portland, Oregon.


Item 3.  Legal Proceedings

     The Company is a party to various lawsuits arising in the ordinary course of business. The Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

     The Company consummated the initial public offering of its common stock on February 8, 1996 and its Common Stock is listed on the New York Stock Exchange. The high and low prices for the Common Stock, and dividends paid on Common Stock, during the period from February 8, 1996 though January 3, 1997 were as follows:

                                      Sales Price                 Dividends
                                      -----------                 ---------
         Fiscal Year 1996           High        Low             Paid in Cash
         ----------------           ----        ---             ------------
         1st quarter             $12.125    $10.875                $.00
         2nd quarter              11.750      8.875                 .08
         3rd quarter               9.875      8.250                 .08
         4th quarter              11.750      7.625                 .08

     On March 10, 1997, there were 86 registered shareholders of the Company's Common Stock, and the high and low sales prices for the Common Stock were $14.25 and $14.00, respectively. During fiscal year 1996, the Company paid total dividends of $.24 and declared total dividends of $.32 on the shares of its Common Stock. The declaration of any dividend, including the amount thereof, will be at the discretion of the Board of Directors of the Company, and will depend on the Company's then current financial condition, results of operations and capital requirements, and such other factors as the Board of Directors deems relevant.

Item 6.  Selected Financial Data

     The following tables set forth selected historical financial and operating data for the Company for each of the five years through fiscal year 1996 and have been derived from the Company's financial statements which have been audited by the Company's independent public accountants. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     Effective fiscal year 1995, The Company changed its year end to the Friday closest to the last day of December. Fiscal year-ends are as follows:

               1996           January 3, 1997
               1995           December 29, 1995
               1994 & prior   December 31 of calendar year.

                                                              Selected Financial Data

(in thousands, except per share data)                               Fiscal Year

                                             1996        1995         1994         1993         1992
Revenue and Income
Net sales ...........................   $ 102,505   $ 102,307    $  95,315    $  72,375    $  55,875
Gross profit ........................      37,747      36,111       32,886       24,922       20,386
Operating income ....................      12,573      12,593        9,795        6,329        3,837
Net income, before one-time charges*        6,294       4,599        3,077        1,779         (750)
                                        ---------   ---------    ---------    ---------    ---------
Cash Flow
Cash provided by operations .........   $   9,090   $   9,214    $   5,379    $   5,647    $   2,732
Capital expenditures ................       3,762       4,531        2,722        2,202        1,155
                                        ---------   ---------    ---------    ---------    ---------
Assets and Liabilities
Working capital** ...................   $  26,962   $  26,160    $  24,931    $  19,815    $  16,046
Total assets ........................      73,395      66,631       61,075       57,237       39,381
Total debt ..........................      22,227      41,463       42,661       42,900       37,132
Shareholders' equity (deficit) ......      16,875      (7,488)     (12,866)     (16,537)     (13,672)
                                        ---------   ---------    ---------    ---------    ---------
Per Share Data
Net income, before one-time charges*    $    1.12   $    1.21    $     .82    $     .50    $    (.25)
Cash dividends declared .............         .32         --           --           --           --
 Book value .........................        3.01       (1.97)       (3.43)       (4.64)       (4.56)
                                        ---------   ---------    ---------    ---------    ---------

Weighted average shares outstanding .       5,600       3,810        3,750        3,563        3,000

* Before $1,654 of one-time charges in 1996 related to the write-off of a non-compete agreement and the early retirement of debt related to the Initial Public Offering, $839 of one-time income in 1994 related to the sale of a product line, and $9,477 of net one-time charges in 1993 related to extraordinary income from the early repayment of debt and the cumulative effect of changes in the accounting for postretirement benefits.

** Working capital is defined as the sum of accounts receivable, inventory, and other current assets, less accounts payable and accrued expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Year Ended January 3, 1997, Compared to Year Ended December 29, 1995

     Net sales for fiscal 1996 increased to $102.5 million from $102.3 million in 1995, an increase of $.2 million, or .2%. The Company's overall 1996 sales, excluding sales from the three businesses acquired during the year, declined by approximately $2.3 million as compared to 1995. This decline resulted primarily from reduced sales of electronic drive products to distributors who delayed purchases in anticipation of the Company's introduction of a higher performance series of electronic drives during the second half of 1996.

     Gross profit increased to $37.7 million from $36.1 million in 1995, an increase of $1.6 million, or 4.5%. Gross profit as a percent of net sales increased to 36.8% from 35.3%, due primarily to productivity improvements and cost reductions resulting from the Company's capital expenditure and Total Quality Management programs.

     SG&A expense for fiscal 1996 increased to $25.2 million from $23.5 million in 1995, an increase of $1.7 million, or 7.0%. SG&A expense as a percent of net sales increased to 24.6% from 23.0%. The increase in SG&A expense resulted primarily from increases in research and development and marketing expenses related to new product introductions in the Company's electronics business, as well as additional SG&A expenses from acquired operations.

     Other expense for fiscal 1996 decreased to $2.6 million from $4.9 million in 1995, a decrease of $2.4 million, or 47.7%. This decrease was due primarily to lower interest costs as a result of debt repayment from the proceeds of the Initial Public Offering (IPO), prepayment of a subordinated note at a discount, and reduced interest rates on the Company's new revolving line of credit. Other expense included a $.6 million write-off of a non-compete agreement. The effective tax rate for 1997 was 40.5%. Details of the provision for income taxes are discussed in Note 5. An extraordinary item of $1.3 million, net of tax, was related to early repayment of debt with the proceeds from the IPO.

     Net income for fiscal 1996 was $4.6 million, unchanged from 1995. In 1996 net income before one time charges, net of tax, increased by $1.7 million over 1995, or 36.9%.

Year Ended December 29, 1995, Compared to Year Ended December 31, 1994

     Net sales increased from $95.3 million to $102.3 million, an increase of $7.0 million, or 7.3%. This increase included approximately $3.9 million of continued growth from AC electronic drive products. The balance of this increase was due primarily to price increases, market expansion, and increased market penetration by the Company's other existing product lines.

     Gross profit increased from $32.9 million to $36.1 million, an increase of $3.2 million, or 9.7%. Gross profit as a percent of net sales increased from 34.5% to 35.3%, due primarily to continued consolidations of acquisitions made in prior years, focusing of our factories, and restructuring of the Company's Canadian subsidiary.

     SG&A expense increased from $23.1 million to $23.5 million, an increase of $.4 million, or 1.8%. SG&A expense as a percent of net sales decreased from 24.2% to 23.0%. SG&A expense for 1995 included a 28.3% increase in research and development expense over the prior year, primarily in electronic products. SG&A expense in 1995 included $.7 million of non-cash compensation expense related to stock options granted in 1991 and 1992. Excluding non-cash stock option compensation expense, SG&A expense as a percent of net sales decreased from 24.2% to 22.3%.

     Operating income increased from $9.8 million to $12.6 million, an increase of $2.8 million, or 28.6%. Excluding the non-cash stock option compensation expense referred to above, operating income increased from $9.8 million to $13.3 million, an increase of $3.5 million, or 35.7%.

     Other expense increased from $3.5 million to $4.9 million, principally because other expense was reduced in 1994 by a $1.4 million gain from the sale of the magnetic clutch and brake product lines which was part of an earlier acquisition. Interest expense and other finance charges increased from $4.4 million to $4.5 million, an increase of $.1 million, or 2.2%. The effective tax rate for the year was 40.0%. Without giving effect to the gain on the sale of the magnetic clutch and brake product lines, other expense remained at $4.9 million.

     Net income increased from $3.9 million to $4.6 million, an increase of $.7 million, or 17.9%. Net income in 1994 included a $.9 million gain, net of income taxes, on the sale of the magnetic clutch and brake product lines. Excluding the gain on the sale and the non-cash stock option expense referred to above, net income increased from $3.0 million to $5.0 million, an increase of $2.0 million, or 66.7%.

Liquidity and Capital Resources

     The Company's principal sources of funds are cash flow from operations and borrowings under the Company's revolving credit agreement. Cash provided from operations in 1996 was $9.1 million, down slightly from $9.2 million in 1995. In 1996, cash used for increases in net working capital was only $.1 million versus $1.0 million in 1995.

     Net cash used for investing activities during fiscal years 1996, 1995, and 1994 was $9.2 million, $6.4 million, and $4.4 million, respectively. The Company's investing activities were primarily acquisitions and capital expenditures. In 1996, the Company acquired the assets of Deck Manufacturing Corp. and Ambi-Tech, Inc., and purchased the stock of Grupo Blaju S.A. de C.V. for a total of $3.7 million in cash and notes. Also in 1996, the Company purchased 21% of T.B. Wood's Canada Ltd. for $1.6 million in order to make the Company's Canadian operations a wholly-owned subsidiary.

     Capital expenditures for fiscal years 1996, 1995, and 1994 were $3.8 million, $4.5 million, and $2.7 million, respectively. During the last three fiscal years, the Company has made significant capital investments in computer numerically controlled (CNC) machine tools, test and production equipment at the Company's foundry in Chambersburg, and equipment to improve and modernize plants we acquired through our recent purchases of businesses. These capital expenditures reduce costs, improve product quality, and provide additional capacity for meeting the Company's growth objectives.

     On February 8, 1996, the Company completed an Initial Public Offering of its Common Stock that raised approximately $22.5 million in aggregate gross proceeds for the Company. The proceeds, net of issuance costs of $19.8 million, were used to repay debt. In July, the Company repurchased a $16.7 junior subordinated note for $10.7 million. The gain on extinguishment of this debt, net of taxes, was $3.0 million and was booked directly to shareholders' equity. In October, the Company entered into a $40 million, unsecured revolving credit facility arranged by PNC Bank, N.A., of which $19.8 million was unused at year end. The Company declared $1.9 million in dividends during 1996. The Company paid an $.08 per share dividend following of the first, second, and third quarters of 1996, and declared an $.08 dividend on January 3, 1997, paid on January 31, 1997, to shareholders of record on January 17, 1997.

     The Company believes that it will have sufficient cash flow from operations and available borrowings to meet its future cash needs for interest, operating expenses, and capital expenditures.

NOTE

     The Securities and Exchange Commission has qualified Mexico as a highly inflationary economy under the provisions of SFAS No. 52. In 1997, the financial statements of the Mexican operation will be remeasured with the US dollar as the functional currency. Any gain or loss will be recorded in the Company's statements of operations.

Safe Harbor Statement

     This Annual Report contains various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political and technology factors which, among others, could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

     Such factors  include the following:  (i) changes in the current and future
business  environment,   including
interest rates and capital and consumer spending; (ii) competitive factors and competitor responses to the Company's initiatives; (iii) successful development and market introductions of anticipated new products; (iv) changes in government laws and regulations, including taxes; and (v) favorable environment to make acquisitions, domestic and foreign, including regulatory requirements and market value of candidates.

Item 8.  Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----

Report of Independent Public Accountants ....................................13

Consolidated Balance Sheets as of January 3, 1997 and
     December 29, 1995 ......................................................14

Consolidated Statements of Operations for the Years Ended
     January 3, 1997, December 29, 1995 and December 31, 1994 ...............15

Consolidated Statements of Changes in Shareholders' Equity (Deficit)
     for the Years Ended January 3, 1997, December 29, 1995
     and December 31, 1994 ..................................................16

Consolidated Statements of Cash Flows for the Years Ended
     January 3, 1997, December 29, 1995 and December 31, 1994 ...............17

Notes to Consolidated Financial Statements ..................................18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
TB Wood's Corporation:

     We have audited the accompanying consolidated balance sheets of TB Wood's Corporation (a Delaware corporation) and subsidiaries as of January 3, 1997, and December 29, 1995, and the related consolidated statements of operations, changes in shareholders' equity(deficit), and cash flows for each of the three years in the period ended January 3, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TB Wood's Corporation and subsidiaries as of January 3, 1997 and December 29, 1995 and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1997 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)(2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 7, 1997



                     TB Wood's Corporation And Subsidiaries
                           Consolidated Balance Sheets


(in thousands, except per share and share amounts)                                    1996        1995
--------------------------------------------------------------------------------  --------    --------
ASSETS
Current Assets:
Cash and cash equivalents ......................................................  $    306    $    417
Accounts receivable, less allowances for doubtful accounts, discounts,
     and claims of $437 and $510 in 1996 and 1995, respectively ................    15,518      14,132
Inventories:
     Finished goods ............................................................    16,293      16,057
     Work in process ...........................................................     7,994       6,420
     Raw materials .............................................................     3,755       3,211
     LIFO reserve ..............................................................    (4,057)     (3,881)
                                                                                  --------    --------
                                                                                    23,985      21,807
                                                                                  --------    --------
Other current assets ...........................................................     1,053         504
                                                                                  --------    --------
     Total current assets ......................................................    40,862      36,860
                                                                                  --------    --------
Property, Plant, and Equipment:
Machinery and equipment ........................................................    33,075      28,030
Land, buildings, and improvements ..............................................     8,577       8,207
                                                                                  --------    --------
                                                                                    41,652      36,237
Less accumulated depreciation ..................................................    21,154      18,424
                                                                                  --------    --------
                                                                                    20,498      17,813
                                                                                  ========    ========

Other Assets:
Deferred income taxes (Note 5) .................................................     5,249       5,049
Goodwill, net of accumulated amortization of
     $958 and $846 in 1996 and 1995, respectively ..............................     4,603       3,639

Other ..........................................................................     2,183       3,270
                                                                                  --------    --------
     Total other assets ........................................................    12,035      11,958
                                                                                  --------    --------
                                                                                  $ 73,395    $ 66,631
                                                                                  ========    ========

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt (Note 4) ..................................  $    520    $  1,759
Accounts payable ...............................................................     5,210       3,943
Checks outstanding .............................................................     1,532       2,048
Accrued expenses (Note 3) ......................................................     8,384       6,340
Deferred income taxes (Note 5) .................................................       539       1,897
     Total current liabilities .................................................    16,185      15,987
                                                                                  --------    --------
Long-term debt, less current maturities (Note 4) ...............................    21,707      39,704
                                                                                  --------    --------
Postretirement benefit obligation, less current portion ........................    18,628      18,428
                                                                                  --------    --------
Commitments and Contingencies (Note 8)
Shareholders' Equity (Deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     no shares issued or outstanding ...........................................         0           0
Common stock, $.01 par value; 40,000,000 shares authorized, 5,827,397 and
     3,375,000 shares issued and outstanding in 1996 and 1995, respectively ....        58          33
Warrants .......................................................................         0         500
Additional paid-in capital .....................................................    28,158       6,104
Accumulated deficit ............................................................   (11,306)    (14,094)
Foreign currency translation adjustment ........................................       (35)        (31)
     Total shareholders' equity (deficit) ......................................    16,875      (7,488)
                                                                                  --------    --------
                                                                                  $ 73,395    $ 66,631
                                                                                  ========    ========

The accompanying notes are an integral part of these consolidated financial statements


                                               TB Wood's Corporation And Subsidiaries
                                               Consolidated Statements of Operations

 (in thousands, except per share amounts)                                                      1996         1995         1994
 --------------------------------------------------------------------------------------        ----         ----         ----
Net sales .............................................................................   $ 102,505    $ 102,307    $  95,315
Cost of sales .........................................................................      64,758       66,196       62,429
                                                                                          ---------    ---------    ---------
     Gross profit .....................................................................      37,747       36,111       32,886
Selling, general, and administrative expenses .........................................      25,174       23,518       23,091
                                                                                          ---------    ---------    ---------
     Operating income .................................................................      12,573       12,593        9,795
                                                                                          ---------    ---------    ---------
Other (expense) income:
     Interest expense and other finance charges .......................................      (1,982)      (4,461)      (4,355)
     Gain on sale of product lines ....................................................           0            0        1,398
     Other, net .......................................................................        (593)        (467)        (542)
                                                                                          ---------    ---------    ---------
          Other expense, net ..........................................................      (2,575)      (4,928)      (3,499)
                                                                                          ---------    ---------    ---------
Income before provision for income taxes and extraordinary item .......................       9,998        7,665        6,296
Provision for income taxes (Note 5) ...................................................       4,053        3,066        2,380
                                                                                          ---------    ---------    ---------
Income before extraordinary item ......................................................       5,945        4,599        3,916
Extraordinary item, early extinguishment of debt
     (less related income tax benefit of $870) ........................................      (1,305)           0            0
                                                                                          ---------    ---------    ---------
Net income ............................................................................   $   4,640    $   4,599    $   3,916
                                                                                          =========    =========    =========
Per share of common stock:
     Income before extraordinary item .................................................   $    1.06    $    1.21    $    1.04
     Extraordinary item ...............................................................        (.23)         .00          .00
                                                                                          ---------    ---------    ---------
Net income per common share ...........................................................   $     .83    $    1.21    $    1.04
                                                                                          ---------    ---------    ---------
Weighted average shares of common stock
     and equivalents outstanding ......................................................       5,600        3,810        3,750
                                                                                          =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements



                                    TB Wood's Corporation And Subsidiaries
                   Consolidated Statements of Changes in Shareholders' Equity (Deficit)


                                                                                              Foreign
                                                                   Additional                Currency
                                               Common                Paid-In  Accumulated  Translation
(in thousands)                                  Stock   Warrants     Capital     Deficit    Adjustment
--------------                                  -----   --------     -------     -------    ----------
Balance, December 31, 1993 ..............    $     33   $    500    $  5,429    $(22,609)   $    110
Net income ..............................           0          0           0       3,916           0
Foreign currency translation adjustment .           0          0           0           0        (245)
-----------------------------------------    --------   --------    --------    --------    --------

Balance, December 31, 1994 ..............          33        500       5,429     (18,693)       (135)
Net income ..............................           0          0           0       4,599           0
Stock option compensation ...............           0          0         675           0           0
Foreign currency translation adjustment .           0          0           0           0         104
-----------------------------------------    --------   --------    --------    --------    --------

Balance, December 29, 1995 ..............          33        500       6,104     (14,094)        (31)
Net income ..............................           0          0           0       4,640           0
Issuance of stock in connection with
the Initial Public Offering .............          20          0      19,803           0           0
Investment in Wood's-Canada .............           0          0      (1,600)          0           0
Exercise of warrants ....................           4       (500)        500           0           0
Gain on repayment of subordinated note ..           0          0       2,992           0           0
Dividends declared ......................           0          0           0      (1,852)          0
Stock option compensation and proceeds
from options exercised ..................           1          0         359           0           0
Foreign currency translation adjustment .           0          0           0           0          (4)
-----------------------------------------    --------   --------    --------    --------    --------

Balance, January 3, 1997 ................    $     58   $      0    $ 28,158    $(11,306)   $    (35)
                                             ========   ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                                       TB Wood's Corporation And Subsidiaries
                                        Consolidated Statements Of Cash Flows



(in thousands)                                                           1996        1995        1994
--------------------------------------------------------------        --------    --------    --------
Cash Flows from Operating Activities:
Net income ...................................................        $  4,640    $  4,599    $  3,916
                                                                      --------    --------    --------
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization ...........................           3,427       3,618       3,210
     Deferral of interest and management fees payable to affiliates        288       1,152       1,019
     Change in deferred income taxes, net ....................          (1,095)        205         673
     Stock option compensation expense .......................             140         675           0
     Gain on sale of product lines ...........................               0           0      (1,398)
     Net loss (gain) on sale of assets .......................             (44)          0          19
     Write off of non-compete agreement ......................             563           0           0
     Extraordinary loss on early extinguishment of debt, net .           1,305           0           0
     Changes in working capital, net of effects of acquisitions:
          Accounts receivable, net ...........................            (854)       (115)     (1,634)
          Inventories, net ...................................          (1,615)     (1,612)     (1,379)
          Prepaid expenses and other current assets ..........            (751)        (34)        185
          Accounts payable ...................................             631        (467)       (334)
          Accrued and other liabilities ......................           2,455       1,193       1,102
                                                                      --------    --------    --------
               Total adjustments .............................           4,450       4,615       1,463
                                                                      --------    --------    --------
               Net cash provided by operating activities .....           9,090       9,214       5,379
                                                                      --------    --------    --------
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired ...........................          (2,920)          0      (3,987)
Capital expenditures .........................................          (3,762)     (4,531)     (2,722)
Proceeds from sales of product lines .........................               0           0       2,200
Purchase of minority interest in subsidiary ..................          (1,600)          0           0
Proceeds from sales of fixed assets ..........................             128          44          50
Other, net ...................................................          (1,004)     (1,915)         28
                                                                      --------    --------    --------
     Net cash used in investing activities ...................          (9,158)     (6,402)     (4,431)
                                                                      --------    --------    --------
Cash Flows from Financing Activities:
Change in checks outstanding .................................            (516)       (383)      1,388
Repayments of subordinated note and associated taxes .........         (13,094)          0      (2,000)
Repayments of long-term debt, net ............................         (14,564)     (2,131)     (2,068)
Proceeds from (repayments of) original
     revolving credit facility, net (Note 4) .................         (10,721)       (313)      2,244
Proceeds from new revolving credit facility, net (Note 4) ....          20,200           0           0
Proceeds from public sale of common stock ....................          19,823           0           0
Payment of dividends .........................................          (1,386)          0           0
Proceeds from issuance of stock upon option exercise .........             219           0           0
                                                                      --------    --------    --------
     Net cash used in financing activities ...................             (39)     (2,827)       (436)
                                                                      --------    --------    --------
Effect of changes in foreign exchange rates ..................              (4)        103        (245)
                                                                      --------    --------    --------
Net (decrease) increase in cash and cash equivalents .........            (111)         88         267
Cash and cash equivalents at beginning of year ...............             417         329          62
                                                                      ========    ========    ========
Cash and cash equivalents at end of year .....................        $    306    $    417    $    329
                                                                      ========    ========    ========

Income taxes paid during the year ............................        $  5,409    $  2,140    $  1,585
                                                                      ========    ========    ========
Interest paid during the year ................................        $  2,040    $  2,868    $  2,684
                                                                      ========    ========    ========


The accompanying notes are an integral part of these consolidated statements.

                     TB Wood's Corporation And Subsidiaries
                   Notes To Consolidated Financial Statements
               (in thousands, except per share and share amounts)


1.       NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

     TB Wood's Corporation and Subsidiaries (collectively, "Wood's" or the "Company") is an established designer, manufacturer, and marketer of electronic and mechanical industrial power transmission products which are sold to domestic and international manufacturers and users of industrial equipment. Principal products of TB Wood's Incorporated ("Wood's-U.S."), a wholly owned subsidiary of TB Wood's Corporation, include electronic drives, integrated electronic drive systems, mechanical belted drives, and flexible couplings. Plant Engineering Consultants, Inc. ("PEC" (Note 9)), a wholly owned subsidiary of Wood's-U.S., manufactures integrated electronic drive systems. TB Wood's Canada, Ltd. ("Wood's-Canada"(Note 9)) and TB Wood's Mexico, S.A., de C.V. ("Wood's-Mexico"(Note 9)), wholly owned subsidiaries of Wood's-U.S., manufacture and market mechanical industrial power transmission products and act as distributors for electronic and mechanical products manufactured by the domestic operations of Wood's-U.S. Wood's-U.S. was organized in 1857 and was incorporated in Pennsylvania in 1906.

     The accompanying consolidated financial statements include the accounts of TB Wood's Corporation and its wholly owned subsidiaries. The minority interest in Wood's-Canada, purchased by Wood's-U.S. in connection with the Initial Public Offering ("Offering"(Note 9)), was not separately classified in the accompanying financial statements for 1995 because the minority owners were the same individuals who owned the common stock of Wood's-U.S. All significant intercompany balances and transactions have been eliminated.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property, Plant, and Equipment

     The  Company   depreciates  its  property,   plant,   and  equipment  using
principally the straight-line method over the estimated useful lives of the assets. Equipment under capital leases is depreciated over the assets estimated useful life and is included in machinery and equipment. Maintenance and repair costs are charged to expense as incurred, and major renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Inventories

     Wood's-U.S. and PEC inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method. Wood's-Canada and Wood's-Mexico inventories are stated at the lower of cost or market using the first-in, first-out ("FIFO") method. Market is defined as net realizable value. Cost includes raw materials, direct labor, and manufacturing overhead. Approximately 90% and 89% of total inventories were valued using the LIFO method at January 3, 1997 and December 29, 1995, respectively.

Self-Insurance

     The Company maintains workers' compensation insurance policies which have the potential for retrospective premium adjustments and a partially self-insured group health insurance policy which is subject to specific retention levels. Insurance administrators assist the Company in estimating the fully developed workers' compensation liability and group health insurance reserves which are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims. The Company has issued letters of credit totaling $1,700 to cover incurred claims and other costs related to the workers' compensation policy.

Foreign Currency Translation

     The  financial  statements of  Wood's-Canada  and  Wood's-Mexico  have been
translated  into  U.S.   dollars  in  accordance  with  Statement  of  Financial
Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Translation adjustments, which result from the process of translating financial statements into U.S. dollars, are accumulated as a separate component of shareholders' equity(deficit). Exchange gains and losses resulting from foreign currency transactions, primarily intercompany sales of products between Wood's-U.S., Wood's-Canada and Wood's-Mexico, are included in other income (expense) in the accompanying statements of operations and are not material. The Securities and Exchange Commission has qualified Mexico as a highly inflationary economy under the provisions of SFAS No. 52. In 1997, the financial statements of the Mexico operation will be remeasured with the U.S. dollar as the functional currency. Any gain or loss will be recorded in the Company's statement of operations.

Goodwill

     The excess of cost over the net assets acquired ("Goodwill") is being amortized to income on a straight-line basis over a period of 40 years. Goodwill relates to the acquisition of the Company in 1986 and the acquisition of certain businesses and product lines (Note 9).

Long Lived Assets and Intangible Assets

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," effective December 30, 1995. Adoption of this statement did not have any effect on the financial statements of the Company. The Company reviews the carrying values assigned to long-lived assets and certain identifiable intangible assets based on expectations of undiscounted future cash flows and operating income generated by the long-lived assets or the tangible assets underlying certain identifiable intangible assets in determining whether the carrying amount of such assets is recoverable.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cyclical Industry

     The markets for some of the Company's products are cyclical, generally following changes in the overall economy. Consequently, during periods of economic expansion, the Company has experienced increased demand for its products, and during periods of economic contraction, the Company has experienced decreased demand for its products. Such changes in the general economy affect the Company's results of operations in the relevant fiscal periods.

Sales

     The Company's five largest customers accounted for approximately 29%, 28%, and 27% of net sales for fiscal years 1996, 1995, and 1994, respectively. Of these customers, one accounted for approximately 20% of net sales for the year ended January 3, 1997. The loss of one or more of these customers would have an adverse effect on the Company's performance and operations. Export sales accounted for 17.7%, 14.7%, and 13.8% of total sales in fiscal years 1996, 1995, and 1994, respectively. Intercompany transactions are consummated on terms equivalent to those that prevail in arms-length transactions. Information regarding the Company's domestic and foreign operations is as follows:

                               United
                               States     Foreign    Eliminations   Consolidated
------------------------    ----------  ---------   -------------  -------------
Year ended
January 3, 1997
Net Sales ..............     $100,637     $14,789       $(12,921)       $102,505
Operating Profit .......       11,946         627              0          12,573
Identifiable Assets ....       77,679       7,248        (11,532)         73,395

Supply of Electronic Raw Materials and Purchased Components

     Historically, the electronics component industry, which supplies components for the Company's electronic products, has from time to time experienced heavy demand for certain components during periods of growth in the consumer electronic industry. The rapid growth of the AC electronic drive market has also created heavy demand for power control electronics. While certain of the Company's components are obtained from a single or limited number of sources, the Company has potential alternate suppliers for most of the specialty components used in its manufacturing operations. There can be no assurance, however, that the Company will not experience shortages of raw materials or components essential to the production of its products or be forced to seek alternative sources of supply, which may increase costs or adversely affect the Company's ability to obtain and fulfill orders for its products.

Net Income Per Share

     Net income per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares resulting from stock options and warrants (using the treasury stock method) have been included in the computation when dilution results. The difference between primary and fully diluted net income per share is not material for any of the periods presented and has therefore been excluded.

Year-End

     Effective fiscal year 1995, the Company changed its year-end to the Friday closest to the last day of December. Fiscal year-ends are as follows:

          1996           January 3, 1997
          1995           December 29, 1995
          1994           December 31, 1994

Reclassifications

     Certain prior period amounts have been reclassified to conform with the current period presentation.

3.       ACCRUED EXPENSES

         Components of accrued expenses were as follows:

                                                             1996          1995
--------------------------------------------------- -------------- -------------
Accrued payroll and other compensation ............        $2,619        $2,115
Other accrued liabilities .........................         4,525         2,971
Accrued workers' compensation .....................         1,240         1,254
                                                           ------        ------
Total .............................................        $8,384        $6,340
                                                           ======        ======




4.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations consist of the following:

                                                         1996              1995
-----------------------------------------------    ------------    ------------
Senior Fleet Term loan ........................       $     0           $ 5,005
Senior Fleet Revolver loan ....................             0            10,721
Senior subordinated debt
     per the USL Agreement ....................             0             9,595
Junior subordinated note payable ..............             0            14,983
Unsecured Revolving Line of Credit ............        20,200                 0
Note payable to a former shareholder
     of Wood's ................................           321               309
Capital lease obligations .....................           307               560
Other .........................................         1,399               290
                                                   ----------      ------------
                                                       22,227            41,463
Less current maturities .......................          (520)           (1,759)
                                                   ==========      ============
                                                      $21,707           $39,704
                                                   ==========      ============

Aggregate future maturities of long-term debt and capital lease obligations as of January 3, 1997 are as follows:

1997 ...................................................................$   520
1998 ...................................................................    648
1999 ...................................................................    276
2000 ...................................................................    278
2001 ................................................................... 20,425
Thereafter .............................................................     80
                                                                        --------
                                                                        $22,227
                                                                        ========

     A Senior Credit Agreement with Fleet provided for a Term Loan and a Revolving Loan. Interest was charged on the Senior Credit Facilities at prime rate, as defined, plus .75% or the 30-, 90-, or 180-LIBOR rate plus 2.75%.

     The USL Capital Agreement provided for up to $10,000 of senior subordinated debt with detachable warrants to purchase up to 375,000 shares of Wood's common stock. The senior subordinated debt was comprised of a fixed interest rate note bearing interest at 12.25% and a floating interest rate note bearing interest at the 90-day LIBOR plus 5.5%.

     The junior subordinated note payable to a company formerly related by common ownership, was booked at a discount and bore interest at an effective interest rate of 8.5%. On July 18, 1996, the Company repaid principal of approximately $16,674 for approximately $10,677. The gain on extinguishment of $2,992, net of tax, is reflected as a component of shareholders' equity.

     In connection with the proceeds received from the Offering of the Company's common stock (Note 9), the Company repaid the Fleet Term Loan, the USL Agreement, and a portion of the Fleet Revolver Loan. An extraordinary loss of approximately $1,305, net of taxes, was incurred in the first quarter as a result of the repayment of certain indebtedness.

     On October 10, 1996, the Company entered into a new $40,000 unsecured revolving credit facility arranged by PNC Bank, N.A. The Company used the proceeds of the new credit facility to repay the balance of the Senior Fleet Revolver Loan. The Company realized an initial rate reduction of approximately 50 basis points with future rates based on the ratio of total indebtedness to EBITDA, as defined. The loan agreement contains numerous restrictive financial covenants which require the Company to comply with certain financial tests, including, among other things, maintaining minimum tangible net worth, as defined, and maintaining certain specified ratios. The loan agreement also contains other restrictive covenants which include, among other things, restrictions on outside investments and restrictions on capital expenditures.

     The gross proceeds from (repayments of) the revolving credit facilities are as follows:

                                         1996           1995             1994
---------------------------------   ------------   ------------   --------------
Proceeds from the original
     revolving credit facility ..       $88,507       $100,977          $90,396
Repayments of original
     revolving credit facility ..       (99,228)      (101,290)         (88,152)
Proceeds from new
     revolving credit facility ..        32,900              0                0
Repayments of new
     revolving credit facility ..       (12,700)             0                0
                                    ------------   ------------   --------------

     Under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. At January 3, 1997, the Company's fair value of long-term debt approximates the carrying value.

5.       INCOME TAXES

         The components of the provision (benefit) for income taxes are shown below:
                                           1996          1995           1994
---------------------------------  ---------------------------------------------
Current:
     Federal and state ..........    $    4,407     $   2,837       $   1,822
     Foreign ....................           442            24            (115)
                                     ----------     ---------       ---------
                                          4,849         2,861           1,707
                                     ----------     ---------       ---------
Deferred:
     Federal and state ..........          (796)          203             673
     Foreign ....................             0             2               0
                                     ----------     ---------       ---------
                                           (796)          205             673
                                     ----------     ---------       ---------
Provision for income taxes ......    $    4,053     $   3,066       $   2,380
                                     ==========     =========       =========

     Under SFAS No. 109, deferred tax assets or liabilities at the end of each period are determined by applying the current tax rate to the difference between the financial reporting and income tax bases of assets and liabilities. The deferred tax benefit is determined based on changes in deferred tax items exclusive of deferred tax implications of the early extinguishment of debt and reclassifications between deferred and current taxes.

         The components of deferred income taxes are as follows:

                                                   1996                   1995
--------------------------------------------    --------------------------------
Deferred income tax liabilities:
Book basis in property over tax basis ......     $(1,536)              $(1,326)
LIFO inventory basis differences ...........      (3,127)               (3,192)
Long-term debt basis differences ...........           0                 (440)
Other ......................................        (964)               (1,194)
                                                --------------------------------
Total deferred income tax liabilities ......      (5,627)               (6,152)
                                                --------------------------------
Deferred income tax assets:
Postretirement benefits not
     currently deductible ..................       7,652                 7,572
Accrued liabilities not currently deductible       1,394                   745
Allowance for doubtful accounts and
     inventory reserves ....................         662                   582
Stock option compensation not
     currently deductible ..................         326                   270
Other ......................................         303                   135
                                                --------------------------------
Total deferred income tax assets ...........      10,337                 9,304
                                                --------------------------------
Net deferred income tax asset ..............     $ 4,710               $ 3,152
                                                ================================

     A reconciliation of the provision for income taxes at the statutory federal income tax rate to the Company's tax provision as reported in the accompanying statements of operations is shown below:

                                           1996           1995          1994
------------------------------------   ----------     -----------    -----------
Federal statutory income
     tax rate ......................     $3,399          $2,606        $2,141
State income taxes, net of
     federal income tax benefit ....        456             460           378
Changes in the valuation
     allowance .....................          0            (112)         (193)
Other, net .........................        198             112            54
                                       ----------     -----------    -----------
                                         $4,053          $3,066          $2,380
                                       ==========     ===========    ===========

     In 1996, 1995, and 1994, earnings before income taxes included $884, $283, and ($524), respectively, of earnings generated by the Company's foreign operations. No federal or state income taxes have been provided on such earnings, since undistributed earnings have been reinvested and are not expected to be remitted to the Parent Company.

     In December 1996, the Company was notified of a review of its 1994 federal income tax return by the Internal Revenue Service. Management believes this review will not have a material effect on operations.

     In 1996, Revenue Canada completed audits of Wood's-Canada's 1993, 1994, and 1995 federal income tax returns. Management believes this review will not have a material effect on operations.

6.       BENEFIT PLANS

Compensation Plans

     Wood's maintains a discretionary compensation plan for its salaried and hourly employees which provides for incentive awards based on certain levels of earnings, as defined. Amounts awarded under the plan and charged to expense in the accompanying statements of operations were $1,664, $1,443, and $1,190, for fiscal years 1996, 1995, and 1994, respectively.

Profit-Sharing Plans

     Since January 1, 1988, the Company has maintained a separate defined contribution 401(k) profit-sharing plan covering all salaried and nonproduction unit domestic hourly employees. Under this plan, the Company matches a specified percentage of each eligible employee's contribution. Amounts contributed by the Company under this profit-sharing plan were approximately $500, $500, and $353, for fiscal years 1996, 1995, and 1994, respectively. In addition, the Company has other noncontributory profit-sharing plans covering its eligible production employees and Canadian employees for which $40, $41, and $44, were charged to expense for the fiscal years 1996, 1995, and 1994, respectively.

Stock Options

     In March 1991, the Company granted nonqualified stock options to the president of the Company to purchase 157,893 shares of the Company's common stock at an option price of $6.33 per share. The options vest 30% in January 1993, 15% in January 1994, 1995, 1996, and 1997, and 10% in January 1998. On
March 30, 1992, the option agreement was amended to set the option price at $1.58 per share plus an amount equal to the average yield on the 30-year U.S. Treasury bond maturing on the day closest to the fifteenth anniversary of the option measurement date. The options are exercisable on or after the seventh anniversary of the measurement date and expire one year thereafter. During 1992, the controlling shareholder granted an additional 47,367 options on the controlling shareholder's shares to a director, with terms similar to the 1991 options, as amended. Also in 1992, the Company granted an additional 30,000 options to an employee with terms similar to the 1991 options, as amended, with vesting beginning in 1994. The options are exercisable beginning on the seventh anniversary of the measurement date, as defined, and expire on the eighth anniversary of the measurement date. The option agreements contain various fair value puts and calls, with fair value to be determined the board of directors or an independent appraiser.

     As a result of the above amendment, beginning in March 1992, the Company began accounting for the options under variable plan accounting, whereby increases in the value of the Company's common stock above the option price resulted in the recording of compensation expense by the Company. Through December 31, 1994, the Company recorded no compensation expense related to the options as, in the opinion of management, the fair value of the Company's common stock was equal to or below the option price, as adjusted. Due to increases in the estimated fair value of the Company's common stock, as determined by an independent appraiser, the Company recorded stock option compensation expense of $675 for the year ended December 29, 1995. Additional stock option compensation expense of approximately $230 will be recorded in future periods based on the vesting schedule of options. In July 1995, the option agreements were amended to remove features of the options that resulted in variable plan accounting. Accordingly, subsequent to July 1, 1995, the options are being accounted for as fixed options whereby future increases in the value of the Company's common stock will not result in additional stock option compensation expense.

     In February 1994, the Company granted an additional 105,000 options with terms similar to those discussed above, except that the February 1994 options do not have a put feature and have an option price which escalates during the vesting period at a fixed rate of 6% per year. The February 1994 options are exercisable at a fixed exercise price for a one-year period following the vesting period. The Company accounts for the February 1994 options as fixed options whereby future increases in the value of the Company's common stock do not result in the recording of compensation expense by the Company. The option agreements contain various fair value puts and calls, with fair value to be determined by the board of directors or an independent appraiser.

     In December 1994, the controlling shareholder of the Company granted 89,004 options on the controlling shareholder's shares to certain members of management which contain terms similar to the February 1994 options, except that the option price escalates during the vesting period at a fixed rate of 7.86% per year.

     As of January 3, 1997, 77,397 options have been exercised and 67,791 options are exercisable.

     The Company has adopted a 1996 Stock-Based Incentive Compensation Plan (the "1996 Plan"), the purpose of which is to assist the Company in attracting and retaining valued personnel by offering them a greater stake in the Company's success and a closer identity with the Company, and to encourage ownership of the Company's common stock by such personnel.

     The 1996 Plan is administered by a committee designated by the board of directors (the "Committee"). The aggregate maximum number of shares of common stock available for awards under the 1996 Plan is 500,000, subject to adjustment to reflect changes in the Company's capitalization. Awards under the 1996 Plan may be made to all officers and key employees of the Company. No awards can be made under the 1996 Plan after January 31, 2006.

     The Committee may grant shares of common stock in the form of either deferred stock or restricted stock, as defined in the 1996 Plan. Options granted under the 1996 Plan may be either incentive stock options ("ISOs") or nonqualified stock options. ISOs are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Unless an option is specifically designated at the time of grant as an ISO, options under the 1996 Plan will be nonqualified. The exercise price of the options will be determined by the Committee. The maximum term of an option or Stock Appreciation Rights (SAR) granted under the 1996 Plan shall not exceed ten years from the date of grant or five years from the date of grant if the recipient on the date of grant owns, directly or indirectly, shares possessing more than 10% of the total combined voting power of all classes of stock of the Company. No option or SAR may be exercisable sooner than six months from the date the option or SAR is granted. As of January 3, 1997, no options have been granted under the 1996 Plan.

     Effective fiscal year 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies to estimate the value of all stock-based compensation using a recognized pricing model. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

     The Company has elected to account for its stock-based compensations plan under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options amended during 1995 using the Black Sholes options pricing model as prescribed by SFAS No. 123 using the following assumptions:

Risk free interest rate .............................................      5.7%
Expected lives ......................................................   4 years
Expected volatility .................................................     33.0%

     The total value of the options amended during the year ended December 29, 1995 was $975, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net income and pro forma net income per share for the fiscal years 1996 and 1995 would have been as follows:

                                                   1996                    1995
                                                   ----                    ----
Net income as reported .....................     $4,640                  $4,599

Pro forma ..................................      4,629                   4,575

Primary EPS as reported ....................        .83                    1.21
Pro forma ..................................        .83                    1.20

Postretirement Benefits

     The Company sponsors a defined benefit postretirement medical plan which provides coverage for retirees and their dependents. A portion of the plan is paid for by retiree cost sharing. The accounting for the plan anticipates future cost sharing increases to keep pace with health care inflation. The plan is unfunded.

     The  following  table  summarizes  the  Company's   postretirement  benefit
obligations and the assumptions used in determining postretirement benefit cost.

                                                        1996             1995
-----------------------------------------------  ------------   --------------
Accumulated postretirement benefit obligation:
Retirees ......................................      $ 4,061          $ 8,607
Fully eligible active plan participants .......          938               34
Other active participants .....................        1,474            1,823
                                                 ------------   --------------
Total obligation ..............................        6,473           10,464
Unrecognized prior service gain
     and actuarial gains ......................       12,655            8,464
                                                 ------------   --------------
Postretirement benefit obligation .............      $19,128          $18,928
                                                 ============   ==============
Discount Rate .................................        7.75%            7.50%
                                                 ------------   --------------
Initial health care cost trend ................        8.00%            9.00%
                                                 ------------   --------------
Ultimate health care cost trend rate ..........        5.00%            6.00%
                                                 ------------   --------------
Year ultimate health care cost
     trend rate reached .......................         2004             2007
                                                 ------------   --------------

     The health care cost trend rate has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by 1% for each year would increase the APBO as of January 3, 1997 by approximately $950 and the aggregate of service and interest costs components of net periodic postretirement benefit cost for fiscal year 1996 by approximately $135.

     Net periodic postretirement benefit costs include the following components:

                                                        1996      1995
                                                        ----      ----
Service cost ......................................     $140      $158
Interest cost .....................................      762       868
Amortization ......................................     (475)     (437)
                                                        ----      ----
Net benefit cost ..................................     $427      $589
                                                        ====      ====

7.       TRANSACTIONS WITH AFFILIATE

         Prior to the Offering (Note 9), the Company had a management services agreement and aircraft use agreement. The Company paid The NTC Group, Inc. an aggregate of $36, $400, and $396, in fiscal years 1996, 1995, and 1994, respectively.

8.       COMMITMENTS AND CONTINGENCIES

Legal Proceedings

         The  Company  is  subject  to a number  of  legal  actions  arising  in the ordinary course of business. In management's opinion, the ultimate resolution of these actions will not materially affect the Company's financial position or results of operations.

Environmental Risks

     The Company's operations and properties are subject to federal, state, and local laws, regulations, and ordinances relating to certain materials, substances, and wastes. The nature of the Company's operations exposes it to the risk of claims with respect to environmental matters. Based on the Company's experience to date, management believes that the future cost of compliance with existing environmental requirements will not have a material adverse effect on the Company's operations or financial position.

Operating Lease Commitments

     The Company leases office space, office equipment, and other items under noncancelable operating leases. The expense for noncancelable operating leases was approximately $600, $582, and $617, for fiscal years 1996, 1995, and 1994, respectively. At January 3, 1997, future minimum lease payments under noncancelable operating leases are as follows:

           1997 ................................. $460
           1998 .................................  168
           1999 .................................   88
           2000 .................................   25
           2001 and thereafter ..................   12
                                                  ----
                                                  $753
                                                  ====


9.       ACQUISITIONS, MERGERS AND PUBLIC OFFERING

Acquisitions

     On January 7, 1994, the Company acquired PEC. PEC manufactures integrated electronic drive systems. The acquisition was structured as a stock purchase with total cash consideration of approximately $3,386. The purchase price is subject to adjustment for certain performance-based earn-out provisions contained in the purchase agreement. As of January 3, 1997, the amount of the earn-out has been immaterial. Goodwill associated with the purchase is being amortized over 40 years using the straight-line method (Note 2).

     In May 1994, the Company acquired the composite drive shaft and industrial couplings rolls product lines from CCDI Composites, Inc. ("CCDI") for total cash consideration of approximately $711. Adjustments to the purchase price will be reflected as an adjustment to goodwill. Goodwill associated with the purchase is being amortized over 40 years using the straight-line method (Note 2).

     In May 1994, the Company sold certain product lines to a third party for total cash consideration of approximately $2,200. The Company has recorded a gain on sale of approximately $1,398 in the accompanying statements of operations for the year ended December 31, 1994.

     In February 1996, the Company exercised an option to purchase the outstanding shares of Grupo Blaju, S.A., de C.V. (subsequently renamed TB Wood's Mexico, S.A., de C.V.) and its subsidiaries for approximately $458, including legal and professional fees. There was no goodwill associated with the purchase.

     In October 1996, the Company purchased the assets of Ambi-Tech Industries, Inc.("Ambi-Tech"), a leading manufacturer of electronic brakes for electric motors, for approximately $991 of cash, including legal and professional fees, and an $800 note payable at 7% interest. Principal is due in five annual installment of $160 beginning September, 1997. Goodwill associated with the purchase is being amortized over 40 years using the straight-line method (Note
2).

     In November 1996, the Company acquired certain assets of Deck Manufacturing Corp. ("Deck"), an established designer and manufacturer of industrial disc and gear couplings, for approximately $1,471 of cash, including legal and professional fees. Goodwill associated with the purchase is being amortized over 40 years using the straight-line method (Note 2). The Company also loaned Deck $400 which is secured by the excess accounts receivable and the inventory not acquired. The note receivable is included in other assets.

     The acquisitions of Wood's-Mexico, Ambi-Tech, and Deck are not material to the consolidated financial statements. Accordingly, pro forma results of operations for the year ended January 3, 1997 have not been presented.

Merger

     In January 1996, the Company completed a merger (the "Merger") in contemplation of an initial public offering of the Company's common stock. Pursuant to the Merger, a subsidiary of a newly formed holding company merged with Wood's-U.S., with Wood's-U.S. as the surviving corporation. In the Merger, the shareholders of Wood's-U.S. received three shares of the holding company's stock in exchange for each share of Wood's-U.S. stock. The financial statements of the Company, prior to January 1996, have been restated to include the effects of the Merger.

Initial Public Offering

     Effective February 8, 1996, the Company completed an Offering of its common stock that raised approximately $22,478 in aggregate gross proceeds for the Company. The net proceeds (after deducting issuance costs) of approximately $19,823 from the Offering were used to repay $4,767 of the Fleet Term Loan, $5,203 of the Senior Fleet Revolver Loan, and $10,000 of the USL Fixed and Floating Rate Notes. In addition, the Company paid approximately $616 to USL. In conjunction with the Offering, USL redeemed warrants to purchase 375,000 shares of the Company's stock which were included in the shares of common stock issued by selling shareholders. The Company also purchased the remaining 21% interest of Wood's-Canada held by the shareholders of Wood's-U.S. for approximately $1,600.

     The effects of interest and other charges in fiscal 1996, prior to the Offering, are not material to the consolidated financial statements. Accordingly, pro forma results of operations for the year ended January 3, 1997 have not been presented.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  Fiscal Quarters
1996                                 First      Second      Third       Fourth
-------------------------------- ----------  ----------  ---------  ------------
Sales ..........................   $23,813     $25,107    $25,849      $27,736
Gross profit ...................     8,892       9,190      9,324       10,341
Gross profit % .................     37.3%       36.6%      36.1%        37.3%
Net income(loss) before
     extraordinary item ........       933 (1)   1,515      1,684        1,813
Per share of common stock:
Net income (loss) before
     extraordinary item ........       .19 (1)     .26        .29          .31
Net income .....................      (.08)(2)     .26        .29          .31
Dividends declared .............         -         .08        .08          .08
                                 ==========  ==========  =========  ============

(1) Includes a non-recurring charge of $349 ($.07 per share) net of taxes, related to the write-off of a non-compete agreement in February 1996.
(2) Includes extraordinary charges of $1,305 ($.27 per share), net of taxes, for the early repayment of debt related to the Offering of stock in February 1996.



                                           Fiscal Quarters
1995                          First         Second          Third         Fourth
---------------------- ------------- -------------- -------------- -------------
Sales ................      $25,474        $27,055        $25,263        $24,515
Gross profit .........        9,032          9,761          8,784          8,534
Gross profit % .......        35.5%          36.1%          34.8%          34.8%
Net income ...........        1,001          1,207          1,196          1,195
Net income per
     common share ....         0.27           0.32           0.31           0.31
                       ------------- -------------- -------------- -------------


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.


     The information called for by this Item regarding directors and executive officers is set forth in the Company's definitive Proxy Statement for the 1997 Annual Meeting in the Sections entitled "Election of Director," "Management" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference.

Item 11. Executive Compensation.

     The information called for by this Item is set forth in the Company's definitive Proxy Statement for the 1997 Annual Meeting in the Section entitled "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information called for by this Item is set forth in the Company's definitive Proxy Statement for the 1997 Annual Meeting in the Section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information called for by this Item is set forth in the Company's definitive Proxy Statement for the 1997 Annual Meeting in the Section entitled "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as a part of this report:

         (1)      All financial statements;

         The  CONSOLIDATED   financial   statements  of  the  Company  and  its
         subsidiaries on pages 12 through 29 hereof and the report thereon of Arthur Andersen LLP appearing on page 13 hereof.

         (2)      Financial Statement Schedule

         Schedule II for the fiscal year ended January 3, 1997 and the report of Arthur Andersen thereon.

         (3)      Exhibits

Number                              Description
------                              -----------
3.1 Amended Certificate of Incorporation of the Company (incorporated by reference to T.B. Wood's Corporation Registration Statement filed on Form S-1, as amended, File No. 33-96498 ("Form S-1") Exhibit 3.1).

3.2 Amended and Restated By-laws of the Company (incorporated by reference to Form S-1 Exhibit 3.2).

4.1      Shareholders' Agreements by and among T.B. Wood's Sons Company, Thomas
         C. Foley and Gifford P. Foley, Barton J. Winokur, Kurt A. Herwald, Michael L. Hurt, Michael H. Iversen, David H. Halleen, Stanley L. Mann, Lee J. McCullough, Carl R. Christenson, Harold L. Coder, III, James E. Williams, Joseph S. Augustine, Bernard M. Goldsmith, Harvey
         R. Heller, Robert Patterson Saltsman, F. Philip Handy, F. Philip Handy, as Guardian of the Property of Kate Elizabeth Handy, F. Philip Handy, as Guardian of the Property of Philip Breckenridge Handy and F. Philip Handy, as Guardian of the Property of Abigail Slocum Handy (incorporated by reference to Form S-1 Exhibit 4.1).

4.2 Amendments to Shareholders' Agreements by and among TB Wood's Incorporated (formerly known as "T.B. Wood's Sons Company"), Thomas C. Foley and Gifford P. Foley, Barton J. Winokur, Kurt A. Herwald, Michael L. Hurt, Michael H. Iversen, David H. Halleen, Stanley L. Mann, Lee J. McCullough, Carl R. Christenson, Harold L. Coder, III, James E. Williams, Joseph S. Augustine (incorporated by reference to Form S-1 Exhibit 4.2).

9.1 Voting Trust Agreement dated March 31, 1989, among T.B. Wood's Son's Company and Bernard M. Goldsmith, Harvey R. Heller, Robert Patterson Saltsman, F. Philip Handy, F. Philip Handy, as Guardian of the Property of Abigail Slocum Handy, Kate Elizabeth Handy, Philip Breckenridge Handy and F. Philip Handy, as Trustee (incorporated by reference to Form S-1 Exhibit 9.1).

10.1 Stock Purchase Agreement dated January 7, 1994 by and among T.B. Wood's Sons Company, Plant Engineering Consultants, Inc. and John Morris, Jesse Batten, Ralph Pedigo, Ronald Bingham, Walter Taeubel and Cook Family Trust (incorporated by reference to Form S-1 Exhibit 10.1).

10.2 Asset Purchase Agreement dated May 12, 1994 by and between T.B. Wood's Sons Company and Magnetic Power Systems, Inc. (incorporated by reference to Form S-1 Exhibit 10.2).

10.3 Loan and Security Agreement dated March 31, 1993 by and between T.B. Wood's Sons Company and Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.3).

10.4 Revolving Credit Note dated March 31, 1993 issued by T.B. Wood's Sons Company in favor of Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.4).

10.5 Term Note dated March 31, 1993 issued by T.B. Wood's Sons Company in favor of Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.5).

10.6 Pledge Agreement dated March 31, 1993 by and between T.B. Wood's Sons Company and Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.6).

10.7 Debenture dated March 1993 issued by TB Wood's Canada, Ltd. in favor of Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.7).

10.8 Guarantee dated March 26, 1993 issued by TB Wood's Canada, Ltd. in favor of Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.8).

10.9 Trademark Collateral Security Agreement dated March 31, 1993 by and between T.B. Wood's Sons Company and Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.9).

10.10 Trademark Assignment of Security dated March 31, 1993 by T.B. Wood's Sons Company in favor of Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.10).

10.11 Patent Collateral Security Agreement dated March 31, 1993 by and between T.B. Wood's Sons Company in favor of Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.11).

10.12 Patent Assignment of Security Agreement dated March 31, 1993 in favor of Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.12).

10.13 Open-end Mortgage and Security Agreement dated as of March 31, 1993 by T.B. Wood's Sons Company to Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.13).

10.14 Deed of Trust, Assignment of Rents and Security Agreement from T.B. Wood's Sons Company to David G. Williams, Esq. for the benefit of Barclays Business Credit, Inc. (incorporated by reference to Form S-1
         Exhibit 10.14).

10.15 Deed of Trust, Assignment of Rents and Security Agreement dated as of March 31, 1993 from T.B. Wood's Sons Company to Steve Lawrence, Esq. for the benefit of Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.15).

10.16 Mortgage and Security Agreement dated as of March 31, 1993 by T.B. Wood's Sons Company to Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.16).

10.17 Mortgage and Security Agreement dated as of March 31, 1993 by T.B. Wood's Sons Company to Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.17).

10.18 First Amendment dated April 2, 1993 to Loan and Security Agreement dated March 31, 1993 between T.B. Wood's Sons Company and Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.18).

10.19 Amendment #2 dated June 7, 1994 to Loan and Security Agreement dated March 31, 1993 between T.B. Wood's Sons Company and Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.19).

10.20 Stock Pledge Agreement dated as of June 7, 1994 between T.B. Wood's Sons Company and Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.20).

10.21 Guaranty dated June 7, 1994 issued by Plant Engineering Consultants, Inc. in favor of Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.21).

10.22    Security   Agreement   dated  June  7,  1994  by  and  between   Plant
         Engineering Consultants, Inc. and Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.22).

10.23 Note and Warrant Purchase Agreement dated as of March 31, 1993 between T.B. Wood's Sons Company and Unites States Leasing International, Inc. (incorporated by reference to Form S-1 Exhibit 10.23).

10.24 12.25% Senior Subordinated Fixed Rate Note due March 31, 2002 issued by T.B. Wood's Sons Company in favor of United States Leasing International, Inc. (incorporated by reference to Form S-1 Exhibit 10.24).

10.25 Senior Subordinated Floating Rate Note due March 31, 2003 issued by T.B. Wood's Sons Company in favor of United States Leasing International, Inc. (incorporated by reference to Form S-1 Exhibit 10.25).

10.26 Lien Priority Agreement dated as of March 31, 1993 by and among United States Leasing International, Inc., T.B. Wood's Sons Company and Barclays Business Credit, Inc. (incorporated by reference to Form S-1 Exhibit 10.26).

10.27 Subordinated Guaranty dated as of March 31, 1993 by TB Wood's Canada, Ltd. in favor of United States Leasing, Inc. (incorporated by reference to Form S-1 Exhibit 10.27).

10.28 Subsidiary Pledge Agreement dated as of March 31, 1993 by the Shareholders listed on the signature page thereto in favor of United States Leasing, Inc. (incorporated by reference to Form S-1 Exhibit 10.28).

10.29 Subordination Agreement dated as of March 31, 1993 by T.B. Wood's Sons Company and the junior subordinated creditors listed on the signature pages thereto (incorporated by reference to Form S-1 Exhibit 10.29).

10.30 Warrant to Purchase Common Stock dated April 1993 issued by T.B. Wood's Sons Company in favor of United States Leasing International, Inc. (incorporated by reference to Form S-1 Exhibit 10.30).

10.31 Junior Subordinated Promissory Note dated March 31, 1993 issued by T.B. Wood's Sons Company in favor of The Bibb Company (incorporated by reference to Form S-1 Exhibit 10.31).

10.32 Warrant to Purchase Common Stock dated April 1993 issued by T.B. Wood's Sons Company to The Bibb Company (incorporated by reference to Form S-1 Exhibit 10.32).

10.33 Subordinated Promissory Note dated April 2, 1993 issued by T.B. Wood's Sons Company in favor of Charles O. Wood, III, together with a Subordination Agreement dated April 2, 1993 by T.B. Wood's Sons Company, TB Wood's Canada, Ltd., Mr. Wood and the subordinated creditors listed on the signature pages thereto (incorporated by reference to Form S-1 Exhibit 10.33).

10.34 Management Services Agreement dated as of January 1, 1993 between T.B. Wood's Sons Company and The NTC Group, Inc., together with Amendment No. 1 dated as of April 2, 1993 (incorporated by reference to Form S-1 Exhibit 10.34).

10.35 Letter confirming Aircraft Services Agreement dated January 1, 1993 between T.B. Wood's Sons Company and The NTC Group, Inc. (incorporated by reference to Form S-1 Exhibit 10.35).

10.36 Non-Qualified Stock Option Agreements between T.B. Wood's Sons Company and Joseph S. Augustine, Michael H. Iversen, David H. Halleen, Stanley L. Mann, Lee J. McCullough, Carl R. Christenson, Harold L. Coder, III and James E. Williams (incorporated by reference to Form S-1 Exhibit 10.36).

10.37 Non-Qualified Stock Option Agreement dated as of March 15, 1991 between T.B. Wood's Sons Company and Michael L. Hurt, together with Addendum dated as of March 30, 1992 (incorporated by reference to Form S-1 Exhibit 10.37).

10.38 Asset Purchase Agreement between T.B. Wood's Sons Company and Dana Corporation dated March 31, 1993 (includes Schedule 7.11 On-Site Environmental Procedures) (incorporated by reference to Form S-1
         Exhibit 10.38).

10.39 TB Wood's Corporation 1996 Stock-Based Incentive Compensation Plan (incorporated by reference to Form S-1 Exhibit 10.39).

10.40 Amendments to the Non-Qualified Stock Option Agreements between TB Wood's Incorporated (formerly known as "T.B. Wood's Sons Company") and Joseph S. Augustine, Michael H. Iversen, David H. Halleen, Stanley L. Mann, Lee J. McCullough, Carl R. Christenson, Harold L. Coder, III and James E. Williams (incorporated by reference to Form S-1 Exhibit 10.40).

10.41 Second Addendum dated July 1, 1995 to the Non-Qualified Stock Option Agreement dated as of March 15, 1991 between TB Wood's Incorporated (formerly known as "T. B. Wood's Sons Company") and Michael L. Hurt (incorporated by reference to Form S-1 Exhibit 10.41).

10.42 Termination Agreement dated January 27, 1996 between the NTC Group, Inc. and TB Wood's Incorporated (formerly known as "T.B. Wood's Sons Company") terminating the Management Services Agreement dated as of January 1, 1993 (incorporated by reference to Form S-1 Exhibit 10.42).

10.43 Stock Purchase Agreement by and among TB Wood's Incorporated and Grupo Blaju, S.A. de C.V. and Jorge R. Kiewek, Ninfa D. de Callejas and Marcela Kiewek G., dated February 14, 1996 (incorporated by reference to Form 10k, for fiscal year 1995, Exhibit 10.43).

10.44 Revolving Credit Agreement by and among TB Wood's Incorporated, Plant Engineering Consultants, Inc., Grupo Blaju, S.A., de C.V., TB Wood's Canada, Ltd. and the Banks Party thereto and PNC Bank, National Association, as Agent, dated October 10, 1996.

10.45    TB Wood's Employee Stock Purchase Plan, dated March 1, 1997.

11.1     Statement regarding Computation of Per Share Earnings.

21.1     Subsidiaries  of  Registrant  (incorporated  by  reference to Form S-1
         Exhibit 21.1).

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K by the Registrant during the fourth quarter of fiscal year 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on March 25, 1997.

                              TB WOOD'S CORPORATION




                             By: /s/ MICHAEL L. HURT
                                 -------------------
                                 Michael L. Hurt
                                 President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ THOMAS C. FOLEY        Chairman of the Board                  March 25, 1997
-------------------
Thomas C. Foley            (Principal Executive Officer)




/s/ MICHAEL L. HURT        President and Director                 March 25, 1997
-------------------
Michael L. Hurt            (Principal Executive Officer)



/s/ JEAN-PIERRE L. CONTE   Director                               March 25, 1997
------------------------
Jean-Pierre L. Conte



/s/ CRAIG R. STAPLETON     Director                               March 25, 1997
----------------------
Craig R. Stapleton



/s/ DAVID H. HALLEEN       Vice President of Finance,             March 25, 1997
--------------------
David H. Halleen           Treasurer and Chief Financial Officer
                           (Principal Financial Officer and
                           Principal Accounting Officer)


                     TB Wood's Corporation And Subsidiaries
                                   Schedule II
                        Valuation And Qualifying Accounts



           Column A               Column B                  Column C                        Column D            Column E
                                                            Additions
                                                            ---------
                                 Balance at                                          Deductions (write-offs
                                beginning of   Charged to costs   Charged to other   of bad debts, discounts   Balance at
         Description               period        and expenses         accounts       and claims in excess of  end of period
                                                                                          provision)(1)
----------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1994:
  Allowance for doubtful                 $156                  65                                        (49)          $172
accounts
  Allowance for discounts and             357                  13                                       (163)           207
claims
                               ---------------------------------------------------------------------------------------------
                                          513                  78                 0                     (212)           379
                               =============================================================================================

Year ended December 29, 1995:
  Allowance for doubtful                 $172                 273                                        (81)          $364
accounts
  Allowance for discounts and             207                  62                                       (123)           146
claims
                               ---------------------------------------------------------------------------------------------
                                          379                 335                 0                     (204)           510
                               =============================================================================================

Year ended January 3, 1997:
  Allowance for doubtful                 $364                  65                                        (63)          $366
accounts
  Allowance for discounts and             146                                                            (75)            71
claims
                               ---------------------------------------------------------------------------------------------
                                          510                  65                 0                     (138)           437
                               =============================================================================================


______________
Note:
(1)  Represents  write-off  accounts to be  uncollectible,  less  recoveries  of amounts previously written off.