Form 10-Q
period 1997-04-04
TB WOODS CORP
filed 1997-05-15
CIK 1000227

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended April 4, 1997

                         Commission File Number 1-14182

                             TB WOOD'S CORPORATION
             (Exact Name of registrant as specified in its charter)

             DELAWARE                           25-1771145
   (State or other Jurisdiction of       (IRS Employer Identification Number)
    Incorporation of Organization)

        440 North Fifth Avenue, Chambersburg, PA             17201
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

                                Yes _X___ No ____

Number of shares outstanding of the issuer's Common Stock:

               Class                         Outstanding at April 4, 1997

     Common Stock, $.01 par value                        5,834,147

                                Table of Contents


Part I. - Financial Information                                         Page No.
-------------------------------                                         --------


Unaudited Condensed Consolidated Balance Sheets -
         April 4, 1997 and January 3, 1997 ....................................3

Unaudited Condensed Consolidated Statements of Operations -
         For the Three Months Ended April 4, 1997 and March 29, 1996 ..........4

Unaudited Condensed Consolidated Statements of Cash Flows -
         For the Three Months Ended April 4, 1997 and March 29, 1996 ..........5

Notes to Unaudited Condensed Consolidated Financial Statements ................6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations ........................7


Part II. - Other information ..................................................9
----------------------------

Part I.-Financial Information
Item 1. Financial Statements


                     TB Wood's Corporation And Subsidiaries
                           Consolidated Balance Sheets


                                                                                                       Audited
                                                                                      April 4,       January 3,
(in thousands, except per share and share amounts)                                       1997             1997
------------------------------------------------------------------------------- -------------- ----------------
ASSETS
Current Assets:
Cash and cash equivalents .......................................................        $507             $306
Accounts receivable, less allowances for doubtful accounts, discounts, and
claims of $467 at April 4, 1997 and $437 at January 3, 1997 .....................      17,998           15,518
                                                                                      -------          -------
Inventories (Note 4) : ..........................................................      23,757           23,985
                                                                                      -------          -------
Other current assets ............................................................       1,150            1,053
                                                                                      -------          -------
     Total current assets .......................................................      43,412           40,862
                                                                                      -------          -------
Property, plant, and equipment: .................................................      42,210           41,652
Less accumulated depreciation ...................................................      21,909           21,154
                                                                                      -------          -------
    Net property, plant and equipment ...........................................      20,301           20,498
                                                                                      -------          -------
Other Assets:
Deferred income taxes ...........................................................       5,273            5,249
Goodwill, net of accumulated amortization of  $999 at
      April 4, 1997 and $958 at January 3, 1997 .................................       4,653            4,603

Other ...........................................................................       2,122            2,183
                                                                                      -------          -------
     Total other assets .........................................................      12,048           12,035
                                                                                      -------          -------

                                                                                      $75,761          $73,395
                                                                                      =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
Current maturities of long-term debt ............................................        $452             $520
Accounts payable ................................................................       4,514            5,210
Checks outstanding ..............................................................       1,278            1,532
Accrued expenses ................................................................       9,419            8,384
Deferred income taxes ...........................................................         537              539
                                                                                      -------          -------
     Total current liabilities ..................................................      16,200           16,185
                                                                                      -------          -------
Long-term debt, less current maturities .........................................      22,083           21,707
                                                                                      -------          -------
Postretirement benefit obligation, less current portion .........................      18,450           18,628
                                                                                      -------          -------

Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     no shares issued or outstanding ............................................          --               --
Common stock, $.01 par value; 40,000,000 shares authorized, 5,834,147 and
5,827,397 shares issued and outstanding at April 4, 1997 and January 3, 1997,
respectively ....................................................................          58               58
Additional paid-in capital ......................................................      28,201           28,158
Accumulated deficit .............................................................     (9,169)         (11,306)
Foreign currency translation adjustment .........................................        (62)             (35)
     Total shareholders' equity .................................................      19,028           16,875
                                                                                      -------          -------
 ................................................................................     $75,761          $73,395
                                                                                      =======          =======

The accompanying notes are an integral part of these consolidated financial statements.


                     TB Wood's Corporation And Subsidiaries
                                  Consolidated Statements of Operations

                                                                          April 4,     March 29,
 (in thousands, except per share amounts)                                    1997          1996
-------------------------------------------------------------------- ------------- -------------
Net sales ...........................................................     $30,489       $23,813
Cost of sales .......................................................      19,538        14,921
                                                                          -------       -------
     Gross profit ...................................................      10,951         8,892
Selling, general, and administrative expenses .......................       6,714         6,073
                                                                          -------       -------
     Operating income ...............................................       4,237         2,819
                                                                          -------       -------
Other (expense) income:
     Interest expense and other finance charges .....................       (487)         (800)
     Other, net .....................................................       (188)         (506)
                                                                          -------       -------
          Other expense, net ........................................       (675)       (1,306)
                                                                          -------       -------
Income before provision for income taxes and extraordinary item
 ....................................................................       3,562         1,513
Provision for income taxes ..........................................       1,425           580
                                                                          -------       -------
Income before extraordinary item ....................................       2,137           933
Extraordinary item, early extinguishment of debt
     (less related income tax benefit of $870) ......................         - -       (1,305)
                                                                          -------       -------
Net income ..........................................................      $2,137        ($372)
                                                                          =======       =======
Per share of common stock:
     Income before extraordinary item ...............................       $0.36          $.19
     Extraordinary item .............................................         - -        (0.27)
                                                                          -------       -------
Net income per common share .........................................       $0.36       ($0.08)
                                                                          =======       =======

Weighted average shares of common stock
     and equivalents outstanding ....................................       5,908         4,832
                                                                          =======       =======


         The accompanying notes are an integral part of these consolidated financial statements.

                                       4

                     TB Wood's Corporation And Subsidiaries
                                  Consolidated Statements Of Cash Flows





                                                                                     April 4,      March 29,
(in thousands)                                                                          1997           1996
-------------------------------------------------------------------               -------------- --------------
Cash Flows from Operating Activities:
Net income                                                                            $2,137          $(372)
                                                                                      -------        -------
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
     Depreciation and amortization                                                     1,017            911
     Deferral of interest and management fees payable to
     affiliates                                                                            0            288
     Change in deferred income taxes, net                                                (26)          (440)
     Stock option compensation expense                                                    26             35
     Write off of non-compete agreement                                                   --            563
     Extraordinary loss on early extinguishment of debt, net                              --          1,305
     Other, net                                                                           --           (100)
  Changes in working capital, net of effects of acquisitions:
          Accounts receivable, net                                                    (2,080)           487
          Inventories, net                                                               228         (1,230)
          Prepaid expenses and other current assets                                     (249)          (290)
          Accounts payable                                                              (230)           244
          Accrued and other liabilities                                                  857         (1,112)
                                                                                      -------        -------
               Total adjustments                                                        (457)           661
                                                                                      -------        -------
               Net cash provided by operating activities                               1,680            289
                                                                                      -------        -------
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired                                                        --           (458)
Capital expenditures                                                                    (554)          (447)
Purchase of minority interest in subsidiary                                               --         (1,626)
Other, net                                                                              (500)           (19)
                                                                                      -------        -------
     Net cash used in investing activities                                            (1,054)        (2,550)
                                                                                      -------        -------
Cash Flows from Financing Activities:
Change in checks outstanding                                                            (254)          (672)
Repayments of long-term debt, net                                                        (95)       (14,319)
Proceeds from original revolving credit facility                                          --         31,021
Repayments of original revolving credit facility                                          --        (33,882)
Proceeds from new revolving credit facility                                           10,100             --
Repayments of new revolving credit facility                                           (9,700)            --
Proceeds from public sale of common stock                                                 --         20,099
Payment of dividends                                                                    (466)            --
Proceeds from issuance of stock upon option exercise                                      17             --
                                                                                      -------        -------
     Net cash used in financing activities                                              (398)         2,247
                                                                                      -------        -------
Effect of changes in foreign exchange rates                                              (27)             7
                                                                                      -------        -------
Net (decrease) increase in cash and cash equivalents                                     201             (7)
Cash and cash equivalents at beginning of year                                           306            417
                                                                                      =======        =======
Cash and cash equivalents at end of period                                              $507           $410
                                                                                      =======        =======


The accompanying notes are an integral part of these consolidated statements.

                                       5

                     TB Wood's Corporation And Subsidiaries
                   Notes To Consolidated Financial Statements
                    (in thousands, except per share amounts)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") as of April 4, 1997 and January 3, 1997, and the results of operations and cash flows for the three month periods ended April 4, 1997 and March 29, 1996. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1998.

2. Certain reclassifications may have been made to the consolidated financial statements of prior periods to conform to the current period presentation.

3. In 1997, the Company changed the remaining amortization period for the Post Retirement Benefits, unrecognized prior service cost from 14.4 years to 5.4 years. The change in the amortization rate will provide an additional benefit of approximately $700 before taxes annually through 2001 and $300 in 2002.

4. The major classes of inventories at April 4, 1997 and January 3, 1997 consisted of the following:
                                                                        audited
                                                     April 4,         January 3,
                                                        1997               1997
     Raw material and supplies                       $ 3,058            $ 3,755
     Work in process                                   7,822              7,994
     Finished goods                                   17,034             16,293
                                                      ------             ------
          Total at FIFO cost                          27,914             28,042
     Excess of FIFO cost over LIFO cost               (4,157)            (4,057)
                                                     -------             ------
          Total at LIFO cost                         $23,757            $23,985
                                                     =======            =======



5. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which the Company is required to adopt for periods ending after December 15, 1997. While SFAS 128 prohibits early adoption, pro forma presentation is permitted. The pro forma Earnings per Share ("EPS") is as follows:

                               April 4, 1997                   March 29, 1996
                               -------------                   --------------
                            APB 15      SFAS 128           APB 15      SFAS 128
     Net Income             $2,137      $2,137             ($372)       ($372)
     Primary EPS            $0.36                          $0.08)
     Primary Shares         5,908
                                                            4,832
     Basic EPS                           $0.37                          ($0.08)
     Basic Shares                        5,828                           4,727
     Diluted EPS                         $0.36                          ($0.08)
     Diluted Shares                      5,908                           4,832

6. On April 10, 1997 the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on April 30, 1997 to shareholders of record on April 18, 1997.

7. On April 9, 1997, the Company issued Variable Rate Demand Revenue Bonds, Series 1997, totaling approximately $2,550 under the authority of The Industrial Revenue Board of the City of Chattanooga. Interest is due monthly and the bonds mature on April 1, 2022. The bonds are tax exempt and bear interest at the prevailing 7 day floating rate. The initial weekly interest rate (including letter of credit and remarketing fees) was approximately 4.4%.

8. On May 8, 1997, the Company purchased the stock of Graseby Controls, Inc.("GCI"), for cash of approximately $5,000. GCI manufactures and sells industrial AC Drives, including the Volkmann brand of high frequency, AC drives, electronic brakes, and SoftStarts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         TB Wood's Corporation and Subsidiaries (the "Company") posted net sales for the first quarter 1997 of $30,489, compared to $23,813 for the first quarter 1996, an increase of 28.0%. The increase was primarily due to increased sales of AC Drives, electronic systems, sales from recent acquisitions, and strong demand for mechanical products.

         Cost of sales ("COS") in the first quarter 1997 was $19,538 compared to $14,921 for the same period last year, an increase of 30.9%. COS as a percent of sales in the first quarter 1997 was 64.1% compared to 62.7% for the first quarter 1996. The increase was primarily due to shifts in product mix, and higher COS as the recent coupling acquisition is integrated into the business.

         Selling, general and administrative ("SG&A") expenses for the first quarter 1997 were $6,714, compared to $6,073 for the first quarter 1996, an increase of $641 or 10.6%. SG&A as a percent of sales decreased to 22.0% in the first quarter 1997 from 25.5% in the first quarter 1996.

         Operating profit was $4,237 for the first quarter 1997 compared to $2,819 for the first quarter 1996, an increase of $1,418 or 50.3%. Operating profits as a percent of sales increased to 13.9% in the first quarter 1997 from 11.8% in the first quarter 1996.

         Other expense for the first quarter 1997 was $188, compared to $506 for the same period last year. The 1997 expense included one time charges related to 1996 acquisitions, while the 1996 expense related to a write off of a non-compete agreement.

         Net income for the first quarter 1997 was $2,137, compared to ($372) for the same period in the prior year. First quarter 1996 net income was $1,282 before one time charges of $1,654 associated with the early extinguishment of debt and a write-off of a non-compete agreement.

           Earnings per share ("EPS") for the first quarter 1997 were $0.36 on 5,908 weighted average shares outstanding compared to first quarter 1996 EPS of $0.27 before one time charges, on 4,832 weighted average shares outstanding. EPS on net income for the first quarter 1996 was ($0.08).

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except per share amounts)

         Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $1,680 and $289 for the first quarters ended April 4, 1997 and March 29, 1996, respectively. Working capital increased $2,535 to $27,212 at April 4, 1997 from $24,677 at January 3, 1997. The increase was caused by additional accounts receivable due to record sales in the first quarter 1997.

         The Company used $1,054 for investment purposes during the first three months of 1997, a decrease of $1,496 over the same period in 1996. Capital expenditures were constant at approximately $500 for both years. In the first quarter 1996, the Company purchased the minority interests of TB Woods Canada LTD for approximately $1,600.

         The Company used $398 from financing activities in the first quarter 1997 compared to cash provided by financing activities of $2,247 in the first quarter 1996. The Company received net proceeds of approximately $20,099 from the initial public offering on February 8, 1996, and used the funds primarily to repay debt.

         On April 10, 1997, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on April 30, 1997, to shareholders of record on April 18, 1997.


SAFE HARBOR STATEMENT

          This quarterly report contains various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political and technology factors which, among others, could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

Item 5.  Other Information (in thousands)

         On April 9, 1997, the Company issued Variable Rate Demand Revenue Bonds, Series 1997, totaling approximately $2,550 under the authority of The Industrial Revenue Board of the City of Chattanooga. Interest is due monthly and the bonds mature on April 1, 2022. The bonds are tax exempt and bear interest at the prevailing 7 day floating rate. The initial weekly interest rate (including letter of credit and remarketing fees) was approximately 4.4%. The proceeds will be used to purchase and renovate a new production facility for the electronic systems business.

     On May 8, 1997, the Company purchased the stock of Graseby Controls, Inc. ("GCI"), for cash of approximately $5,000. GCI manufactures and sells industrial AC Drives, including the Volkmann brand of high frequency, AC drives, electronic brakes, and SoftStarts

Item 6.  Exhibits and Reports on Form 8-K

a)
                                              EXHIBIT INDEX
Exhibit

   11    Computation of Per Share Earning

   27    Financial Data Schedule

   b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended April 4, 1997.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on May 15, 1997.

                           TB WOOD'S CORPORATION



                           By:     \s\DAVID H. HALLEEN
                                   -------------------
                                   David H. Halleen
                                   Vice President of Finance, Treasurer
                                   and Chief Financial Officer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)

EXHIBIT 11

                     TB Wood's Corporation And Subsidiaries
                       Computation Of Earnings Per Share


                                                                         April 4,     March 29,
(in thousands, except per share amounts)                                    1997          1996
------------------------------------------------------------------- ------------- -------------

Weighted average number of common shares outstanding                       5,828         4,727
Shares issued upon assumed exercise of outstanding stock options              80           105
                                                                           -----         -----
Weighted average number of common and common equivalent shares
outstanding                                                                5,908         4,832
                                                                           -----         -----
Income before extraordinary item                                          $2,137          $933
Extraordinary item                                                            --       (1,305)
Net  income                                                                2,137         (372)
                                                                           =====         ====

Net (loss) Income per common share:
Before extraordinary item                                                  $0.36         $0.19
Extraordinary item                                                            --        (0.27)
Net Income                                                                  0.36        (0.08)



                                                                           =====         ====
