Form 10-Q
period 1997-07-04
TB WOODS CORP
filed 1997-08-19
CIK 1000227

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
                                   ---------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended July 4, 1997
                                                 ------------

                         Commission File Number 1-14182

                             TB WOOD'S CORPORATION
                             ---------------------
             (Exact Name of registrant as specified in its charter)

                   DELAWARE                      25-1771145
                   --------                      ----------
     (State or other Jurisdiction of    (IRS Employer Identification Number)
      Incorporation of Organization)

              440 North Fifth Avenue
                 Chambersburg, PA                            17201
         ----------------------------------------          ----------
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

                               Yes _X___ No ____

           Number of shares outstanding of the issuer's Common Stock:

               Class                          Outstanding at July 18, 1997
               -----                          ---------------------------
     Common Stock, $.01 par value                     5,832,290

                                Table of Contents

Part I. - Financial Information                                         Page No.



Unaudited Consolidated Balance Sheets -
    July 4, 1997 and January 3, 1997 ....................................  3

Unaudited Consolidated Statements of Operations -
    For the Second Quarter Ended July 4, 1997 and June 28, 1996 .........  4

Unaudited Consolidated Statements of Cash Flows -
    For the Second Quarter  Ended July 4, 1997 and June 28, 1996 ........  5

Notes to Unaudited Consolidated Financial Statements ....................  6

Management's Discussion and Analysis of
    Financial Condition and Results of Operations .......................  7


Part II. - Other information ............................................  9

Part I.-Financial Information
Item 1. Financial Statements



                     TB Wood's Corporation And Subsidiaries
                           Consolidated Balance Sheets

                                                                                                       Audited
                                                                                       July 4,      January 3,
(in thousands, except per share and share amounts)                                       1997             1997
------------------------------------------------------------------------------- -------------- ----------------
ASSETS
Current Assets:
Cash and cash equivalents ...........................................................  $1,661             $306
Accounts receivable, less allowances for doubtful accounts, discounts, and
claims of $538 at July 4, 1997 and $437 at January 3, 1997 ..........................  17,947           15,518
Inventories .........................................................................  23,049           23,985
Other current assets ................................................................   1,144            1,053
                                                                                      -------          -------
     Total current assets ...........................................................  43,801           40,862
                                                                                      -------          -------
Property, plant, and equipment ......................................................  45,338           41,652
Less accumulated depreciation .......................................................  22,251           21,154
                                                                                      -------          -------
    Net property, plant and equipment ...............................................  23,087           20,498
                                                                                      -------          -------
Other Assets:
Deferred income taxes ...............................................................   5,400            5,249
Goodwill, net of accumulated amortization of  $1,050 at
      July 4, 1997 and $958 at January 3, 1997 ......................................   8,060            4,603
Other ...............................................................................   1,911            2,183
                                                                                      -------          -------
     Total other assets .............................................................  15,371           12,035
                                                                                      -------          -------
                                                                                      $82,259          $73,395
                                                                                      =======          =======



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt ................................................    $360             $520
Accounts payable ....................................................................   5,052            5,210
Checks outstanding ..................................................................   1,304            1,532
Accrued expenses ....................................................................   9,442            8,384
Deferred income taxes ...............................................................     537              539
                                                                                      -------          -------
     Total current liabilities ......................................................  16,695           16,185
                                                                                      -------          -------
Long-term debt, less current maturities .............................................  26,717           21,707
                                                                                      -------          -------
Postretirement benefit obligation, less current portion .............................  18,194           18,628
                                                                                      -------          -------

Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     no shares issued or outstanding ................................................      --               --
Common stock, $.01 par value; 40,000,000 shares authorized, 5,834,147 and
5,827,397 shares issued and 5,826,493 and 5,827,397 shares outstanding at
July 4, 1997 and January 3, 1997, respectively ......................................     58               58
Treasury Stock ......................................................................   (120)               --
Additional paid-in capital ..........................................................  28,226           28,158
Accumulated deficit ................................................................. (7,490)         (11,306)
Foreign currency translation adjustment .............................................    (21)             (35)
                                                                                      -------          -------
      Total shareholders' equity ....................................................  20,653           16,875
                                                                                      -------          -------
                                                                                      $82,259          $73,395
                                                                                      =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                                                TB Wood's Corporation And Subsidiaries
                                                 Consolidated Statements of Operations

                                                                           Second Quarter Ended              Year to Date
                                                                          July 4,       June 28,         July 4,     June 28,
 (in thousands, except per share amounts)                                    1997           1996            1997         1996
-------------------------------------------------------------------- ------------- -------------- -- ------------ ------------
Net sales ..............................................................  $31,739        $25,107         $62,228      $48,920
Cost of sales ..........................................................   20,232         15,917          39,770       30,838
                                                                          -------        -------         -------      -------
     Gross profit ......................................................   11,507          9,190          22,458       18,082
Selling, general, and administrative expenses ..........................    7,217          6,033          13,931       12,106
                                                                          -------        -------         -------      -------
     Operating income ..................................................    4,290          3,157           8,527        5,976
                                                                          -------        -------         -------      -------
Other expense:
     Interest expense and other finance charges ........................    (439)          (508)           (926)      (1,308)
     Other, net ........................................................    (276)           (69)           (464)        (575)
                                                                          -------        -------         -------      -------
          Other expense, net ...........................................    (715)          (577)         (1,390)      (1,883)
                                                                          -------        -------         -------      -------
Income before provision for income taxes and
 extraordinary item.....................................................    3,575          2,580           7,137        4,093
Provision for income taxes .............................................    1,430          1,065           2,855        1,645
                                                                          -------        -------         -------      -------
Income before extraordinary item .......................................    2,145          1,515           4,282        2,448
Extraordinary item, early extinguishment of debt
     (less related income tax benefit of $870)..........................      - -            - -             - -      (1,305)
                                                                          -------        -------         -------      -------
Net income .............................................................   $2,145         $1,515          $4,282       $1,143
                                                                          =======        =======         =======      =======
Per share of common stock:
     Income before extraordinary item ..................................    $0.36          $0.26           $0.72        $0.46
     Extraordinary item ................................................      - -            - -             - -       (0.24)
                                                                          -------        -------         -------      -------
Net income per common share ............................................    $0.36          $0.26           $0.72        $0.21
                                                                          =======        =======         =======      =======
Weighted average shares of common stock
     and equivalents outstanding .......................................    5,915          5,850           5,912        5,327
                                                                          =======        =======         =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                                TB Wood's Corporation And Subsidiaries
                                                 Consolidated Statements Of Cash Flows


                                                                              Year to Date
                                                                          July 4,       June 28,
(in thousands)                                                               1997           1996
------------------------------------------------------------------- -------------- --------------
Cash Flows from Operating Activities:
Net income ..............................................................  $4,282         $1,143
                                                                          -------        -------
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization ......................................   1,976          1,329
     Deferral of interest and management fees
     payable to affiliates ..............................................       0            576
     Change in deferred income taxes, net ...............................    (153)          (435)
     Stock option compensation expense ..................................      51             70
     Write off of non-compete agreement .................................      --            582
     Extraordinary loss on early extinguishment of debt, net.. ..........      --          1,305
     Other, net .........................................................      --            (32)
  Changes in working capital, net of effects of acquisitions:
          Accounts receivable, net ......................................  (1,284)           511
          Inventories, net ..............................................   1,590           (688)
          Prepaid expenses and other current assets .....................    (306)           (75)
          Accounts payable ..............................................      25            717
          Accrued and other liabilities .................................     345           (593)
                                                                          -------        -------
               Total adjustments ........................................   2,244          3,267
                                                                          -------        -------
               Net cash provided by operating activities ................   6,526          4,410
                                                                          -------        -------
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired ......................................  (4,749)        (2,058)
Capital expenditures ....................................................  (3,532)        (1,290)
Other, net ..............................................................    (485)             5
                                                                          -------        -------
     Net cash used in investing activities ..............................  (8,766)        (3,343)
                                                                          -------        -------
Cash Flows from Financing Activities:
Change in checks outstanding ............................................    (228)          (457)
Repayments of long-term debt, net .......................................   2,344        (14,369)
Proceeds from original revolving credit facility ........................      --         49,067
Repayments of original revolving credit facility ........................      --        (54,889)
Proceeds from new revolving credit facility .............................  22,900             --
Repayments of new revolving credit facility ............................. (20,400)            --
Proceeds from public sale of common stock ...............................      --         19,986
Payment of dividends ....................................................    (932)          (460)
Proceeds from issuance of stock upon option exercise ....................      17             --
Treasury Stock ..........................................................    (120)             --
                                                                          -------        -------
     Net cash provided by (used in) financing activities ................   3,581         (1,122)
                                                                          -------        -------
Effect of changes in foreign exchange rates .............................      14            (33)
                                                                          -------        -------
Net (decrease) increase in cash and cash equivalents ....................   1,355            (88)
Cash and cash equivalents at beginning of year ..........................     306            417
                                                                          =======        =======
Cash and cash equivalents at end of period ..............................  $1,661           $329
                                                                          =======        =======

The accompanying notes are an integral part of these consolidated statements.

                     TB Wood's Corporation And Subsidiaries
                   Notes To Consolidated Financial Statements
                    (in thousands, except per share amounts)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") as of July 4, 1997 and January 3, 1997, and the results of operations and cash flows for the Second Quarter and Year to Date ended July 4, 1997 and June 28, 1996. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1998.

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

4. The major classes of inventories at July 4, 1997 and January 3, 1997 consisted of the following:
                                                                       Audited
                                                   July 4,          January 3,
                                                      1997                1997
                                                -----------         -----------
      Raw material and supplies                    $ 3,636             $ 3,755
      Work in process                                6,887               7,994
      Finished goods                                16,683              16,293
                                                   -------             -------
          Total at FIFO cost                        27,206              28,042
      Excess of FIFO cost over LIFO cost            (4,157)             (4,057)
                                                   -------             -------
          Total at LIFO cost                       $23,049             $23,985
                                                   =======             =======


5. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which the Company is required to adopt for periods ending after December 15, 1997. While SFAS 128 prohibits early adoption, pro forma presentation is permitted. The pro forma Earnings per Share ("EPS") is as follows:

                               July 4, 1997                    June 28, 1996
                           APB 15     SFAS 128              APB 15     SFAS 128
     Net Income            $2,145      $2,145               $1,515      $1,515
     Primary EPS            $0.36                            $0.26
     Primary Shares         5,915                            5,850
     Basic EPS                          $0.37                            $0.26
     Basic Shares                       5,831                            5,750
     Diluted EPS                        $0.36                            $0.26
     Diluted Shares                     5,915                            5,850

6. On July 8, 1997 the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on July 31, 1997 to shareholders of record on July 18, 1997.

7. On April 9, 1997, the Company issued Variable Rate Demand Revenue Bonds, Series 1997, totaling approximately $2,550 under the authority of The Industrial Revenue Board of the City of Chattanooga. Interest is due monthly and the bonds mature on April 1, 2022. The bonds are tax exempt and bear interest at the prevailing 7 day floating rate.

8. On May 8, 1997, the Company purchased the stock of Graseby Controls, Inc.("GCI"), a subsidiary of Graseby plc, for cash of approximately $5,000. GCI manufactures and sells industrial AC Drives, including the Volkmann
     (TM) brand of high frequency, AC drives, electronic brakes, and SoftStarts.

9. In 1996, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 200,000 of the Company's common shares. At July 4, 1997 the number of shares purchased under this authorization was 10,000. At July 4, 1997, the number of treasury shares issued to employees under option, and purchase plans was 2,346.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (in thousands, except per share amounts)

     TB Wood's Corporation and Subsidiaries (the "Company") posted net sales for the second quarter 1997 of $31,739, compared to $25,107 for the second quarter 1996, an increase of 26.4%. Year to date 1997 sales were $62,228 compared to year to date 1996 sales of $48,920, an increase of $13,308 or 27.2%. The increases were primarily due to increased sales of AC Drives, electronic systems, sales from recent acquisitions, and strong demand for mechanical products

     Cost of sales ("COS") in the second quarter 1997 was $20,232 compared to $15,917 for the same period last year, an increase of 27.1%. COS as a percent of sales in the second quarter 1997 was 63.7% compared to 63.4% for the second quarter 1996. Year to date 1997 COS was $39,770 or 63.9% of sales compared to year to date 1996 COS of $30,838 or 63.0% of sales The increase was primarily due to the maintenance shutdown at the Chambersburg facility occurring in the second quarter 1997 compared to the third quarter in 1996, higher COS as the recent coupling acquisition is integrated into the business, and shifts in product mix.

     Selling, general and administrative ("SG&A") expenses for the second quarter 1997 were $7,217, compared to $6,033 for the second quarter 1996, an increase of $1,184 or 19.6%. SG&A as a percent of sales decreased to 22.7% in the second quarter 1997 from 24.0% in the second quarter 1996. Year to date 1997 SG&A was $13,931 or 22.4% of sales compared to year to date 1996 SG&A of $12,106 or 24.7% of sales. The Company was able to leverage additional sales in 1997, by increasing SG&A only 15.1% while sales increased 27.2%.

     Operating profit was $4,290 for the second quarter 1997 compared to $3,157 for the second quarter 1996, an increase of $1,133 or 35.9%. Operating profit as a percent of sales increased to 13.5% in the second quarter 1997 from 12.6% in the second quarter 1996. Year to date 1997 operating profit was $8,527 or 13.7% of sales compared to year to date 1996 operating profit of $5,976 or 12.2% of sales, an increase of $2,551 or 42.7%.

     Other expense for the second quarter 1997 was $276, compared to $69 for the same period last year. Year to date 1997 other expense was $464 compared to year to date 1996 other expense of $575. 1997 other expense included charges related to the consolidation of the New Jersey and North Carolina facilities, one time charges related to 1996 acquisitions and foreign currency adjustments. The 1996 other expense included expenses related to the write off of a non-compete agreement.

     Net income for the second quarter 1997 was $2,145 or 6.8% of sales compared to $1,515 or 6.0% of sales for the same period in the prior year, an increase of $630 or 41.6%. Year to date 1997 net income was $4,282, or 6.9% of sales, compared to year to date 1996 net income, before one time charges of $1,654 associated with the early extinguishment of debt and a write-off of a non-compete agreement, of $2,797 or 5.7% of net sales, an increase of 53.1%.

     Earnings per share ("EPS") for the second quarter 1997 were $0.36 on 5,915 weighted average shares outstanding compared to second quarter 1996 EPS of $0.26, an increase of 38.5%. Year to date 1997 EPS was $0.72 on 5,912 weighted shares outstanding compared to year to date 1996 EPS of $0.52, before one time charges, on 5,327 weighted average shares outstanding. Year to date 1996 EPS on net income was $0.21.


LIQUIDITY AND CAPITAL RESOURCES (in thousands, except per share amounts)

     Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $6,526 and $4,410 for the year to date periods ended July 4, 1997 and June 28, 1996, respectively. Working capital increased $2,429 to $27,106 at July 4, 1997 from $24,677 at January 3, 1997. The increase was primarily the result of additional accounts receivable due to record sales in the first two quarters of 1997.

     The Company used $8,766 for investment purposes year to date 1997 compared to $3,343 for the year to date 1996, an increase of $5,423. Capital expenditures were $3,532 in 1997 compared to $1,290 in 1996, and acquisitions, net of acquired cash, were $4,749 in 1997 compared to $2,058 in 1996. 1997 capital expenditures include the purchase and renovation of a larger production facility to consolidate the electronics systems business. Acquisitions include the purchase of Graseby Controls, Inc. in 1997, Grupo Blaju, S.A. de C.V. in 1996 and the minority interest in TB Wood's Canada, LTD. in 1996.

     Cash provided by financing activities was $3,581 in 1997 compared to cash used by financing activities of ($1,122) in 1996. In 1997, the year to date net proceeds from the new revolving credit facility were $2,500 which included borrowing $5,000 to finance the purchase of Graseby Controls, Inc. The Company also borrowed $2,550 by issuing Variable Rate Demand Revenue Bonds, under the authority of The Industrial Revenue Board of the City of Chattanooga, to finance the new production facility for the electronics systems business. In 1996, the Company completed an initial public offering of common stock. The proceeds from the offering of $19,986 were primarily used to pay down debt.

     On July 8, 1997, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on July 31, 1997, to shareholders of record on July 18, 1997.

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


Part II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

     The 1997 annual meeting of stockholders was held on April 11, 1997. Voting on the election of one director to the second class of directors and voting on management's proposal to adopt the TB Wood's Corporation Employee Stock Purchase Plan was conducted. The stockholders voted 4,928,671 shares in the affirmative and 3,775 shares in the negative to elect Michael L. Hurt to the second class of directors of the Board of Directors. Michael L. Hurt was duly elected as director of the second class at the meeting. In addition to Mr. Hurt, Thomas C. Foley, Jean-Pierre L. Conte, and Craig R. Stapleton will continue as directors after the meeting. The stockholders voted 4,503,146 shares in the affirmative and 427,000 shares in the negative to approve and adopt the TB Wood's Corporation Employee Stock Purchase Plan. The purpose of the Plan is to assist the Company in attracting and retaining employees by offering them a greater stake in the Company's success and a closer identity with it, and to encourage ownership of the Company's stock by employees.

Item 5.  Other Information

     On July 29, 1997, Philip A. Garton was appointed Vice President-Finance/ Corporate Controller and Principal Financial Officer of the Company. Previously he was a Business Controller of the Polymers Business of AlliedSignal Inc. Mr. Garton holds an MBA in Finance, a BBA in Accounting and a BA in economics; all from Southern Methodist University. His professional licenses include Certified Public Accountant and Certified Cash Manager.

     On July 31, 1997 the Board of Directors passed a resolution to appoint Robert J. Dole as a director of the second class for a term to expire on the date of the annual meeting in the year 2000.

Item 6.  Exhibits and Reports on Form 8-K

a)
                                 EXHIBIT INDEX

Exhibit

  11       Computation of Per Share Earning

  27       Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended July 4, 1997.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on August 19, 1997.

                           TB WOOD'S CORPORATION



                           By:      \s\PHILIP A. GARTON
                                    PHILIP A. GARTON
                                    Vice President-Finance/Corporate
                                     Controller (Principal Financial Officer
                                    and Principal Accounting Officer)