Form 10-Q
period 1997-10-03
TB WOODS CORP
filed 1997-11-06
CIK 1000227

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended October 3, 1997
                                                ---------------

                         Commission File Number 1-14182

                              TB WOOD'S CORPORATION
                              ---------------------
             (Exact Name of registrant as specified in its charter)

               DELAWARE                       25-1771145
               --------                       ----------
     (State or other Jurisdiction of    (IRS Employer Identification Number)
      Incorporation of Organization)

              440 North Fifth Avenue
              Chambersburg, PA                         17201
     (Address of principal executive offices)        (Zip Code)
     ----------------------------------------        ----------


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

                                Yes _X___ No ____

           Number of shares outstanding of the issuer's Common Stock:

               Class                         Outstanding at October 17, 1997
               -----                         -------------------------------
     Common Stock, $.01 par value                      5,837,580

                                Table of Contents

Part I. - Financial Information                                         Page No.
-------------------------------                                         --------
--------------------------------------------------------------------------------


Unaudited Consolidated Balance Sheets -
         October 3, 1997 and January 3, 1997 ............................  3

Unaudited Consolidated Statements of Operations -
          For the Third Quarter and Year to Date Periods Ended
                   October 3, 1997 and September 27, 1996 ...............  4

Unaudited Consolidated Statements of Cash Flows -
         For the Year to Date Period Ended October 3, 1997
                  and September 27, 1996 ................................  5

Notes to Unaudited Consolidated Financial Statements ....................  6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................  7


Part II. - Other information ............................................  9

Part I.-Financial Information
Item 1. Financial Statements


                     TB Wood's Corporation And Subsidiaries
                           Consolidated Balance Sheets
                                                                                                       Audited
                                                                                   October 3,       January 3,
(in thousands, except per share and share amounts) .......................               1997            1997
--------------------------------------------------------------------------       ------------        --------
ASSETS
Current Assets:
    ......................................................................
Cash and cash equivalents ................................................       $        641        $    306
Accounts receivable, less allowances for doubtful accounts, discounts, and
claims of $523 at October 3, 1997 and $437 at January 3, 1997 ............             18,143          15,518
Inventories ..............................................................             22,831          23,985
Other current assets .....................................................                654           1,053
                                                                                 ------------        --------
   Total current assets ..................................................             42,269          40,862
                                                                                 ------------        --------
Property, plant, and equipment ...........................................             46,190          41,652
Less accumulated depreciation ............................................             23,095          21,154
                                                                                 ------------        --------
   Net property, plant and equipment .....................................             23,095          20,498
                                                                                 ------------        --------
Other Assets:
Deferred income taxes ....................................................              5,360           5,249
Goodwill, net of accumulated amortization of  $1,095 at
   October 3, 1997 and $958 at January 3, 1997 ...........................              8,005           4,603
Other ....................................................................              1,972           2,183
                                                                                 ------------        --------
   Total other assets ....................................................             15,337          12,035
                                                                                 ------------        --------

TOTAL ASSETS .............................................................       $     80,701        $ 73,395
                                                                                 ============        ========


LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
Current maturities of long-term debt .....................................       $        337        $    520
Accounts payable .........................................................              6,007           5,210
Checks outstanding .......................................................              1,811           1,532
Accrued expenses .........................................................              9,540           8,384
Deferred income taxes ....................................................                537             539
                                                                                 ------------        --------
   Total current liabilities .............................................             18,232          16,185
                                                                                 ------------        --------
Long-term debt, less current maturities ..................................             21,936          21,707
                                                                                 ------------        --------
Postretirement benefit obligation, less current portion ..................             18,017          18,628
                                                                                 ------------        --------

Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
   no shares issued or outstanding .......................................                --              --
Common stock, $.01 par value; 40,000,000 shares  authorized,
5,834,147 and 5,827,397 shares issued and 5,832,263 and 5,827,397
shares outstanding at Oct. 3, 1997 and January 3, 1997, respectively .....                 58              58
Treasury Stock ...........................................................                (31)           --
Additional paid-in capital ...............................................             28,251          28,158
Accumulated deficit ......................................................             (5,742)        (11,306)
Foreign currency translation adjustment ..................................                (20)            (35)
                                                                                 ------------        --------
     Total shareholders' equity ..........................................             22,516          16,875
                                                                                 ------------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................       $     80,701        $ 73,395
                                                                                 ============        ========

The accompanying notes are an integral part of these consolidated financial statements.



                     TB Wood's Corporation And Subsidiaries
                      Consolidated Statements of Operations

                                                                 Third Quarter Ended                 Year to Date
                                                               October 3,   September 27,      October 3,   September 27,
(in thousands, except per share amounts) .................           1997        27, 1996            1997            1996
----------------------------------------------------------       --------        --------        --------        --------
Net sales ................................................       $ 31,257        $ 25,849        $ 93,485        $ 74,769
Cost of sales ............................................         19,770          16,525          59,540          47,363
                                                                 --------        --------        --------        --------
   Gross profit ..........................................         11,487           9,324          33,945          27,406
Selling, general, and administrative expenses ............          7,259           6,162          21,190          18,268
                                                                 --------        --------        --------        --------
   Operating income ......................................          4,228           3,162          12,755           9,138
                                                                 --------        --------        --------        --------
Other expense:
   Interest expense and other finance charges ............           (371)           (333)         (1,297)         (1,641)
   Other, net ............................................           (193)            (21)           (657)           (596)
                                                                 --------        --------        --------        --------
      Other expense, net .................................           (564)           (354)         (1,954)         (2,237)
                                                                 --------        --------        --------        --------
Income before provision for income taxes and extraordinary
expense ..................................................          3,664           2,808          10,801           6,901
Provision for income taxes ...............................          1,465           1,124           4,320           2,769
                                                                 --------        --------        --------        --------
Income before extraordinary expense ......................          2,199           1,684           6,481           4,132
Extraordinary expense, early extinguishment of debt
   (less related income tax benefit of $870) .............           --              --              --            (1,305)
                                                                 --------        --------        --------        --------
Net income ...............................................       $  2,199        $  1,684        $  6,481        $  2,827
                                                                 --------        --------        --------        --------
Per share of common stock:
   Income before extraordinary expense ...................       $   0.37        $   0.29        $   1.10        $   0.75
   Extraordinary expense .................................           --              --              --             (0.24)
                                                                 --------        --------        --------        --------
Net income per common share ..............................       $   0.37        $   0.29        $   1.10        $   0.51
                                                                 ========        ========        ========        ========
Weighted average shares of common stock
   and equivalents outstanding ...........................          5,926           5,851           5,916           5,501
                                                                 ========        ========        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                                        4


                     TB Wood's Corporation And Subsidiaries
                      Consolidated Statements Of Cash Flows


                                                                                 Year to Date
                                                                          -------------------------
                                                                          October 3,   September 27,
(in thousands) ......................................................           1997            1996
---------------------------------------------------------------------       --------        --------
Cash Flows from Operating Activities:
Net income ..........................................................       $  6,481        $  2,827

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ....................................          3,036           2,314
   Deferral of interest and management fees payable to affiliates ...              0             288
   Change in deferred income taxes, net .............................           (113)           (418)
   Stock option compensation expense ................................             76             104
   Write off of non-compete agreement ...............................           --               582
   Extraordinary loss on early extinguishment of debt, net ..........           --             1,305
   Other, net .......................................................           --               (57)
                                                                                            ........
   Changes in working capital, net of effects of acquisitions:
      Accounts receivable, net ......................................         (1,480)           (224)
      Inventories, net ..............................................          1,808            (283)
      Prepaid expenses and other current assets .....................             85             248
      Accounts payable ..............................................            980             210
      Accrued and other liabilities .................................            266             323
                                                                            --------        --------
         Total adjustments ..........................................          4,658           4,392
                                                                            --------        --------
    Net cash provided by operating activities .......................         11,139           7,219
                                                                            --------        --------
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired ..................................         (4,749)         (2,058)
Capital expenditures ................................................         (4,375)         (2,290)
Other, net ..........................................................           (598)            (11)
                                                                            --------        --------
   Net cash used in investing activities ............................         (9,722)         (4,359)
                                                                            --------        --------
Cash Flows from Financing Activities:
Change in checks outstanding ........................................            279            (559)
Repayments of subordinated note .....................................           --           (10,677)
Proceeds (repayments) of long-term debt, net ........................          2,237         (14,459)
Proceeds from original revolving credit facility ....................           --            83,656
Repayments of original revolving credit facility ....................           --           (79,524)
Proceeds from new revolving credit facility .........................         29,600            --
Repayments of new revolving credit facility .........................        (31,800)           --
Proceeds from public sale of common stock ...........................           --            19,803
Payment of dividends ................................................         (1,399)           (920)
Proceeds from issuance of stock upon option exercise ................             17             188
Treasury Stock ......................................................            (31)           --
                                                                            --------        --------
   Net cash used in financing activities ............................         (1,097)         (2,492)
                                                                            --------        --------
Effect of changes in foreign exchange rates .........................             15             (24)
                                                                            --------        --------
Net increase in cash and cash equivalents ...........................            335             344
Cash and cash equivalents at beginning of year ......................            306             417
                                                                            ========        ========
Cash and cash equivalents at end of period ..........................       $    641        $    761
                                                                            ========        ========

The accompanying notes are an integral part of these consolidated statements.

                     TB Wood's Corporation And Subsidiaries
                                              Notes  To  Consolidated  Financial
                                 Statements (in thousands, except per share amounts and share amounts in Note 7)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the
     "Company") as of October 3, 1997 and January 3, 1997, and the results of operations and cash flows for the Third Quarter and Year to Date ended October 3, 1997 and September 27, 1996. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1998.

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

4. The major classes of inventories at October 3, 1997 and January 3, 1997 consisted of the following:

                                                                        Audited
                                                        October 3,   January 3,
                                                              1997         1997
                                                        ----------   ----------
        Raw material and supplies                         $  3,427     $  3,755
        Work in process                                      6,990        7,994
        Finished goods                                      16,571       16,293
                                                            ------       ------
            Total at FIFO cost                              26,988       28,042
        Excess of FIFO cost over LIFO cost                  (4,157)      (4,057)
                                                            ------       ------

           Total at LIFO cost                              $22,831       $23,985
                                                           =======       =======

5. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which the Company is required to adopt for periods ending after December 15, 1997. While SFAS 128 prohibits early adoption, pro forma presentation is permitted. The pro forma Earnings per Share ("EPS") for the third quarters ended:

                               October 3, 1997             September 28, 1996
                               APB 15  SFAS 128            APB 15    SFAS 128
        Net Income             $2,199    $2,199            $1,684      $1,684
        Primary EPS             $0.37                       $0.29
        Primary Shares          5,926                       5,851
        Basic EPS                         $0.38                         $0.29
        Basic Shares                      5,832                         5,777
        Diluted EPS                       $0.37                         $0.29
        Diluted Shares                    5,926                         5,851

6. On October 9, 1997, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on October 31, 1997 to shareholders of record on October 17, 1997.

7. In 1996, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 200,000 of the Company's common shares. At October 3, 1997 the number of shares purchased under this authorization was 10,000. At October 3, 1997, the number of treasury shares issued to employees under employee option, and stock purchase plans was 2,319 and 401K plans was 5,797.

8. On October 23, 1997, the Company signed a definitive agreement to purchase Berges Electronics GmbH. Berges designs, manufactures, and markets its own line of AC inverters for the European market and sells TB Wood's inverters on a private label basis. Berges' annual revenues, at exchange rates in effect on the date of the agreement, were approximately $10,000.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         TB Wood's Corporation and Subsidiaries (the "Company") posted net sales for the third quarter 1997 of $31,257, compared to $25,849 for the third quarter 1996, an increase of 20.9%. Year to date 1997 sales were $93,485 compared to year to date 1996 sales of $74,769, an increase of $18,716 or 25.0%. The increases were primarily due to strong demand for mechanical products, increased sales of AC Drives and electronic systems, and sales from recent acquisitions.

         Cost of sales ("COS") in the third quarter 1997 was $19,770 compared to $16,525 for the same period last year, an increase of 19.6%. COS as a percent of sales in the third quarter 1997 was 63.2% compared to 63.9% for the third quarter 1996. Year to date 1997 COS was $59,540 or 63.7% of sales compared to year to date 1996 COS of $47,363 or 63.3% of sales The decreased COS as a percent of sales in the quarter was primarily due to increased sales in the electronic products business, the electronic systems business, and the mechanical businesses, as well as higher production levels in the foundry and machine shop. In addition, the Chambersburg maintenance shutdown in 1997 occured in the second quarter 1997 rather than the third quarter, as it had in 1996. Offsetting some of the gains were higher COS associated with the consolidation of the Deck Gear Couplings into our San Marcos facility.

         Selling, general and administrative ("SG&A") expenses for the third quarter 1997 were $7,259, compared to $6,162 for the third quarter 1996, an increase of $1,097 or 17.8%. SG&A as a percent of sales decreased to 23.2% in the third quarter 1997 from 23.8% in the third quarter 1996. Year to date 1997 SG&A was $21,190 or 22.7% of sales compared to year to date 1996 SG&A of $18,268 or 24.4% of sales. The Company was able to leverage additional sales in 1997, by increasing SG&A only 16.0% while sales increased 25.0%.

         Operating profit was $4,228 for the third quarter 1997 compared to $3,162 for the third quarter 1996, an increase of $1,066 or 33.7%. Operating profit as a percent of sales increased to 13.5% in the third quarter 1997 from 12.2% in the third quarter 1996. Year to date 1997 operating profit was $12,755 or 13.6% of sales compared to year to date 1996 operating profit of $9,138 or 12.2% of sales, an increase of $3,617 or 39.6%.

         Other expense for the third quarter 1997 was $193, compared to $21 for the same period last year. Year to date 1997 other expense was $657 compared to year to date 1996 other expense of $596. Year to date 1997 other expense included charges related to the consolidation of the Indiana and Texas facilities, consolidation of the New Jersey and North Carolina facilities, one time charges related to 1996 acquisitions and foreign currency adjustments. Year to date 1996 other expense included $582 related to the write off of a non-compete agreement.
                                        7

         Net income for the third quarter 1997 was $2,199 or 7.0% of sales compared to $1,684 or 6.5% of sales for the same period in the prior year, an increase of $515 or 30.6%. Year to date 1997 net income was $6,481, or 6.9% of sales, compared to year to date 1996 net income, before one time charges of $1,654 associated with the early extinguishment of debt and a write-off of a non-compete agreement, of $4,481 or 6.0% of net sales, an increase of 44.6%.

         Earnings per share ("EPS") for the third quarter 1997 was $0.37 on 5,926 weighted average shares outstanding compared to third quarter 1996 EPS of $0.29 on 5,851 weighted average shares outstanding, an increase of 28.8%. Year to date 1997 EPS was $1.10 on 5,916 weighted shares outstanding compared to year to date 1996 EPS of $0.81, before one time charges, on 5,501 weighted average shares outstanding. Year to date 1996 EPS on net income was $0.51.


LIQUIDITY AND CAPITAL RESOURCES (in thousands, except per share amounts)

         Cash flows from operations provide the principal source of current liquidity. Net cash flows provided by operating activities were $11,139 and $7,219 for the year to date periods ended October 3, 1997 and September 27, 1996, respectively. Working capital decreased $640 to $24,037 at October 3, 1997 from $24,677 at January 3, 1997. The decrease was primarily the result of increased current liabilities of $2,047 which were offset by increased current assets of $1,407. The increase in current assets is due to additional accounts receivable from record year to date sales in 1997.

         The  Company  used  $9,722 for  investment  purposes  year to date 1997 compared to $4,359 year to date 1996, an increase of $5,363. Capital expenditures were $4,375 in 1997 compared to $2,290 in 1996, and acquisitions, net of acquired cash, were $4,749 in 1997 compared to $2,058 in 1996. Year to date 1997 capital expenditures include approximately $2,000 for the purchase and renovation of a larger production facility to consolidate the electronics systems business. Acquisitions include the purchase of Graseby Controls, Inc. in 1997, Grupo Blaju, S.A. de C.V. in 1996 and the minority interest in TB Wood's Canada, LTD. in 1996.

         Cash used by financing activities was $1,097 year to date 1997 compared to cash used by financing activities of $2,492 year to date 1996. In 1997, the year to date net repayments of the new revolving credit facility were $2,200. Cash flows from operations have been used for repayments of the revolving credit facility and have offset significant borrowings which included approximately $5,000 to finance the purchase of Graseby Controls, Inc., approximately $4,722 of other investing activities, and $1,399 of dividend payments. The Company borrowed $2,550 by issuing Variable Rate Demand Revenue Bonds, under the authority of The Industrial Revenue Board of the City of Chattanooga, to finance the new production facility for the electronics systems business. In 1996, the Company completed an initial public offering of common stock. The proceeds from the offering of $19,803 were primarily used to pay down debt.

         On October 9, 1997, the Board of Directors declared a quarterly cash dividend of $0.08 per share payable on October 31, 1997, to shareholders of record on October 17, 1997.

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


Part II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

On October 23, 1997, the Company signed a definitive agreement to purchase Berges Electronics GmbH. Berges designs, manufactures, and markets its own line of AC inverters for the European market and sells TB Wood's inverters on a private label basis. Berges' annual revenues, at exchange rates in effect on the date of the agreement, were approximately $10,000.

Item 6.  Exhibits and Reports on Form 8-K

a)
                                  EXHIBIT INDEX
Exhibit

  11     Computation of Per Share Earning

  27     Financial Data Schedule

   b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended October 3, 1997.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on November 5, 1997.

                           TB WOOD'S CORPORATION



                           By:      \s\PHILIP A. GARTON
                                    PHILIP A. GARTON
                                    Vice President-Finance/Corporate
                                    Controller (Principal Financial Officer
                                    and Principal Accounting Officer)