Form 10-K
period 1998-01-02
TB WOODS CORP
filed 1998-03-31
CIK 1000227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 2, 1998

Commission file number        1-14182
                           .............

                              TB Wood's Corporation
 ................................................................................
             (Exact name of registrant as specified in its charter)

Delaware                                                  25-1771145
 ..................................                   ....................
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

440 North Fifth Avenue, Chambersburg, PA                               17201
 ........................................................             ..........
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code   (717) 264-7161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                               Name of each exchange on
                                                      which registered
 ..................................          ....................................
Common Stock, $.01 par value                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price on March 16, 1998, was $65,530,916. On March 16, 1998, there were 5,859,286 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K.
                              TB WOOD'S CORPORATION
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


PART I ........................................................................3

  Item 1. Business ............................................................3
  Item 2. Properties ..........................................................8
  Item 3. Legal Proceedings ...................................................8
  Item 4. Submission of Matters to a Vote of Security Holders .................8

PART II .......................................................................9

  Item 5. Market for Registrant's Common Equity and Related
          Shareholder Matters .................................................9
  Item 6. Selected Financial Data ............................................10
  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operation .................................10
  Item 8. Financial Statements and Supplementary Data ........................14
  Item 9. Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure ................................34

PART III .....................................................................34

  Item 10. Directors and Executive Officers of the Registrant ................34
  Item 11. Executive Compensation ............................................34
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management ....................................................34
  Item 13. Certain Relationships and Related Transactions ....................34

PART IV ......................................................................34

  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K ...............................................34

SIGNATURES ...................................................................37

                                     PART I

Item 1.  Business

General

     TB Wood's Corporation (the "Company" or "TB Wood's") is an established designer, manufacturer and marketer of electronic and mechanical industrial power transmission products. The Company was incorporated in 1995. In January 1996, a subsidiary of the Company merged with TB Wood's Incorporated ("TBW"), a Pennsylvania Corporation that was formed in 1857, with TBW as the surviving corporation in the merger. The Company's products are sold to North American and international manufacturers and users of industrial equipment. Headquartered in Chambersburg, Pennsylvania, the Company operates eleven production facilities with over 1,100 employees in the United States, Canada, Mexico, Germany, and Italy.

Industry Overview

     The power transmission industry provides electronic and mechanical products and systems used in automated manufacturing and material processing activities that transfer power from a motor or engine to a machine. The power transmission industry consists of three product categories: mechanical power transmission components, gear boxes and electronic drives. The Company competes in the electronic drives and mechanical power transmission components product categories.

Products

     The Company designs, manufactures and markets electronic and mechanical power transmission products and systems. During 1997, 1996 and 1995, net sales for these product offerings were as follows:


                                                   1997                    1996                    1995
                                                   ----                    ----                    ----
                                        Net Sales          %    Net Sales          %    Net Sales          %
                                        ---------          -    ---------          -    ---------          -
Electronic power transmission
products and systems                        $44.0      35.5%        $32.9      32.1%        $34.2      33.4%
Mechanical power transmission
products and systems                         80.0      64.5%         69.6      67.9%         68.1      66.6%
                                      ------------ ---------- ------------ ---------- ------------ ----------
                                           $124.0     100.0%       $102.5     100.0%       $102.3     100.0%
                                      ------------ ---------- ------------ ---------- ------------ ----------

Electronic Product Offering

     The Company designs and manufactures Alternating Current ("AC") and Direct Current ("DC") electronic drives, AC motor soft starters and brakes, and integrated electronic drive systems which are marketed throughout North America and internationally. These products are used to start, stop, and control the speed of electric motors. The Company's standard AC electronic drive products, which represent most of its electronic drive product offering net sales, are programmable to meet the needs of general requirements with particular strengths in food processing, materials handling, packaging and general machinery applications. The Company's electronic products are designed to meet both North American and European standards. The Company's integrated electronic drive systems consist of uniquely configured AC and/or DC electronic drives, programmable logic controllers and in-house designed custom software. These systems are packaged in custom enclosures to meet the requirements of specific applications.

Mechanical Product Offering

     The Company's mechanical product offering includes a full line of stock and made-to-order products including V-belt drives, synchronous drives, open belted variable speed drives, a broad line of flexible couplings, as well as hydrostatic drives, mechanical clutches and brakes. These products are used in a variety of industrial applications to transmit power from motors and engines to machines. The primary markets for these products are the construction, oil field and specialized industrial machinery, food processing, material handling, pumps, compressors, mining, pulp and paper and agricultural equipment industries.

New Products

     Since 1993, the Company has introduced a significant number of new products. In 1993, the Company introduced the XFC E-trAC (registered trademark) micro-electronic drive product line to complement the WFC E-trAC (registered trademark), NEMA 4, AC Electronic drive product line. The Company introduced six new electronic products during the past five years, including the new WFCHT line of full-featured electronic drives that improve motor performance at low speeds, thereby expanding the applications for these products. The Company also extended its very successful line of XFC micro-inverters to 20 horsepower and the WFC inverters to 75 horsepower. The Company introduced a line of electronic drives for specific Original Equipment Manufacturer (OEM) applications that are more cost-effective than using a general purpose electronic drive, a series of 575 volt electronic drives for the Canadian market, a new DVC line of high-performance electronic drives for motor sizes up to 700 horsepower, and a new step-precision winding technology for electronic drive systems used in the synthethic fibers industry.

     During  the  last  five  years,   several  new  mechanical   products  (two
synchronous drives, one hydrostatic drive, and four couplings) have been introduced. The new mechanical products include the Dura-Flex (registerd trademark) coupling that expands the flexible coupling product line into higher performance applications. During 1997, the Company expanded its coupling product line by introducing axially-split and composite couplings.

Marketing and Distribution

     The Company markets its products in North America and internationally. In North America, the Company sells to selected, authorized, industrial distributors which resell the Company's products to industrial consumers and Original Equipment Manufacturers ("OEMs"). The Company also sells directly to OEMs. The Company's products are sold principally throughout North America and, to a lesser extent, internationally. The Company's marketing alliances include licensing agreements and distribution agreements with distributors and manufacturers which, in some cases, market the Company's products under private label agreements. The Company has a technical sales force of approximately 40 people and several specialized manufacturers' representatives.

     The  Company  operates  central   distribution   centers  in  Chambersburg,
Pennsylvania; Stratford, Ontario and Mexico City, Mexico and regional distribution centers in Atlanta, Georgia; Elk Grove, Illinois; Dallas, Texas; Los Angeles, California; Portland, Oregon; Montreal, Quebec, Edmonton, Alberta and Marienheide, Germany.

     Most  of  the  Company's   products  are  manufactured  to  maintain  stock
inventories, and on-time delivery is important, therefore order backlogs are generally less than one month's shipments.

Acquisitions

     TB Wood's seeks acquisitions that enhance product offerings, leverage fixed costs, and extend global reach. In April 1993, the Company acquired several lines of business including a flexible coupling and mechanical variable speed drive product line as well as two manufacturing facilities. In January 1994, the Company acquired Plant Engineering Consultants, Inc. ("PEC"), an integrated electronic drive systems manufacturer and marketer.

     In early 1996, the Company acquired Grupo Blaju S.A. de C.V., providing a leading market share position in belted drive components in Mexico and a strong and cost-effective Mexican manufacturing operation. In October 1996, the Company acquired the assets of Ambi-Tech Industries, Inc., a leading manufacturer of electronic brakes. Ambi-Tech provides an important electronic product extension, as well as new technical capability to support the Company's aggressive growth plans in the electronics business. In November 1996, the Company acquired certain assets of Deck Manufacturing, a producer of gear couplings. Deck provides a valuable addition to the Company's line of couplings, the fastest growing area of the Company's mechanical business. In May 1997 the Company acquired Graseby Controls Inc. located in Greensboro, North Carolina. Graseby Controls has a leading position in the machine tool spindle drive market with its well-established Volkmann (TM) brand of high frequency, AC drives. In December, 1997 the Company acquired Berges electronics GmbH headquartered in Marienheide, Germany with operations in Germany and Italy. Berges designs, manufactures and markets AC drives for the European markets.

     The Company uses strategic alliances to gain access to technology and products that can not be as easily or effectively obtained through internal development or acquisition and to expand international market penetration. Since 1993 the Company has entered into six strategic alliances, the most recent being TB Wood's Enertec Ltd. an electronic joint venture in India.

Customers

     The Company's products are consumed principally by industrial users. The Company's OEM customers include a number of Fortune 500 companies. The Company's distributor customers include, among others, Motion Industries and Kaman Industrial Technologies which are among the largest distributors in the industry. In addition, the Company's distributors also sell to OEMs. Management believes that the Company is one of the leading suppliers of power transmission products, based on sales volume, to its distributors. The Company's five largest customers accounted for approximately 30% of the Company's net sales in 1997. Motion Industries accounted for approximately 20% of the Company's total net sales in 1997 and has been a significant customer of the Company for more than 15 years.

Competition

     The power transmission industry is highly competitive. Competitive factors in the AC and DC electronic drive product categories include product performance, physical size of the product, tolerance for hostile environments, application support, availability and price. The Company's competitors in these product categories include large multi-national companies in North America, Europe and Asia, as well as many small, domestic niche manufacturers. The integrated electronic drive system market is driven by increased demand for greater speed and process control from end users. This market includes maintenance and replacement of existing systems, upgrades to existing systems and new capacity expansion. Competitive factors include process knowledge and engineering, software design, product durability and price. Major competitors in electronic products and systems include Control Techniques Drives, Inc./Emerson Electric Co. Inc., Asea Brown Boveri, Allen Bradley and Siemens Corp. The Company competes with several divisions of large industrial companies as well as many small to mid-sized independent companies in the mechanical product category. Competitive factors include availability, quality, price, size capability, engineering and customer support. The Company's most significant competitors in the mechanical product category include Dodge, Emerson Electric Co. Inc., Martin Sprocket and Gear, Rexnord Corp. and Lovejoy Industries Inc. Management believes there are no significant foreign competitors in the North American mechanical product category market because of a fragmented customer base, prohibitive freight costs as compared to selling price and difficult access to existing distribution channels.

Research and Development

     The Company's research and development efforts include the development of new products, the testing of products and the enhancement of manufacturing techniques and processes. The Company's annual expenditures for research and development (including royalties and payments to third parties) during the last three fiscal years have averaged 3.0% of net sales, with a higher percentage being spent on electronic products.

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

Employees

     As of January 2, 1998, the Company employed approximately 1,144 people. Approximately 30 of the Company's hourly employees located at its Stratford, Ontario facility are represented by the United Steelworkers of Canada pursuant to a collective bargaining agreement dated January 20, 1995 that expired on January 19, 1998. A new agreement is in effect as of January 20, 1998 and expires on January 19, 2001. Approximately 100 of the Company's employees located at its Mexico City, Mexico facility are represented by the National Metal Workers' Union of Mexico pursuant to a collective bargaining agreement that expired on January 31, 1998. A new agreement is in effect as of January 31, 1998 and expires on January 31, 1999.

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

     The Mt. Pleasant Facility is currently listed on Michigan's inactive hazardous waste site list pursuant to the Michigan version of CERCLA (formerly known as "Act 307", amended and recodified on June 5, 1995 as Part 201 of the Natural Resources and Environmental Protection Act ("Part 201")). The Mt. Pleasant Facility was first placed on the Michigan hazardous waste site list in 1991, when the Facility was owned by Dana Corporation. When the Company acquired the Mt. Pleasant Facility from Dana Corporation, the Asset Purchase Agreement dated March 31, 1993 (the "Asset Purchase Agreement") included an environmental indemnity provision. Pursuant to this provision, Dana Corporation agreed to indemnify the Company with respect to any environmental liabilities to the extent they arose out of environmental conditions first occurring on or before the closing date, including the presence or release of any hazardous substances at, in, or under the Mt. Pleasant Facility and with respect to the identification of the Mt. Pleasant Facility on the Michigan list of inactive hazardous waste sites. Dana Corporation has submitted a Remediation Plan to the Michigan Department of Environmental Quality ("MDEQ") with respect to the continued monitoring of the groundwater. The Company has not been notified by the Michigan Department of Natural Resources or any other governmental agency or person that it has any responsibility for investigating or remediating such environmental conditions. Although the Company has no reason to believe Dana Corporation cannot fulfill its remediation and indemnification obligations under the Asset Purchase Agreement, if Dana Corporation is unable to fulfill such commitments, then the Company may incur additional costs.

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

     Similarly, based upon the Company's experience to date, the Company believes that the future cost of currently anticipated compliance with existing environmental laws relating to waste water, hazardous waste and employee and community right-to-know should not have a material adverse effect on the Company's financial condition.


Item 2.  Properties

The Company owns and operates the following facilities:
          Location                                      Operations                                Sq. Feet
          --------                                      ----------                                --------
Chambersburg, Pennsylvania    Foundry production of iron, and manufacturing and engineering        440,000
                              of mechanical products. Central distribution, administrative offices and corporate headquarters.
Scotland, Pennsylvania        Manufacturing and engineering of electronic products.                 40,400
Trenton, Tennessee            Manufacturing of mechanical products.                                 60,000
Stratford, Ontario            Manufacturing of mechanical products.  Central distribution           46,000
                              and administrative offices for Canada.
San Marcos, Texas             Manufacturing and engineering of mechanical products.                *31,000
Mt. Pleasant, Michigan        Manufacturing of mechanical products.                                 30,000
Chattanooga, Tennessee        Manufacturing, engineering and sales of integrated electronic        56,000
                              drive systems. Headquarters of PEC.
Greensboro, North Carolina    Manufacturing and engineering of electronic products and              20,000
                              administrative offices for TB Wood's North Carolina.
Elk Grove, Illinois           Distribution center.                                                  21,700

*Includes certain leased space

     In addition, the Company leases manufacturing facilities in: Marienheide, Germany; Naturns, Italy; Mexico City, Mexico; distribution facilities in:
Dallas, Texas; Montreal, Quebec; Edmonton, Alberta; and fee warehouses in Los Angeles, California; Portland, Oregon; and Atlanta, Georgia.

Item 3.  Legal Proceedings

     The Company is a party to various lawsuits arising in the ordinary course of business. The Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

     The Company consummated the Initial Public Offering of its common stock on February 8, 1996 and its Common Stock is listed on the New York Stock Exchange. The high and low prices for the Common Stock, and dividends paid on Common Stock, during the period from February 8, 1996 though January 2, 1998 were as follows:

                             Sales Price            Dividends
                             -----------            ---------
      Fiscal Year 1997       High         Low       Paid in Cash
      ----------------       ----         ---       ------------
      1st quarter              $14.13     $10.75            $.08
      2nd quarter               16.50      12.75             .08
      3rd quarter               19.50      14.00             .08
      4th quarter               22.25      18.06             .08

      Fiscal Year 1996
      ----------------
      1st quarter             $12.125    $10.875            $.00
      2nd quarter              11.750      8.875             .08
      3rd quarter               9.875      8.250             .08
      4th quarter              11.750      7.625             .08

     On March 16, 1998, there were 161 registered shareholders of the Company's Common Stock, and the high and low sales prices for the Common Stock were $22.00 and $22.00, respectively. During fiscal year 1997, the Company paid total dividends of $.32 and declared total dividends of $.24 on the shares of its Common Stock. The declaration of any dividend, including the amount thereof, will be at the discretion of the Board of Directors of the Company, and will depend on the Company's then current financial condition, results of operations and capital requirements, and such other factors as the Board of Directors deems relevant.

Item 6.  Selected Financial Data

     The following tables set forth selected historical financial and operating data for the Company for each of the five years through fiscal year 1997 and have been derived from the Company's financial statements which have been audited by the Company's independent public accountants. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation".


     Effective fiscal year 1995, The Company changed its year end to the Friday closest to the last day of December. Fiscal year-ends are as follows:

                       1997               January 2, 1998
                       1996               January 3, 1997
                       1995             December 29, 1995


                             Selected Financial Data

(in thousands, except per share data)                                  Fiscal Year
-------------------------------------                                  -----------
                                                1997        1996         1995       1994        1993
                                                ----        ----         ----       ----        ----
Revenue and Income:
Net sales                                   $124,027    $102,505     $102,307    $95,315     $72,375

Gross profit                                  45,012      37,747       36,111     32,886      24,922
Operating income                              16,951      12,573       12,593      9,795       6,329
Net income, before one-time charges*           8,689       6,294        4,599      3,077       1,779
                                            --------    --------     --------    -------     -------
Cash Flow:
Cash provided by operations                  $16,829      $9,090       $9,214     $5,379      $5,647
Capital expenditures                           5,824       3,762        4,531      2,722       2,202
                                            --------    --------     --------    -------     -------
Assets and Liabilities:
Working capital**                            $27,682     $26,962      $26,160    $24,931     $19,815
Total assets                                  89,617      73,395       66,631     61,075      57,237
Total debt                                    26,539      22,227       41,463     42,661      42,900
Shareholders' equity (deficit)                23,606      16,875      (7,488)   (12,866)    (16,537)
                                            --------    --------     --------    -------     -------
Diluted Per Share Data:
Net income, before one-time charges*           $1.47       $1.12        $1.21       $.82        $.50
Cash dividends declared                          .24         .32            -          -           -
Cash dividends paid                              .32         .24            -          -           -
Book value                                      3.99        3.01       (1.97)     (3.43)      (4.64)
                                            --------    --------     --------    -------     -------

Weighted average shares outstanding            5,921       5,600        3,810      3,750       3,563

* Before $1,654 of one-time charges in 1996 related to the write-off of a noncompete agreement and the early retirement of debt related to the Initial Public Offering, $839 of one-time income in 1994 related to the sale of a product line, and $9,477 of net one-time charges in 1993 related to extraordinary income from the early repayment of debt and the cumulative effect of changes in the accounting for postretirement benefits.
** Working capital is defined as the sum of accounts receivable, inventory, and other current assets, less accounts payable and accrued expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Year Ended January 2, 1998, Compared to Year Ended January 3, 1997

     Net sales for fiscal 1997 increased to $124.0 million from $102.5 million in 1996, an increase of $21.5 million or 21.0%. The improvement was broad-based with sales from existing businesses increasing $15.8 million or 15.4% and sales from businesses acquired in late 1996 and 1997 contributing an additional $5.7 million.

     Gross profit increased to $45.0 million from $37.7 million in 1996, an increase of $7.3 million or 19.2%. Gross profit as a percent of net sales decreased to 36.3% from 36.8%, due primarily to shifts in product mix and higher costs of sales resulting from the integration of the recently acquired coupling business.

     Selling, general, and administrative ("SG&A") expense for fiscal 1997 increased to $28.1 million from $25.2 million in 1996, an increase of $2.9 million or 11.5%. SG&A expense as a percent of net sales decreased to 22.6% from 24.6%, primarily as a result of the significantly higher sales volume and implementation of cost reduction initiatives.

     Other expense for fiscal 1997 decreased to $2.5 million from $2.6 million in 1996, a decrease of $0.1 million or 4.2%. Interest expense, a component of total other expense, decreased to $1.7 million in 1997 from $2.0 million in 1996. This decrease was due primarily to lower borrowings in the first part of 1997. The effective tax rate for 1997 was 40.0%. Details of the provision for income taxes are discussed in Note 5 to the financial statements. In 1996, an extraordinary item of $1.3 million, net of tax, was related to early repayment of debt with the proceeds from the Initial Public Offering ("IPO").

     Net income for fiscal 1997 increased to $8.7 million from $6.3 million in 1996, before one-time charges, an increase of $2.4 million, or 38.1%.

Year Ended January 3, 1997, Compared to Year Ended December 29, 1995

     Net sales for fiscal 1996 increased to $102.5 million from $102.3 million in 1995, an increase of $0.2 million or 0.2%. The Company's overall 1996 sales, excluding sales from the three businesses acquired during the year, declined by approximately $2.3 million compared to 1995. This decline resulted primarily from reduced sales of electronic drive products to distributors who delayed purchases in anticipation of the Company's introduction of a higher performance series of electronic drives during the second half of 1996.

     Gross profit increased to $37.7 million from $36.1 million in 1995, an increase of $1.6 million or 4.5%. Gross profit as a percent of net sales increased to 36.8% from 35.3%, due primarily to productivity improvements and cost reductions resulting from the Company's capital expenditure and Total Quality Management programs.

     SG&A expense for fiscal 1996 increased to $25.2 million from $23.5 million in 1995, an increase of $1.7 million or 7.0%. SG&A expense as a percent of net sales increased to 24.6% from 23.0%. The increase in SG&A expense resulted primarily from increases in research and development and marketing expenses related to new product introductions in the Company's electronics business, as well as additional SG&A expenses from acquired operations.

     Other expense for fiscal 1996 decreased to $2.6 million from $4.9 million in 1995, a decrease of $2.4 million or 47.7%. This decrease was due primarily to lower interest costs as a result of debt repayment from the proceeds of the IPO, prepayment of a subordinated note at a discount, and reduced interest rates on the Company's revolving line of credit. Other expense included a $0.6 million write-off of a noncompete agreement. The effective tax rate for 1996 was 40.5%. Details of the provision for income taxes are discussed in Note 5 to the financial statements. An extraordinary item of $1.3 million, net of tax, was related to early repayment of debt with the proceeds from the IPO.

     Net income for fiscal 1996 was $4.6 million, unchanged from 1995. In 1996 net income before one-time charges, net of tax, increased by $1.7 million or 36.9% over 1995.

Liquidity and Capital Resources

     The Company's principal sources of funds are cash flow from operations and borrowings under the Company's revolving credit agreement. Cash provided from operations in 1997 was $16.8 million, an increase of $7.7 million over $9.1 million in 1996.

     Net cash used for investing activities during fiscal years 1997, 1996, and 1995 was $16.4 million, $9.2 million, and $6.4 million, respectively. The Company's investing activities were primarily acquisitions and capital expenditures. In 1997, the Company acquired the assets of Graseby Controls, Inc. and Berges electronic GmbH for a total of $9.9 million, net of acquired cash. In 1996, the Company acquired the assets of Deck Manufacturing Corp. and Ambi-Tech, Inc., and purchased the stock of Grupo Blaju S.A. de C.V. for a total of $3.7 million in cash and notes. Also in 1996, the Company purchased 21% of TB Wood's Canada Ltd. for $1.6 million to make the Company's Canadian operations a wholly owned subsidiary.

     Capital expenditures for fiscal years 1997, 1996, and 1995 were $5.8 million, $3.8 million, and $4.5 million, respectively. During the last three fiscal years, the Company has made significant capital investments in computer controlled surface mounts, production lines for populating semi-conductors onto circuit boards, computer numerically controlled ("CNC") machine tools, test and production equipment at the Company's foundry in Chambersburg, and equipment to improve and modernize plants acquired through recent purchases of businesses. In 1997, the Company purchased a $2.1 million facility for it's electronics systems business in Chattanooga, Tennessee. These capital expenditures reduce costs, improve product quality, and provide additional capacity for meeting the Company's growth objectives.

     In April 1997, the Company borrowed $2.6 million by issuing Variable Rate Demand Revenue Bonds, under the authority of The Industrial Revenue Board of the City of Chattanooga, to finance a new production facility for the electronics systems business. In 1997, the net proceeds from the new revolving credit facility were $2.3 million which included borrowings of approximately $5.0 and $5.7 million to finance the purchase of Graseby Controls, Inc. and Berges electronic GmbH, respectively. On February 8, 1996, the Company completed an Initial Public Offering of its Common Stock that raised approximately $22.5 million in aggregate gross proceeds for the Company. The proceeds, net of issuance costs of $19.8 million, were used to repay debt. The Company paid $1.9 million in dividends during 1997. The Company paid an $.08 per share dividend following the first, second, and third quarters of 1997, and declared an $.08 dividend on January 8, 1998, paid on January 30, 1998, to shareholders of record on January 16, 1998.

     The Company believes that it will have sufficient cash flow from operations and available borrowings to meet its future cash needs for interest, operating expenses, and capital expenditures.

Derivative Financial Instruments

     Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company's primary market risk exposures are interest rate risk and the risk of unfavorable movements in exchange rates between the U.S. dollar and each of the Mexican peso, Canadian dollar, German mark, and Italian lira. Monitoring and managing these risks is a continual process carried out by senior management. Market risk is managed based on an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company's financial advisors, both internal and external, provide ongoing advice regarding trends that affect management's assessment.

     The Securities and Exchange Commission has qualified Mexico as a highly inflationary economy under the provisions of SFAS No. 52. As of January 2, 1998, the remeasurement of the Mexico operation did not have a material effect on the Company's statement of operations.

Year 2000

     Based on a review of the implications of the Year 2000 on the Company, although final cost estimates have yet to be determined, management does not currently believe that the costs related to the Company's compliance with the Year 2000 issue will have material adverse effect on the Company's financial position, results of operations or cash flows. However, in the event that the Company or any of the Company's significant suppliers or customers experience disruptions due to the Year 2000 issue, the Company's operations could be adversely affected.

Recent Accounting Pronouncements

     In March 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share," ("EPS") which the Company adopted for the year ended January 2, 1998. Basic net EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic EPS. Diluted EPS is computed by dividing reported earnings available to common shareholders by weighted average shares and common equivalent shares outstanding. All prior year EPS amounts have been restated to conform to the provisions of SFAS 128.

     For the year ended January 2, 1998, the Company adopted Statement of Financial Accounting Standards No. 129 ("SFAS 129") "Disclosure of Information and Capital Structure". SFAS 129 requires disclosure of the pertinent rights and privileges of all securities other than ordinary common stock. The Company has disclosed such information in previous years' annual reports filed in Form 10-K.

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS 130"), "Reporting Comprehensive Income". The statement addresses the reporting and display of changes in equity that result from transactions and other economic events, excluding transactions with owners. Management has not evaluated the impact of this statement on the financial statements.

     During 1998, the Company plans to adopt Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". The statement addresses reporting of segment information. Management has not evaluated the impact of this statement on the financial statements.

Safe Harbor Statement

     Under the Private Securities Litigation Reform Act of 1995, except for the historical information contained herein, the matters discussed in this annual report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitve, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data
                                                                            Page

Report of Independent Public Accountants .....................................15

Consolidated Balance Sheets as of January 2, 1998 and
  January 3, 1997 ............................................................16

Consolidated Statements of Operations for the Years
  Ended January 2, 1998, January 3, 1997, and December 29, 1995 ..............17

Consolidated Statements of Changes in Shareholders'
  Equity (Deficit) for the Years Ended January 2, 1998,
  January 3, 1997, and December 29, 1995 .....................................18

Consolidated Statements of Cash Flows for the Years Ended
  January 2, 1998, January 3, 1997, and December 29, 1995 ....................19

Notes to Consolidated Financial Statements ...................................20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of TB Wood's Corporation:

     We have audited the accompanying consolidated balance sheets of TB Wood's Corporation (a Delaware corporation) and subsidiaries as of January 2, 1998, and January 3, 1997, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended January 2, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TB Wood's Corporation and subsidiaries as of January 2, 1998 and January 3, 1997 and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1998 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)(2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP
Atlanta, Georgia
January 30, 1998



                     TB Wood's Corporation And Subsidiaries
                           Consolidated Balance Sheets


(in thousands, except per share and share amounts)                                       1997          1996
--------------------------------------------------                                       ----          ----
ASSETS
Current Assets:
Cash and cash equivalents                                                              $2,552          $306
Accounts receivable, less allowances for doubtful accounts, discounts,
     and claims of $476 and $437 in 1997 and 1996, respectively                        20,174        15,518
Inventories:
     Finished goods                                                                    15,417        16,293
     Work in process                                                                    8,467         7,994
     Raw materials                                                                      6,073         3,755
     LIFO reserve                                                                      (3,819)       (4,057)
                                                                                     ---------     ---------
                                                                                       26,138        23,985
Other current assets                                                                      967         1,053
                                                                                     ---------     ---------
     Total current assets                                                              49,831        40,862
                                                                                     ---------     ---------
Property, Plant, and Equipment:
Machinery and equipment                                                                36,782        33,075
Land, buildings, and improvements                                                      11,100         8,577

                                                                                       47,882        41,652
Less accumulated depreciation                                                         (23,794)      (21,154)
                                                                                     ---------     ---------

                                                                                       24,088        20,498
Other Assets:
Deferred income taxes (Note 5)                                                          4,602         5,249
Goodwill, net of accumulated amortization of
     $1,123 and $958 in 1997 and 1996, respectively                                     9,122         4,603
Other                                                                                   1,974         2,183
                                                                                     ---------     ---------
     Total other assets                                                                15,698        12,035
                                                                                     ---------     ---------
                                                                                      $89,617       $73,395
                                                                                     =========     =========


Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt (Note 4)                                            $611          $520
Accounts payable                                                                        8,610         5,210
Checks outstanding                                                                      1,615         1,532
Accrued expenses (Note 3)                                                              10,987         8,384
Deferred income taxes (Note 5)                                                            729           539
                                                                                     ---------     ---------
     Total current liabilities                                                         22,552        16,185
Long-term debt, less current maturities (Note 4)                                       25,928        21,707
Postretirement benefit obligation, less current portion                                17,531        18,628
Commitments and Contingencies (Note 8)
Shareholders' Equity (Deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     no shares issued or outstanding                                                        0             0
Common stock, $.01 par value; 40,000,000 shares authorized, 5,859,286 issued
and
     5,849,772  outstanding in 1997, and 5,827,397 shares issued and                       58            58
outstanding in 1996
Common stock held in treasury at cost; 9,514 in 1997 and 0 in 1996                       (181)            0
Additional paid-in capital                                                             28,340        28,158
Accumulated deficit                                                                    (4,408)      (11,306)
Foreign currency translation adjustment                                                  (203)          (35)
                                                                                     ---------     ---------
     Total shareholders' equity                                                        23,606        16,875
                                                                                     ---------     ---------
                                                                                      $89,617       $73,395
                                                                                     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.




                     TB Wood's Corporation And Subsidiaries
                      Consolidated Statements of Operations

 (in thousands, except per share amounts)                                    1997         1996         1995
 ----------------------------------------                                    ----         ----         ----
Net sales                                                                $124,027     $102,505     $102,307
Cost of sales                                                              79,015       64,758       66,196
                                                                        ----------   ----------   ----------
     Gross profit                                                          45,012       37,747       36,111
Selling, general, and administrative expenses                              28,061       25,174       23,518
                                                                        ----------   ----------   ----------
     Operating income                                                      16,951       12,573       12,593
                                                                        ----------   ----------   ----------
Other expense:
     Interest expense and other finance charges                            (1,695)      (1,982)      (4,461)
     Other, net                                                              (773)        (593)        (467)
                                                                        ----------   ----------   ----------
          Other expense, net                                               (2,468)      (2,575)      (4,928)
                                                                        ----------   ----------   ----------
Income before provision for income taxes and extraordinary item            14,483        9,998        7,665
Provision for income taxes (Note 5)                                         5,794        4,053        3,066
                                                                        ----------   ----------   ----------
Income before extraordinary item                                            8,689        5,945        4,599
Extraordinary item, early extinguishment of debt
     (less related income tax benefit of $870)                                  0       (1,305)           0
                                                                        ----------   ----------   ----------
Net income                                                                 $8,689       $4,640       $4,599
                                                                        ==========   ==========   ==========

Per share of common stock:
 Basic:
     Income before extraordinary item                                       $1.49        $1.08        $1.36
     Extraordinary item                                                       .00         (.24)         .00
                                                                        ----------   ----------   ----------
Net income per common share                                                 $1.49         $.84        $1.36
                                                                        ----------   ----------   ----------
Weighted average shares of common stock                                     5,833        5,520        3,375
                                                                        ==========   ==========   ==========

Diluted:
     Income before extraordinary item                                       $1.47        $1.06        $1.21
     Extraordinary item                                                       .00         (.23)         .00
                                                                        ----------   ----------   ----------
Net income per common share                                                 $1.47         $.83        $1.21
                                                                        ==========   ==========   ==========
Weighted average shares of common stock
     and equivalents outstanding                                            5,921        5,600        3,810
                                                                        ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                    TB Wood's Corporation And Subsidiaries
                       Consolidated Statements of Changes in Shareholders' Equity (Deficit)


                                                                                                                      Foreign
                                                                                    Additional                       Currency
                                               Common                   Treasury       Paid-In       Accumulated  Translation
(in thousands)                                  Stock     Warrants         Stock       Capital   Equity(Deficit)   Adjustment
--------------                                  -----     --------         -----       -------   ---------------   ----------

Balance, December 31, 1994                        $33         $500            $0        $5,429          $(18,693)       $(135)
Net income                                          0            0             0             0             4,599            0
Stock option compensation                           0            0             0           675                 0            0
Foreign currency translation adjustment             0            0             0             0                 0          104
                                                ------       ------        ------      --------        ----------      -------

Balance, December 29, 1995                         33          500             0         6,104           (14,094)         (31)
Net income                                          0            0             0             0             4,640            0
Issuance of stock in connection with            ------       ------        ------      --------        ----------      -------
the
     Initial Public Offering                       20            0             0        19,803                 0            0
Investment in Wood's-Canada                         0            0             0        (1,600)                0            0
Exercise of warrants                                4         (500)            0           500                 0            0
Gain on repayment of subordinated note              0            0             0         2,992                 0            0
Dividends declared                                  0            0             0             0            (1,852)           0
Stock option compensation and proceeds
from
     options exercised                              1            0             0           359                 0            0
Foreign currency translation adjustment             0            0             0             0                 0           (4)
                                                ------       ------        ------      --------        ----------      -------

Balance, January 3, 1997                           58            0             0        28,158           (11,306)         (35)
Net income                                          0            0             0             0             8,689            0
Stock issuance for 401k plan                        0            0             0           100                 0            0
Dividends declared                                  0            0             0             0            (1,400)           0
Stock option compensation and proceeds
from
     options exercised                              0            0            95            82                 0            0
Treasury stock, net                                 0            0          (276)            0              (391)           0
Foreign currency translation adjustment             0            0             0             0                 0         (168)
                                                ------       ------        ------      --------        ----------      -------

Balance, January 2, 1998                          $58           $0         $(181)      $28,340           $(4,408)       $(203)
                                                ======       ======       =======      ========          ========        =====



The accompanying notes are an integral part of these consolidated financial statements.


                                       TB Wood's Corporation And Subsidiaries
                                        Consolidated Statements of Cash Flows

(in thousands)                                                               1997           1996           1995
--------------                                                               ----           ----           ----

Cash Flows from Operating Activities:
Net income                                                                 $8,689         $4,640         $4,599
                                                                          --------       --------       --------
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
     activities:
     Depreciation and amortization                                          4,097          3,427          3,618
     Deferral of interest and management fees payable to                        0            288          1,152
affiliates
     Change in deferred income taxes, net                                     837         (1,095)           205
     Stock option compensation expense                                        101            140            675
     Net loss (gain) on sale of assets                                         10            (44)             0
     Write-off of noncompete agreement                                          0            563              0
     Extraordinary loss on early extinguishment of debt, net                    0          1,305              0
     Changes in working capital, net of effects of acquisitions:
          Accounts receivable                                                (173)          (854)          (115)
          Inventories                                                       1,876         (1,615)        (1,612)
          Prepaid expenses and other current assets                          (227)          (751)           (34)
          Accounts payable                                                  1,531            631           (467)
          Accrued and other liabilities                                        88          2,455          1,193
                                                                          --------       --------       --------
               Total adjustments                                            8,140          4,450          4,615
                                                                          --------       --------       --------
               Net cash provided by operating activities                   16,829          9,090          9,214
                                                                          --------       --------       --------
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired                                         (9,914)        (2,920)             0
Capital expenditures                                                       (5,824)        (3,762)        (4,531)
Purchase of minority interest in subsidiary                                     0         (1,600)             0
Proceeds from sales of fixed assets                                            65            128             44
Other, net                                                                 (1,003)        (1,004)        (1,915)
                                                                          --------       --------       --------
     Net cash used in investing activities                                (16,676)        (9,158)        (6,402)
                                                                          --------       --------       --------
Cash Flows from Financing Activities:
Change in checks outstanding                                                   83           (516)          (383)
Repayments of subordinated note and associated taxes                            0        (13,094)             0
Proceeds from (repayments of ) long-term debt, net                          2,003        (14,564)        (2,131)
Repayments of original revolving credit facility, net                           0        (10,721)          (313)
Proceeds from new revolving credit facility, net (Note 4)                   2,300         20,200              0
Proceeds from public sale of common stock                                       0         19,823              0
Payment of dividends                                                       (1,866)        (1,386)             0
Proceeds from issuance of stock upon option exercise                           17            219              0
Treasury Stock                                                               (276)             0              0
                                                                          --------       --------       --------
     Net cash provided by (used in) financing activities                    2,261            (39)        (2,827)
                                                                          --------       --------       --------
Effect of changes in foreign exchange rates                                  (168)            (4)           103
                                                                          --------       --------       --------
Net increase(decrease) in cash and cash equivalents                         2,246           (111)            88
Cash and cash equivalents at beginning of year                                306            417            329
                                                                          ========       ========       ========
Cash and cash equivalents at end of year                                   $2,552           $306           $417
                                                                          ========       ========       ========

Income taxes paid during the year                                          $6,307         $5,409         $2,140
                                                                          ========       ========       ========
Interest paid during the year                                              $1,573         $2,040         $2,868
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

                     TB Wood's Corporation And Subsidiaries
                   Notes To Consolidated Financial Statements
               (in thousands, except per share and share amounts)

1.    NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

     TB Wood's Corporation and Subsidiaries (collectively, "Wood's" or the "Company") is an established designer, manufacturer, and marketer of electronic and mechanical industrial power transmission products which are sold to domestic and international manufacturers and users of industrial equipment. Principal products of TB Wood's Incorporated ("Wood's-U.S."), a wholly owned subsidiary of TB Wood's Corporation, include electronic drives, integrated electronic drive systems, mechanical belted drives, and flexible couplings. Plant Engineering Consultants, Inc. ("PEC"), a wholly owned subsidiary of Wood's-U.S., manufactures integrated electronic drive systems. TB Wood's Canada, Ltd. ("Wood's-Canada" {Note 9}) and TB Wood's Mexico, S.A., de C.V. ("Wood's-Mexico" {Note 9}), wholly owned subsidiaries of Wood's-U.S., manufacture and market mechanical industrial power transmission products and act as distributors for electronic and mechanical products manufactured by the domestic operations of Wood's-U.S. TB Wood's North Carolina ("Wood's-NC" {Note 9}), a wholly owned subsidiary of Wood's-U.S., manufactures and markets Volkmann (TM) brand of high-frequency AC drives, other AC drives, Ambi-Tech brand and other electronic brakes and Soft Starts. Berges electronic GmbH ("Berges" {Note 9}), a wholly owned subsidiary of Wood's-U.S., designs, manufactures and markets its own line of AC drives for the European market and acts as the European distributor for electronic products manufactured by the domestic operations of Wood's-U.S. To allow for more timely consolidation and reporting, Berges' operations will be reported beginning in fiscal 1998 using a fiscal year starting December 1997 and ending December 1998. Wood's-U.S. was organized in 1857 and was incorporated in Pennsylvania in 1906.

     The accompanying consolidated financial statements include the accounts of TB Wood's Corporation and its wholly owned subsidiaries. The minority interest in Wood's-Canada, purchased by Wood's-U.S. in connection with the Initial Public Offering ("Offering" {Note 9}), was not separately classified in the accompanying financial statements for 1995 because the minority owners were the same individuals who owned the common stock of Wood's-U.S. All significant intercompany balances and transactions have been eliminated.

Year-End

           Fiscal year-ends are as follows:
                    1997                     January 2, 1998
                    1996                     January 3, 1997
                    1995                   December 29, 1995

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash

     At January 2, 1998, $420 of cash is restricted, under the Variable Rate Demand Revenue Bonds (Note 4). This cash may be used for building renovations, improvements or other capital expenditures related to the new production facility for the electronics systems business. The funds will be used to repay the bonds if not spent prior to April 1999.

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

Inventories

     Wood's-U.S., PEC, and Wood's-NC inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method. Wood's-Canada, Wood's-Mexico, and Berges inventories are stated at the lower of cost or market using the first-in, first-out method. Market is defined as net realizable value. Cost includes raw materials, direct labor, and manufacturing overhead. Approximately 78% and 90% of total inventories were valued using the LIFO method at January 2, 1998 and January 3, 1997, respectively.

Self-Insurance

     The Company maintains workers' compensation insurance policies, which have the potential for retrospective premium adjustments, and a partially self-insured group health insurance policy, which is subject to specific retention levels. Insurance administrators assist the Company in estimating the fully developed workers' compensation liability and group health insurance reserves which are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims. The Company has issued letters of credit totaling $950 to cover incurred claims and other costs related to the workers' compensation policy.

Foreign Currency Translation

     The financial statements of Wood's-Canada, Wood's-Mexico and the balance sheet of Berges have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Translation adjustments, which result from the process of translating financial statements into U.S. dollars, are accumulated as a separate component of shareholders' equity(deficit). Exchange gains and losses resulting from foreign currency transactions, primarily intercompany sales of products between Wood's-U.S., Wood's-Canada and Wood's-Mexico, are included in other expense in the accompanying statements of operations and are not material. The Securities and Exchange Commission has qualified Mexico as a highly inflationary economy under the provisions of SFAS No. 52. As of January 2, 1998, the remeasurement of the Mexico operation did not have a material effect on the Company's statement of operations.

Goodwill

     The excess of cost over the net assets acquired ("Goodwill") is being amortized on a straight-line basis over a period of 40 years. Goodwill relates to the acquisition of the Company in 1986 and the acquisition of certain businesses and product lines (Note 9).

Long-Lived Assets and Intangible Assets

     The Company reviews the carrying values assigned to long-lived assets and certain identifiable intangible assets based on expectations of undiscounted future cash flows and operating income generated by the long-lived assets or the tangible assets underlying certain identifiable intangible assets in determining whether the carrying amount of such assets is recoverable.

Shareholders' Equity

     In 1996, the board of directors authorized, subject to certain business and market conditions, the purchase of up to 200,000 of the Company's common shares. At January 2, 1998 the number of treasury shares purchased under this authorization was 20,100 and the number of treasury shares issued to employees under option and purchase plans was 4,436 and under the 401(k) profit sharing plan was 6,150.

     The Company's Employee Stock Purchase Plan ("ESPP") enables employees of the Company to subscribe for shares of common stock on quarterly offering dates at a purchase price which is the lesser of 90% of the fair market value of the shares on the first day or the last day of the quarterly period. Employee contributions to the ESPP were $63 for 1997. Pursuant to the ESPP, 4,436 shares were issued to employees during 1997. At the annual meeting on March 10, 1997, the Company's shareholders approved the reservation of 500,000 shares to be issued under the ESPP. As of January 2, 1998, 495,564 shares are available for future issuances.

Fair Value of Financial Instruments

     The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt and deferred compensation amounts approximate carrying value and are based on their effective interest rates compared to current market rates.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Sales

     The Company's five largest customers accounted for approximately 30%, 29%, and 28% of net sales for fiscal years 1997, 1996, and 1995, respectively. Of these customers, one accounted for approximately 20% of net sales for the year ended January 2, 1998. The loss of one or more of these customers could have an adverse effect on the Company's performance and operations. Export sales accounted for 17.0%, 17.7%, and 14.7% of total sales in fiscal years 1997, 1996, and 1995, respectively. Intercompany transactions are consummated on terms equivalent to those that prevail in arms-length transactions. Information regarding the Company's domestic and foreign operations is as follows:

                          United       Wood's-                      Foreign
                          States        Canada        Berges         Other       Eliminations     Consolidated
                          ------        ------        ------         -----       ------------     ------------

Year ended
January 2, 1998
Net Sales                  $122,613       $14,134            $0         $2,747        $(15,467)         $124,027
Operating Profit             16,068           740             0            143               0            16,951
Identifiable Assets          95,101         5,221        10,636          2,220         (23,561)           89,617

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

Net Income Per Share

     In March 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share," ("EPS") which the Company adopted for the year ended January 2, 1998. Basic net EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic EPS. Diluted EPS is computed by dividing reported earnings available to common shareholders by weighted average shares and common equivalent shares outstanding. All prior year EPS amounts have been restated to conform to the provisions of SFAS 128.



         The computation of weighted average shares outstanding and net income per share are as follows:

(in thousands, except per share data)                                       1997          1996         1995
-------------------------------------                                       ----          ----         ----
Weighted average shares outstanding
Common shares outstanding for basic EPS                                    5,833         5,520         3,375
Shares issued upon assumed exercise of outstanding warrants                    0             0           375
Shares issued upon assumed exercise of outstanding stock options              88            80            60
                                                                         --------      --------      --------
Weighted average number of common and common equivalent shares
outstanding                                                                5,921         5,600         3,810
                                                                         --------      --------      --------

Income before extraordinary item                                          $8,689        $5,945        $4,599
Extraordinary item                                                             0        (1,305)            0
                                                                         --------      --------      --------
Net  income                                                               $8,689        $4,640        $4,599
                                                                         ========      ========      ========


Basic net income per common share:
Before extraordinary item                                                  $1.49         $1.08         $1.36
Extraordinary item                                                          0.00         (0.24)         0.00
                                                                         --------      --------      --------
Net Income                                                                 $1.49          $.84         $1.36
                                                                         ========      ========      ========

Diluted net income per common share:
Before extraordinary item                                                  $1.47         $1.06         $1.21
Extraordinary item                                                          0.00         (0.23)         0.00
                                                                         --------      --------      --------
Net Income                                                                 $1.47          $.83         $1.21
                                                                         ========      ========      ========

     Effective in 1997, the Company adopted Statement of Financial Accounting Standards No. 129 ("SFAS 129") "Disclosure of Information and Capital Structure". SFAS 129 requires disclosure of the pertinent rights and privileges of all securities other than ordinary common stock. The Company has disclosed such information in previous years' annual reports filed in Form 10-K.

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The statement addresses the reporting and display of changes in equity that result from transactions and other economic events, excluding transactions with owners. Management has not evaluated the impact of this statement on the financial statements.

     In 1998, the Company plans to adopt Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". The statement addresses reporting of segment information. Management has not evaluated the impact of this statement on the financial statements.

Reclassifications

     Certain prior period amounts have been reclassified to conform with the current period presentation.

3.     ACCRUED EXPENSES

Components of accrued expenses were as follows:

                                                     1997               1996
                                                     ----               ----

Accrued payroll and other compensation             $3,428             $2,619
Other accrued liabilities                           6,352              4,525
Accrued workers' compensation                       1,207              1,240
                                                 ---------           --------
Total                                             $10,987             $8,384
                                                 =========           ========



4.     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:
                                                     1997               1996
                                                    ----               ----

Unsecured revolving line of credit                $22,500            $20,200
Capital lease obligations                              35                307
Industrial revenue bond                             2,550                  0
Other                                               1,454              1,720
                                                 ---------           --------
                                                   26,539             22,227
Less current maturities                              (611)              (520)
                                                 =========           ========
                                                  $25,928            $21,707
                                                 =========           ========


Aggregate future maturities of long-term debt and capital lease obligations as of January 2, 1998 are as follows:

     1998                                            $611
     1999                                             306
     2000                                             279
     2001                                             225
     2002                                          22,568
     Thereafter                                     2,550
                                                 ---------
                                                  $26,539
                                                 =========

     On July 18, 1996, the Company repaid principal of approximately $16,674 on a junior subordinated note payable to a company formerly related by common ownership for approximately $10,677. The gain on extinguishment of $2,992, net of tax, is reflected as a component of shareholders' equity.

     In connection with the proceeds received from the Offering of the Company's common stock (Note 9), the Company repaid a term loan with Fleet, a debt agreement with USL, and a portion of a revolver loan with Fleet. An extraordinary loss of approximately $1,305, net of taxes, was incurred in the first quarter 1996 as a result of the repayment of certain indebtedness.

     On October 10, 1996, the Company entered into a $40,000 unsecured revolving credit facility arranged by PNC Bank, N.A. The Company used the proceeds of the credit facility to repay the balance of a revolver loan with Fleet. The Company realized an initial rate reduction of approximately 50 basis points with future rates based on the ratio of total indebtedness to EBITDA, as defined. The loan agreement contains numerous restrictive financial covenants which require the Company to comply with certain financial tests, including, among other things, maintaining minimum tangible net worth, as defined, and maintaining certain specified ratios. The loan agreement also contains other restrictive covenants which include, among other things, restrictions on outside investments and restrictions on capital expenditures.

     In April 1997, the Company borrowed $2.6 million by issuing Variable Rate Demand Revenue Bonds, under the authority of The Industrial Revenue Board of the City of Chattanooga, to finance the new production facility for the electronics systems business.

The gross proceeds from (repayments of) the revolving credit facilities are as follows:

                                           1997          1996           1995
                                           ----          ----           ----

Proceeds from the Fleet
     revolving credit facility               $0       $88,507       $100,977
Repayments of Fleet
     revolving credit facility                0       (99,228)      (101,290)
Proceeds from the PNC
     revolving credit facility           46,400        32,900              0
Repayments of the PNC
     revolving credit facility          (44,100)      (12,700)             0


5.     INCOME TAXES

         The components of the provision (benefit) for income taxes are shown below:
                                           1997          1996          1995
                                           ----          ----          ----

Current:

     Federal and state                   $4,365        $4,407        $2,837
     Foreign                                592           442            24
                                        --------      --------      --------
                                          4,957         4,849         2,861
                                        --------      --------      --------
Deferred:
     Federal and state                      837          (796)          203
     Foreign                                  0             0             2
                                        --------      --------      --------
                                            837          (796)          205
                                        --------      --------      --------
Provision for income taxes               $5,794        $4,053        $3,066
                                        ========      ========      ========


     Under SFAS No. 109, deferred tax assets or liabilities at the end of each period are determined by applying the current tax rate to the difference between the financial reporting and income tax bases of assets and liabilities. The deferred tax provision (benefit) is determined based on changes in deferred tax items exclusive of deferred tax implications of the early extinguishment of debt and reclassifications between deferred and current taxes.

The components of deferred income taxes are as follows:

                                                        1997            1996
                                                        ----            ----

Deferred income tax liabilities:

Book basis in property over tax basis                 $(2,163)       $(1,536)
LIFO inventory basis differences                       (3,046)        (3,127)
Other                                                  (1,085)          (964)
                                                     ---------      ---------
Total deferred income tax liabilities                  (6,294)        (5,627)
                                                     ---------      ---------
Deferred income tax assets:
Postretirement benefits not
     currently deductible                               7,212          7,652
Accrued liabilities not currently deductible            1,498          1,394
Allowance for doubtful accounts and
     inventory reserves                                   825            662
Stock option compensation not
     currently deductible                                 106            326
Other                                                     526            303
                                                     ---------      ---------
Total deferred income tax assets                       10,167         10,337
                                                     ---------      ---------
Net deferred income tax asset                          $3,873         $4,710
                                                     =========      =========


     A reconciliation of the provision for income taxes at the statutory federal income tax rate to the Company's tax provision as reported in the accompanying statements of operations is shown below:

                                              1997        1996        1995
                                              ----        ----        ----

Federal statutory income tax                $4,924      $3,399      $2,606
State income taxes, net of
     federal income tax benefit                651         456         460
Changes in the valuation
     allowance                                   0           0        (112)
Other, net                                     219         198         112
                                           --------    --------    --------
                                            $5,794       $4,05      $3,066
                                           ========     =======    ========



     In 1997, 1996, and 1995, earnings before income taxes included $1,259, $884, and $283, respectively, of earnings generated by the Company's foreign operations. No federal or state income taxes have been provided on such earnings, since undistributed earnings have been reinvested and are not expected to be remitted to the parent company.

     In September 1997, the Internal Revenue Service completed its review of the Company's 1993, 1994, and 1995 federal income tax returns. The review did not have a material effect on operations.

6.     BENEFIT PLANS

Compensation Plans

     Wood's maintains a discretionary compensation plan for its salaried and hourly employees which provides for incentive awards based on certain levels of earnings, as defined. Amounts awarded under the plan and charged to expense in the accompanying statements of operations were $2,002, $1,664, and $1,443 for fiscal years 1997, 1996, and 1995, respectively.

Profit-Sharing Plans

     Since January 1, 1988, the Company has maintained a separate defined contribution 401(k) profit-sharing plan covering all salaried and nonproduction unit domestic hourly employees. Under this plan, the Company matches a specified percentage of each eligible employee's contribution. Amounts contributed by the Company under this profit-sharing plan were approximately $530, $500, and $500, for fiscal years 1997, 1996, and 1995, respectively. In addition, the Company has other noncontributory profit-sharing plans covering its eligible production employees and Canadian employees for which $37, $40, and $41, were charged to expense for the fiscal years 1997, 1996, and 1995, respectively.

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

     The Company adopted a 1996 Stock-Based Incentive Compensation Plan (the "1996 Plan"), the purpose of which is to assist the Company in attracting and retaining valued personnel by offering them a greater stake in the Company's success and a closer identity with the Company and to encourage ownership of the Company's common stock by such personnel.

     The 1996 Plan is administered by a committee designated by the board of directors (the "Committee"). The aggregate maximum number of shares of common stock available for awards under the 1996 Plan is 500,000, subject to adjustment to reflect changes in the Company's capitalization. Awards under the 1996 Plan may be made to officers and key employees of the Company. No awards can be made under the 1996 Plan after January 31, 2006.

     The Committee may grant shares of common stock in the form of either deferred stock or restricted stock, as defined in the 1996 Plan. Options granted under the 1996 Plan may be either incentive stock options ("ISOs") or nonqualified stock options. ISOs are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Unless an option is specifically designated at the time of grant as an ISO, options under the 1996 Plan will be nonqualified. The exercise price of the options will be determined by the Committee. The maximum term of an option or Stock Appreciation Rights ("SAR") granted under the 1996 Plan shall not exceed ten years from the date of grant or five years from the date of grant if the recipient on the date of grant owns, directly or indirectly, shares possessing more than 10% of the total combined voting power of all classes of stock of the Company. No option or SAR may be exercisable sooner than six months from the date the option or SAR is granted.

     In June 1997, the Company granted 46,250 options at an option price of $14.00 per share and 92,500 at an option price of $23.00. The options vest evenly over a three-year period from the grant date. The options may be exercised as they vest. The $14.00 options expire ten years from the grant date, and the $23.00 options expire five years from the grant date.

     As of January 2, 1998, 143,063 options have been exercised and 135,189 are exercisable under the above plans at prices ranging from $2.52 to $7.74.

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

     The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options amended during 1995 and granted during 1997 using the Black Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                    1997        1995
                                                    ----        ----

Risk free interest rate                             5.5%        5.7%
Expected lives                                  10 years     4 years
Expected volatility                                31.3%       33.0%
Dividend yield                                      2.3%          0%

     The total value of the options granted in 1997 was $265, which would be amortized over the vesting period. The total value of the options amended during the year ended December 29, 1995 was $975, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net income and pro forma net income per share for the fiscal years 1997, 1996, and 1995 would have been as follows:

                                            1997        1996        1995
                                            ----        ----        ----
Net income as reported                    $8,689      $4,640      $4,599

Pro forma                                  8,646       4,629       4,575

EPS as reported
     Basic                                  1.49         .84        1.36
     Diluted                                1.47         .83        1.21
Pro forma
     Basic                                  1.48         .84        1.36
     Diluted                                1.46         .83        1.20


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

                                                         1997        1996
                                                         ----        ----

Accumulated postretirement benefit obligation:
Retirees                                               $4,326      $4,061
Fully eligible active plan participants                   999         938
Other active participants                               1,572       1,474
                                                     ---------   ---------
Total obligation                                        6,897       6,473
Unrecognized prior service gain
     and actuarial gains                               11,134      12,655
                                                    ----------   ---------
Postretirement benefit obligation                     $18,031     $19,128
                                                     =========   =========

Discount rate                                           7.75%       7.75%
                                                    ----------   ---------
Initial health care cost trend                          8.00%       8.00%
                                                    ----------   ---------
Ultimate health care cost trend rate                    5.00%       5.00%
                                                    ----------   ---------
Year ultimate health care cost
     trend rate reached                                  2004          2004
                                                    ----------    ----------

     The health care cost trend rate has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate by 1.0% for each year would increase the APBO as of January 2, 1998 by approximately $950 and the aggregate of service and interest costs components of net periodic postretirement benefit cost for fiscal year 1997 by approximately $135.

Net periodic postretirement benefit costs include the following components:

                                                            1997        1996
                                                            ----        ----

Service cost                                                $185        $140
Interest cost                                                483         762
Amortization                                              (1,521)       (475)
                                                          -------     -------
Net benefit (income) cost                                  $(853)       $427
                                                          =======     =======

     In 1997, the Company changed the remaining amortization period for the unrecognized prior service cost from 14.4 years to 5.4 years.

7.     TRANSACTIONS WITH AFFILIATE

     Prior to the Offering (Note 9), the Company had a management services agreement and aircraft use agreement. The Company paid The NTC Group, Inc. an aggregate of $36 and $400 in fiscal years 1996 and 1995, respectively.

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

Operating Lease Commitments

     The Company leases office space, office equipment, and other items under noncancelable operating leases. The expense for noncancelable operating leases was approximately $642, $600, and $582, for fiscal years 1997, 1996, and 1995, respectively. At January 2, 1998, future minimum lease payments under noncancelable operating leases are as follows:

     1998                                            $418
     1999                                             260
     2000                                              63
     2001                                              20
     2002 and thereafter                               12
                                                    ------
                                                     $773
                                                    ======

9.     ACQUISITIONS, MERGER AND PUBLIC OFFERING

Acquisitions

     In February 1996, the Company exercised an option to purchase the outstanding shares of Grupo Blaju, S.A., de C.V. (subsequently renamed TB Wood's Mexico, S.A., de C.V.) and its subsidiaries for approximately $458, including legal and professional fees. There was no goodwill associated with the purchase.

     In October 1996, the Company purchased the assets of Ambi-Tech Industries, Inc., a leading manufacturer of electronic brakes for electric motors, for approximately $991 cash, including legal and professional fees, and an $800 note payable at 7% interest. Principal is due in five annual installments of $160 beginning September, 1997. Goodwill associated with the purchase is being amortized over 40 years using the straight-line method (Note 2).

     In November 1996, the Company acquired certain assets of Deck Manufacturing Corp., an established designer and manufacturer of industrial disc and gear couplings, for approximately $1,471 cash, including legal and professional fees. Goodwill associated with the purchase is being amortized over 40 years using the straight-line method (Note 2). The Company also loaned Deck $400 which is secured by the excess accounts receivable and the inventory not acquired. The note receivable is included in other assets.

     In May 1997, the Company purchased the stock of Wood's-NC, formerly Graseby Controls, Inc., a subsidiary of Graseby plc, for cash of approximately $5,000. Wood's-NC manufactures and sells industrial AC Drives, including the Volkmann
(TM) brand of high frequency AC drives, electronic brakes, and Soft Starts. Goodwill associated with the purchase is being amortized over 40 years using the straight-line method (Note 2).

     In November 1997, the Company purchased the stock of Berges electronics GmbH, for cash of approximately $1,480 and assumed liabilities of $4,765. Berges designs, manufactures, and markets its own line of AC inverters for the European market and sells TB Wood's inverters on a private label basis. Goodwill associated with the purchase is being amortized over 40 years using the straight-line method (Note 2).

     The   acquisitions  of  Wood's-NC  and  Berges  are  not  material  to  the consolidated financial statements. Accordingly, pro forma results of operations for the year ended January 2, 1998 have not been presented.

Merger

     In January 1996, the Company completed a merger (the "Merger") in contemplation of an Initial Public Offering of the Company's common stock. Pursuant to the Merger, a subsidiary of a newly formed holding company merged with Wood's-U.S., with Wood's-U.S. as the surviving corporation. In the Merger, the shareholders of Wood's-U.S. received three shares of the holding company's stock in exchange for each share of Wood's-U.S. stock. The financial statements of the Company prior to January 1996 have been restated to include the effects of the Merger.

Initial Public Offering

     Effective February 8, 1996, the Company completed an Offering of its common stock that raised approximately $22,478 in aggregate gross proceeds for the Company. The net proceeds (after deducting issuance costs) of approximately $19,823 from the Offering were used to repay $4,767 of the Fleet Term Loan, $5,203 of the Senior Fleet Revolver Loan, and $10,000 of the USL Fixed and Floating Rate Notes ("USL"). In addition, the Company paid approximately $616 to USL. In conjunction with the Offering, USL redeemed warrants to purchase 375,000 shares of the Company's stock, which were included in the shares of common stock issued by selling shareholders. The Company also purchased the remaining 21.0% interest of Wood's-Canada held by the shareholders of Wood's-U.S. for approximately $1,600.

     The effects of interest and other charges in fiscal 1996, prior to the Offering, are not material to the consolidated financial statements. Accordingly, pro forma results of operations for the year ended January 3, 1997 have not been presented.

10.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         Fiscal Quarters
1997                                           First        Second        Third        Fourth
----                                           -----        ------        -----        ------

Sales                                        $30,489       $31,739      $31,257       $30,542
Gross profit                                  10,951        11,507       11,487        11,067
Gross profit %                                  35.9%         36.3%        36.8%         36.2%
Net income                                     2,137         2,145        2,199         2,208
Basic net income per share                      0.37          0.37         0.38          0.38
Diluted net income per share                    0.36          0.36         0.37          0.37

Dividends declared                               .00           .08          .08           .08
Dividends paid                                   .08           .08          .08           .08


1996                                           First        Second        Third        Fourth
----                                           -----        ------        -----        ------

Sales                                        $23,813       $25,107      $25,849       $27,736
Gross profit                                   8,892         9,190        9,324        10,341
Gross profit %                                  37.3%         36.6%        36.1%         37.3%
Income before
     extraordinary item                          933 (1)     1,515        1,684         1,813
Basic net income per share
     before extraordinary item                   .20 (1)       .26          .29           .31
Basic net income (loss) per share               (.08)          .26          .29           .31

Diluted net income per share
     before extraordinary item                   .19 (1)       .26          .29           .31
Diluted net income (loss) per share             (.08)(2)       .26          .29           .31
Dividends declared                                 -           .08          .08           .16
Dividends paid                                     -           .08          .08           .08

--------------------------------------------
(1) Includes a nonrecurring charge of $349 ($.07 per share) net of taxes, related to the write-off of a noncompete agreement in February 1996.
(2) Includes extraordinary charges of $1,305 ($.27 per share), net of taxes, for the early repayment of debt related to the Offering of stock in February 1996.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information called for by this item regarding directors and executive officers is set forth in the Company's definitive Proxy Statement for the 1998 Annual Meeting in the sections entitled "Election of Directors", "Management" and "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference.

Item 11. Executive Compensation

     The information called for by this item is set forth in the Company's definitive Proxy Statement for the 1998 Annual Meeting in the section entitled "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information called for by this item is set forth in the Company's definitive Proxy Statement for the 1998 Annual Meeting in the section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      The following documents are filed as a part of this report:

         (1)      All financial statements;

         The   consolidated   financial   statements  of  the  Company  and  its
         subsidiaries on pages 14 through 34 hereof and the report thereon of Arthur Andersen LLP appearing on page 15 hereof.

         (2)      Financial statement schedule

         Schedule II for the fiscal year ended January 2, 1998 and the report of Arthur Andersen thereon.

         (3)      Exhibits

Number                              Description
------                              -----------

3.1 Amended Certificate of Incorporation of the Company (incorporated by reference to TB Wood's Corporation Registration Statement filed on Form S-1, as amended, File No. 33-96498 ("Form S-1") Exhibit 3.1).

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Form S-1 Exhibit 3.2).

4.1       Shareholders'  Agreements by and among TB Wood's Sons Company,  Thomas
          C. Foley and Gifford P. Foley, Barton J. Winokur, Kurt A. Herwald, Michael L. Hurt, Michael H. Iversen, David H. Halleen, Stanley L. Mann, Lee J. McCullough, Carl R. Christenson, Harold L. Coder, III, James E. Williams, Joseph S. Augustine, Bernard M. Goldsmith, Harvey
          R. Heller, Robert Patterson Saltsman, F. Philip Handy, F. Philip Handy, as Guardian of the Property of Kate Elizabeth Handy, F. Philip Handy, as Guardian of the Property of Philip Breckenridge Handy and F. Philip Handy, as Guardian of the Property of Abigail Slocum Handy (incorporated by reference to Form S-1 Exhibit 4.1).

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

10.44 Revolving Credit Agreement by and among TB Wood's Incorporated, Plant Engineering Consultants, Inc., Grupo Blaju, S.A., de C.V., TB Wood's Canada, Ltd. and the Banks Party thereto and PNC Bank, National Association, as Agent, dated October 10, 1996 (incorporated by reference to form 10K, for fiscal year 1996, Exhibit 10.44).

10.45     TB   Wood's   Employee   Stock   Purchase   Plan,   dated   March   1,
          1997(incorporated by reference to form 10K, for fiscal year 1996, Exhibit 10.45).

10.46 Stock Purchase Agreement by and between TB Wood's Incorporated and Graseby Electro-Optics Inc., dated May 8, 1997

10.47     Translated   Stock   Purchase   Agreement   by  and  among  TB  Wood's
          Incorporated and Berges Antriebstechnik GmbH and Karen Sarstedt, dated October 23, 1997.

10.48 Form of the Non-Qualified Stock Option Agreements between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated June 17, 1997 and between TB Wood's Corporation and Robert J. Dole dated July 29, 1997 issued under the 1996 Plan.

10.49 Form of the Non-Qualified Stock Option Agreements between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 29, 1998 issued under the 1996 Plan.

21.1      Subsidiaries of Registrant.

23.1      Consent of Independent Public Accountants.

(b)       Reports on Form 8-K.

     There were no reports on Form 8-K by the Registrant during the fourth quarter of fiscal year 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on March 31, 1998.

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



/s/ THOMAS C. FOLEY          Chairman of the Board and Director   March 31, 1998
-------------------
Thomas C. Foley             (Principal Executive Officer)


/s/ MICHAEL L. HURT          President and Director               March 31, 1998
-------------------
Michael L. Hurt             (Principal Executive Officer)


/s/ JEAN-PIERRE L. CONTE     Director                             March 31, 1998
------------------------
Jean-Pierre L. Conte


/s/ CRAIG R. STAPLETON       Director                             March 31, 1998
----------------------
Craig R. Stapleton


/s/ ROBERT J. DOLE           Director                             March 31, 1998
------------------
Robert J. Dole


/s/ PHILIP A. GARTON         Vice President of Finance,           March 31, 1998
--------------------
Philip A. Garton             Corporate Controller
                            (Principal Financial Officer and
                             Principal Accounting Officer)



                                             TB Wood's Corporation And Subsidiaries
                                                          Schedule II
                                                Valuation and Qualifying Accounts



           Column A               Column B                  Column C                        Column D            Column E
                                                            Additions
                                 Balance at                                          Deductions (write-offs
                                beginning of   Charged to costs   Charged to other   of bad debts, discounts   Balance at
         Description               period        and expenses         accounts       and claims in excess of  end of period
                                                                                          provision)(1)
----------------------------------------------------------------------------------------------------------------------------

Year ended December 29, 1995:
  Allowance for doubtful                 $172                 273                                        (81)          $364

accounts
  Allowance for discounts and             207                  62                                       (123)           146
claims                                   -----               -----                                      -----          -----
                                          379                 335                 0                     (204)           510
                                         =====               =====              =====                   =====          =====



Year ended January 3, 1997:
  Allowance for doubtful                 $364                  65                                        (63)          $366
accounts
  Allowance for discounts and             146                                                            (75)            71
claims                                   -----               -----                                      -----          -----
                                          510                  65                 0                     (138)           437
                                         =====               =====              =====                   =====          =====


Year ended January 2, 1998:
  Allowance for doubtful                 $366                   0                                        (32)          $334
accounts
  Allowance for discounts and              71                  71                                           0           142
claims                                   -----               -----                                      -----          -----
                                          437                  71                 0                      (32)           476
                                         =====               =====              =====                   =====          =====

--------------
Note:
(1) Represents write-off accounts to be uncollectible, less recoveries of amounts previously written off.