Form 10-Q
period 1998-04-03
TB WOODS CORP
filed 1998-05-14
CIK 1000227

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended April 3, 1998

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

                                               Yes _X___         No ____

Number of shares outstanding of the issuer's Common Stock:

           Class                               Outstanding at May 8, 1998
 Common Stock, $.01 par value                          5,859,286

                                Table of Contents


Part I. - Financial Information                                         Page No.
-------------------------------                                         --------

Consolidated Balance Sheets
  April 3, 1998 and January 2, 1998 ...........................................3

Consolidated Statements of Operations -
  For the First Quarter  Ended
    April 3, 1998 and April 4, 1997 ...........................................4

Consolidated Statements of Cash Flows -
  For the First Quarter  Ended
    April 3, 1998 and April 4, 1997 ...........................................5

Notes to Consolidated Financial Statements ....................................6

Management's Discussion and Analysis of
  Financial Condition and Results of Operations ...............................7


Part II. - Other information ..................................................9
----------------------------

Part I.-Financial Information

Item 1.  Financial Statements

                     TB Wood's Corporation And Subsidiaries
                           Consolidated Balance Sheets

                                                                                  Unaudited
                                                                                   April 3,         January 2,
(in thousands, except per share and share amounts)                                   1998             1998
------------------------------------------------------------------------------- -------------- ----------------
ASSETS
Current Assets:
Cash and cash equivalents ..........................................................  $1,481           $2,552
Accounts receivable, less allowances for doubtful accounts, discounts,
and claims of $489 at April 3, 1998 and $476 at January 2, 1998 ....................  21,587           20,174
Inventories ........................................................................  27,497           26,138
Other current assets ...............................................................   1,455              967
                                                                                      ------           ------
  Total current assets .............................................................  52,020           49,831
                                                                                      ------           ------
Property, plant, and equipment .....................................................  49,949           47,882
Less accumulated depreciation ......................................................  26,170           23,794
                                                                                      ------           ------
  Net property, plant and equipment ................................................  23,779           24,088
                                                                                      ------           ------
Other Assets:
Deferred income taxes ..............................................................   4,574            4,602
                                                                                      ------           ------
Goodwill, net of accumulated amortization of $1,171 at
  April 3, 1998 and $1,123 at January 2, 1998 ......................................   9,050            9,122
Other...............................................................................   2,365            1,974
                                                                                      ------           ------
  Total other assets ...............................................................  15,989           15,698
                                                                                      ------           ------
TOTAL ASSETS ....................................................................... $91,788          $89,617
                                                                                     =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt ...............................................    $277             $611
Accounts payable ...................................................................   9,348            8,610
Checks outstanding .................................................................   1,058            1,615
Accrued expenses ...................................................................  10,061           10,987
Deferred income taxes ..............................................................     729              729
                                                                                      ------           ------
  Total current liabilities ........................................................  21,473           22,552
                                                                                      ------           ------
Long-term debt, less current maturities ............................................  27,921           25,928
                                                                                      ------           ------
Postretirement benefit obligation, less current portion ............................  17,247           17,531
                                                                                      ------           ------
Minority Interest ..................................................................      22               --
                                                                                      ------           ------

Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
  no shares issued or outstanding ..................................................      --               --
Common  stock,  $.01 par value;  40,000,000  shares  authorized,
5,859,286  and 5,859,286 shares issued and 5,848,130 and 5,849,772
shares outstanding at April 3, 1998 and January 2, 1998, respectively ..............      58               58
Treasury Stock .....................................................................    (238)            (181)
Additional paid-in capital .........................................................  28,361           28,340
Accumulated deficit ................................................................  (2,737)          (4,408)
Foreign currency translation adjustment ............................................    (319)            (203)
                                                                                      ------           ------
  Total shareholders' equity .......................................................  25,125           23,606
                                                                                      ======           ======

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $91,788          $89,617
                                                                                     =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries
                      Consolidated Statements of Operations

                                                                      Unaudited
                                                                 First Quarter Ended
                                                             ----------------------------
                                                                April 3,       April 4,
 (in thousands, except per share amounts)                         1998           1997
------------------------------------------------------------ ------------- --------------

Net sales .....................................................  $36,051        $30,489

Cost of sales .................................................   22,675         19,538
                                                                  ------         ------

  Gross profit ................................................   13,376         10,951

Selling, general, and administrative expenses .................    8,714          6,714
                                                                  ------         ------

  Operating income ............................................    4,662          4,237
                                                                  ------         ------

Other expense:
  Interest expense and other finance charges ..................     (570)          (487)
  Other, net ..................................................     (121)          (188)
                                                                  ------         ------

    Other expense, net ........................................     (691)          (675)
                                                                  ------         ------

Income before provision for income taxes ......................    3,971          3,562

Provision for income taxes ....................................    1,588          1,425
                                                                  ------         ------

Net income ....................................................   $2,383         $2,137
                                                                  ======         ======

Per share of common stock:

Basic net income per common share .............................    $0.41          $0.37
                                                                  ======         ======

Weighted average shares of common stock .......................    5,859          5,828
                                                                  ======         ======

Diluted net income per common share ...........................    $0.40          $0.36
                                                                  ======         ======

Weighted average shares of common stock
  and equivalents outstanding .................................    5,945          5,908
                                                                  ======         ======

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries
                      Consolidated Statements Of Cash Flows


                                                                             Unaudited
                                                                        First Quarter Ended
                                                                    -----------------------------
                                                                       April 3,       April 4,
(in thousands)                                                           1998           1997
------------------------------------------------------------------- -------------- --------------
Cash Flows from Operating Activities:
Net income ...........................................................   $2,383          $2,137
                                                                         ------          ------
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization ......................................   $1,211          $1,017
  Change in deferred income taxes, net ...............................       28             (26)
  Stock option compensation expense ..................................       21              26
  Minority Interest ..................................................       22              --
  Net gain on sales of assets ........................................      (17)             --
Changes in working capital:
  Accounts receivable, net ...........................................   (1,413)         (2,080)
  Inventories, net ...................................................   (1,359)            228
  Prepaid expenses and other current assets ..........................     (575)           (249)
  Accounts payable ...................................................      738            (230)
  Accrued and other liabilities ......................................   (1,210)            857
                                                                         ------          ------
    Total adjustments ................................................   (2,554)           (457)
                                                                         ------          ------
    Net cash (used in) provided by operating
    activities .......................................................     (171)          1,680
                                                                         ------          ------
Cash Flows from Investing Activities:
Capital expenditures .................................................     (923)           (554)
Proceeds from sales of fixed assets ..................................      246              --
Other, net ...........................................................     (443)           (500)
                                                                         ------          ------
  Net cash used in investing activities ..............................   (1,120)         (1,054)
                                                                         ------          ------
Cash Flows from Financing Activities:
Change in checks outstanding .........................................     (557)           (254)
Repayments of long-term debt, net ....................................     (352)            (95)
Proceeds from new revolving credit facility ..........................    5,000          10,100
Repayments of new revolving credit facility ..........................   (3,000)         (9,700)
Payment of dividends .................................................     (469)           (466)
Proceeds from issuance of stock upon option exercise                         --              17
Treasury Stock .......................................................      (73)             --
                                                                         ------          ------
  Net cash provided by (used in) financing
    activities .......................................................      549            (398)
                                                                         ------          ------
Effect of changes in foreign exchange rates ..........................     (329)            (27)
                                                                         ------          ------
Net (decrease) increase in cash and cash equivalents .................   (1,071)            201
Cash and cash equivalents at beginning of year .......................    2,552             306
                                                                         ------          ------
Cash and cash equivalents at end of period ...........................   $1,481            $507
                                                                         ======            ====

The accompanying notes are an integral part of these consolidated statements.

                     TB Wood's Corporation And Subsidiaries
                   Notes To Consolidated Financial Statements
               (in thousands, except per share amounts in Note 6)



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") as of April 3, 1998 and the results of operations and cash flows for the three months ended April 3, 1998 and April 4, 1997. Operating results for the three months ended April 3, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1999.



2. The major classes of inventories at April 3, 1998 and January 2, 1998 consisted of the following:

                                                   Unaudited
                                                    April  3,       January 2,
                                                      1998              1998

          Raw material and supplies ...............   $5,014            $6,073
          Work in process .........................    8,410             8,467
          Finished goods ..........................   17,892            15,417
                                                     -------           -------
          Total at FIFO cost ......................   31,316            29,957
          Excess of FIFO cost over LIFO cost ......   (3,819)           (3,819)
                                                     -------           -------
          Total at LIFO cost ......................  $27,497           $26,138
                                                     =======           =======

3. On April 9, 1998, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on April 30, 1998 to shareholders of record on April 17, 1998.

4. In 1996, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to 200,000 of the Company's common shares. At April 3, 1998 the number of shares purchased under this authorization was 46,969. During the first quarter the number of treasury shares issued to employees under employee option, and stock purchase plans was 2,059 and the number of shares issued for the Retirement Savings and Investment plan was 5,665.

5. Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other nonowner changes in equity.

          Total comprehensive income for the first quarter ended April 3, 1998 and April 4, 1997 was as follows:
                                                   Unaudited         Unaudited
                                                 April 3, 1998     April 4, 1997
          ---------------------------------- ----------------- -----------------

          Net Income ................................   $2,383           $2,137
          Other comprehensive income, net of tax:
            Foreign currency translation adjustments      (116)             (92)
                                                        ------           ------
          Total comprehensive income ................   $2,267           $2,045
                                                        ======           ======

6. Basic net EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic EPS. Diluted EPS is computed by dividing reported earnings available to common shareholders by weighted average shares and common equivalent shares outstanding. All prior year EPS amounts have been restated to conform to the provisions of SFAS 128. The computation of weighted average shares outstanding and net income per share are as follows:



                                                                   Unaudited                Unaudited
       (in thousands, except per share amounts)                  April 3, 1998            April 4, 1997
       ------------------------------------------------- ---------------------- ------------------------

       Weighted average number of common shares
       outstanding                                                       5,859                    5,828

       Shares issued upon assumed exercise of
       outstanding stock options                                            86                       80
                                                                         ------                   ------
       Weighted average number of common and common
       equivalent shares outstanding                                     5,945                    5,908

       Net income                                                       $2,383                   $2,137
                                                                        ======                   ======

       Basic net income per common share                                 $0.41                    $0.37
                                                                        ======                   ======

       Diluted net income per common share                               $0.40                    $0.36
                                                                        ======                   ======


Item 2.  Management's Discussion and Analysis of  Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         TB Wood's Corporation and Subsidiaries (the "Company") posted net sales for the first quarter 1998 of $36.1 million, compared to $30.5 million for the first quarter 1997, an increase of $5.6 million or 18.2%. This increase was primarily due to the additional sales of Berges Electronics and Volkmann
Controls, both acquired in the past twelve months. The new AC drive products introduced in 1997 also contributed to the increased sales.

         Gross profit increased to $13.4 million from $11.0 million in 1997, an increase of $2.4 million or 22.1%. Gross profit as a percent of net sales increased to 37.1% from 35.9%. Contributing to the increase in gross profit is a combination of the continuing efforts to improve manufacturing productivity and higher gross profits from recently acquired companies.

         Selling, general, and administrative ("SG&A") expense for the first quarter of 1998 increased to $8.7 million from $6.7 million in 1997, an increase of $2.0 million or 29.8%. SG&A expense as a percent of net sales increased to 24.2% from 22.0%. This increase was primarily the result of the consolidation of acquisitions with higher SG&A expenses as a percent of sales than the base business.

         Other expense for the first quarter of 1998 was $0.7 million, the same as the first quarter of the prior year. Interest expense, a component of total other expense, increased to $0.6 million from $0.5 million in 1997. This increase was due primarily to increased borrowings to fund working capital needs. The effective tax rate for the first quarter of 1998 was 40.0% the same as the prior year.

         Net income for the first quarter of 1998 increased to $2.4 million from $2.1 million in 1997, an increase of $0.2 million, or 11.5%.


Liquidity and Capital Resources

         The Company's principal sources of funds are cash flows from operations and borrowings under the Company's revolving credit agreement. Cash used in operations during the first quarter of 1998 was $0.2 million, a decrease of $1.9 million compared to cash provided by operations of $1.7 million in 1997. This decrease was primarily due to a $1.4 million increase in accounts receivable resulting from increased sales, a $1.4 million increase in inventory to maintain customer service levels and a $1.2 million reduction in accrued liabilities reflecting payments for 1997 expenses made during the first quarter of 1998.

         Net cash used in investing activities during the first quarter of 1998 and 1997 was $1.1 million. Capital expenditures for the first quarter of 1998 were $0.9 million compared to $0.6 million for the first quarter of the prior year. This increase was primarily due to increased capital expenditures that was approved in the annual budget to meet growth objectives.

         Net cash provided by financing activities for the first quarter of 1998 was $0.5 million, an increase of $0.9 million compared to cash used in financing activities of $0.4 million in the first quarter of 1997. The net proceeds from the revolving credit facility were $2.0 million, which were used to fund the operating activities and the capital expenditures in the first quarter. This was offset by the payment of dividends of $0.5 million, payment of a note payable of $0.3 million and a decrease in bank overdrafts of $0.6 million.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceeding

         None

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibit 27 Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended April 3, 1998.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on May 14, 1998.

                           TB WOOD'S CORPORATION



                           By:      /s/Philip A Garton____________
                                    PHILIP A. GARTON
                                    Vice President-Finance/Corporate
                                    Controller (Principal Financial Officer
                                    and Principal Accounting Officer)