Form 10-Q
period 1998-07-03
TB WOODS CORP
filed 1998-08-17
CIK 1000227

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended July 3, 1998

                         Commission File Number 1-14182



                              TB WOOD'S CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)



           DELAWARE                                25-1771145
--------------------------------------------------------------------------------
 (State or other Jurisdiction of       (IRS Employer Identification Number)
  Incorporation of Organization)



  440 North Fifth Avenue, Chambersburg, PA               17201
--------------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)




                                 (717) 264-7161
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes _X___         No ____

Number of shares outstanding of the issuer's Common Stock:

          Class                            Outstanding at July 17, 1998
          -----                            ----------------------------
 Common Stock, $.01 par value                       5,887,698

                                Table of Contents


Part I. - Financial Information                                         Page No.
-------------------------------                                         --------


Consolidated Balance Sheets -
         July 3, 1998 and January 2, 1998                                      3

Consolidated Statements of Operations -
          For the Second Quarters Ended July 3, 1998 and July 4, 1997          4

Consolidated Statements of Cash Flows -
         For the Second Quarters Ended July 3, 1998 and July 4, 1997           5

Notes to Consolidated Financial Statements                                     6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         7


Part II. - Other information                                                  10
----------------------------

Part I.-Financial Information
Item 1. Financial Statements

                     TB Wood's Corporation And Subsidiaries
                           Consolidated Balance Sheets


(in thousands, except per share and share amounts)
                                                                                  Unaudited
                                                                                    July 3,     January 2,
                                                                                      1998           1998
ASSETS

Current Assets:
Cash and cash equivalents .........................................................  $1,542         $2,552
Accounts receivable, less allowances for doubtful accounts, discounts,
  and claims of $509 at July 3, 1998 and $476 at January 2, 1998 ..................  19,766         20,174
Inventories .......................................................................  29,290         26,138
Other current assets ..............................................................   1,183            967
                                                                                     ------         ------
     Total current assets .........................................................  51,781         49,831
                                                                                     ------         ------
Property, plant, and equipment ....................................................  51,565         47,882
Less accumulated depreciation .....................................................  27,144         23,794
                                                                                     ------         ------
     Net property, plant and equipment ............................................  24,421         24,088
                                                                                     ------         ------
Other Assets:
Deferred income taxes ............................................................   4,555          4,602
Goodwill, net of accumulated amortization of $1,335 at
  July 3, 1998 and $1,123 at January 2, 1998 ......................................   9,301          9,122
Other .............................................................................   2,397          1,974
                                                                                     ------         ------
     Total other assets ...........................................................  16,253         15,698
                                                                                     ------         ------
TOTAL ASSETS ...................................................................... $92,455        $89,617
                                                                                    =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt ..............................................    $278           $611
Accounts payable ..................................................................   8,292          8,610
Checks outstanding ................................................................     631          1,615
Accrued expenses ..................................................................   9,481         10,987
Deferred income taxes .............................................................     729            729
                                                                                     ------         ------
     Total current liabilities ....................................................  19,411         22,552
                                                                                     ------         ------
Long-term debt, less current maturities ...........................................  29,610         25,928
                                                                                     ------         ------
Postretirement benefit obligation, less current portion ...........................  16,970         17,531
                                                                                     ------         ------
Minority Interest .................................................................       8             --
                                                                                     ------         ------
Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
  no shares issued or outstanding .................................................      --             --
Common stock,  $.01 par value;  40,000,000  shares  authorized,
5,883,480 and 5,859,286 shares issued and 5,867,930 and 5,849,772
shares  outstanding at July 3, 1998 and January 2, 1998, respectively .............      59             58
Treasury Stock, at cost ...........................................................    (190)          (181)
Additional paid-in capital ........................................................  27,913         28,340
Accumulated deficit ...............................................................    (912)        (4,408)
Foreign currency translation adjustment ...........................................    (414)          (203)
                                                                                     ------         ------
     Total shareholders' equity ...................................................  26,456         23,606
                                                                                     ------         ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................................ $92,455        $89,617
                                                                                    =======        =======

The accompanying notes are an integral part of these consolidated financial statements.


                     TB Wood's Corporation And Subsidiaries
                      Consolidated Statements of Operations


                                                                                          Unaudited          Unaudited
                                                                                   Second Quarter Ended    Year to Date
                                                                                     July 3,    July 4,   July 3,   July 4,
(in thousands, except per share amounts)                                              1998       1997      1998      1997

Net sales .......................................................................  $34,161    $31,739   $70,212   $62,228

Cost of sales ...................................................................   21,909     20,232    44,584    39,770

     Gross profit ...............................................................   12,252     11,507    25,628    22,458

Selling, general, and administrative expenses ...................................    8,015      7,217    16,729    13,931
                                                                                   -------    -------   -------   -------
     Operating income ...........................................................    4,237      4,290     8,899     8,527
                                                                                   -------    -------   -------   -------
Other expense:
     Interest expense and other finance charges .................................     (507)      (439)   (1,077)     (926)
     Other, net .................................................................       35       (276)      (86)     (464)
                                                                                   -------    -------   -------   -------
          Other expense, net ....................................................     (472)      (715)   (1,163)   (1,390)
                                                                                   -------    -------   -------   -------
Income before provision for income taxes ........................................    3,765      3,575     7,736     7,137
                                                                                   -------    -------   -------   -------
Provision for income taxes ......................................................    1,506      1,430     3,094     2,855
                                                                                   -------    -------   -------   -------
Net income ......................................................................   $2,259     $2,145    $4,642    $4,282
                                                                                   =======    =======   =======   =======
Per share of common stock:

Basic net income per common share ...............................................    $0.38      $0.37     $0.79     $0.73
                                                                                   =======    =======   =======   =======
Weighted average shares of common stock .........................................    5,888      5,831     5,873     5,829
                                                                                   =======    =======   =======   =======
Diluted net income per common share .............................................    $0.38      $0.36     $0.78     $0.72
                                                                                   =======    =======   =======   =======
Weighted average shares of common stock
     and equivalents outstanding ................................................    5,942      5,915     5,943     5,912
                                                                                   =======    =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.


                     TB Wood's Corporation And Subsidiaries
                      Consolidated Statements Of Cash Flows



                                                                                                     Unaudited
                                                                                                    Year to Date
(in thousands)                                                                                  July 3,       July 4,
                                                                                                  1998          1997

Cash Flows from Operating Activities:
Net income ..................................................................................   $4,642        $4,282
                                                                                               -------       -------
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization .............................................................    2,506         1,976
  Change in deferred income taxes, net ......................................................       47          (153)
  Stock option compensation expense .........................................................       21            51
  Profit sharing compensation expense .......................................................      240            --
  Minority interest .........................................................................        8            --
  Net gain on sale of assets ................................................................      (17)           --
Changes in working capital, net of effects of acquisitions:
  Accounts receivable, net ..................................................................      408        (1,284)
  Inventories, net ..........................................................................   (3,152)        1,590
  Prepaid expenses and other current assets .................................................     (480)         (306)
  Accounts payable ..........................................................................     (318)           25
  Accrued and other liabilities .............................................................   (2,070)          345
                                                                                               -------       -------
     Total adjustments ......................................................................   (2,807)        2,244
                                                                                               -------       -------
     Net cash provided by operating activities ..............................................    1,835         6,526
                                                                                               -------       -------
Cash Flows from Investing Activities:

Acquisitions, net of cash acquired ..........................................................       --        (4,749)
Capital expenditures ........................................................................   (2,535)       (3,532)
Proceeds from sale of fixed assets ..........................................................      246            --
Other, net ..................................................................................     (861)         (485)

  Net cash used in investing activities .....................................................   (3,150)       (8,766)
                                                                                               -------       -------
Cash Flows from Financing Activities:
Change in checks outstanding ................................................................     (984)         (228)
(Repayments)/proceeds of other long-term debt, net ..........................................     (349)        2,344
Proceeds from new revolving credit facility .................................................   22,900        22,900
Repayments of new revolving credit facility .................................................  (19,213)      (20,400)
Payment of dividends ........................................................................     (996)         (932)
Treasury Stock ..............................................................................     (345)         (120)
Other .......................................................................................     (497)           17
                                                                                               -------       -------
  Net cash provided by financing activities .................................................      516         3,581
                                                                                               -------       -------
Effect of changes in foreign exchange rates .................................................     (211)           14
                                                                                               -------       -------
Net (decrease) increase in cash and cash equivalents ........................................   (1,010)        1,355
Cash and cash equivalents at beginning of period ............................................    2,552           306
                                                                                               -------       -------

Cash and cash equivalents at end of period ..................................................   $1,542        $1,661
                                                                                               =======       =======


The accompanying notes are an integral part of these consolidated statements.

                     TB Wood's Corporation And Subsidiaries
                   Notes To Consolidated Financial Statements
                    (in thousands, except per share amounts)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") as of July 3, 1998 and January 2, 1998, and the results of operations and cash flows for the Second Quarter and Year to Date ended July 3, 1998 and July 4, 1997. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1999.

2. The major classes of inventories at July 3, 1998 and January 2, 1998 consisted of the following:


                                                Unaudited


                                                 July 3,         January 2,
                                                  1998              1998

Raw materials and supplies                       $5,590           $6,073
Work in process                                   9,162            8,467
Finished goods                                   18,357           15,417
                                                -------          -------
Total at FIFO cost                               33,109           29,957
Excess of FIFO cost over LIFO cost               (3,819)          (3,819)
                                                -------          -------
Total at LIFO cost                              $29,290          $26,138
                                                =======          =======


3. On July 7, 1998, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on July 31, 1998 to stockholders of record on July 17, 1998.

4. In 1996, the Board of Directors authorized, subject to certain business and market conditions, the Company to purchase of up to 200,000 of the Company's common shares. Through July 3, 1998 the number of shares purchased under this authorization was 69,740. At July 3, 1998, the number of treasury shares issued to employees under employee option and stock purchase plans was 26,503 and the number of shares issued for the Retirement Savings and Investment plan was 27,687. As of July 3, 1998, 15,550 share were held in treasury, at cost.

5. Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other nonowner changes in equity.

     Total comprehensive income for the second quarters ended July 3, 1998 and July 4, 1997 was as follows:


                                                Unaudited            Unaudited
                                               July 3, 1998         July 4, 1997

Net Income                                        $4,642               $4,282
Other comprehensive income, net of tax:
  Foreign currency translation adjustments          (211)                  14
                                                  ------               ------
Total comprehensive income                        $4,431               $4,296
                                                  ======               ======

6. Basic net EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic EPS. Diluted EPS is computed by dividing reported earnings available to common shareholders by weighted average shares and common equivalent shares outstanding. All prior year EPS amounts have been restated to conform to the provisions of SFAS
     128. The computation of weighted average shares outstandin and net income per share are as follows:


                                                           Second Quarter         Year to date


(in thousands, except per share amounts)                 July 3,    July 4,      July 3,   July 4,
                                                           1998       1997         1998      1997

Weighted average number of common shares
outstanding                                               5,888      5,831        5,873     5,829
Shares issued upon assumed exercise of
outstanding stock options                                    54         84           70        83
                                                          -----      -----        -----     -----
Weighted average number of common and
common equivalent shares outstanding                      5,942      5,915        5,943     5,912
                                                         ======     ======       ======    ======
Net Income                                               $2,259     $2,145       $4,642    $4,282
                                                         ======     ======       ======    ======

Basic net income per common share                         $0.38      $0.37        $0.79     $0.73
                                                         ======     ======       ======    ======
Diluted net income per common share                       $0.38      $0.36        $0.78     $0.72
                                                         ======     ======       ======    ======


Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations

RESULTS OF OPERATIONS (in thousands, except per share amounts)

     TB Wood's Corporation and Subsidiaries (the "Company") posted net sales for the second quarter 1998 of $34,161, compared to $31,739 for the second quarter 1997, an increase of 7.6 %. Year to date 1998 sales were $70,212 compared to year to date 1997 sales of $62,228, an increase of $7,984 or 12.8%. The year to date increase in net sales was primarily due to revenues from Berges Electronics, acquired in December 1997, and increased AC drive sales. While net sales increased in the second quarter, that increase was partially offset by lower electronic systems sales compared to a record second quarter last year and minimum sales growth in the mechanical business.

     Cost of sales ("COS") in the second quarter 1998 was $21,909 compared to $20,232 for the same period last year, an increase of 8.3%. COS as a percent of sales in the second quarter 1998 was 64.1% compared to 63.7% for the second quarter 1997. Year to date 1998 COS was $44,584 or 63.5% of sales compared to year to date 1997 COS of $39,770 or 63.9% of sales. The increase as a percent of sales in the second quarter was primarily due to higher manufacturing costs associated with the integration of the gear couplings product line into our San Marcos facility and start-up costs associated with new made to order products at the Chambersburg facility.

     Selling, general and administrative ("SG&A") expenses for the second quarter 1998 were $8,015, compared to $7,217 for the second quarter 1997, an increase of $798 or 11.1%. SG&A as a percent of sales increased to 23.5% in the second quarter 1998 from 22.7% in the second quarter 1997. Year to date 1998 SG&A was $16,729 or 23.8% of sales compared to year to date 1997 SG&A of $13,931 or 22.4% of sales. The increase in SG&A expense and SG&A expense as percent of sales was primarily due to the December 1997 acquisition of Berges Electronics.

     Operating profit was $4,237 for the second quarter 1998 compared to $4,290 for the second quarter 1997, a decrease of $53 or 1.2%. Operating profit as a percent of sales decreased to 12.4% in the second quarter 1998 from 13.5% in the second quarter 1997. Year to date 1998 operating profit was $8,899 or 12.7% of sales compared to year to date 1997 operating profit of $8,527 or 13.7% of sales, an increase of $372 or 4.4%.

     Other income for the second quarter 1998 was $35, compared to other expense of $276 for the same period last year. Year to date 1998 other expense was $86 compared to year to date 1997 other expense of $464. 1997 other expense included charges related to the consolidation of the New Jersey and North Carolina facilities, one time charges related to 1996 acquisitions and foreign currency adjustments.

     Net income for the second quarter 1998 was $2,259 or 6.6% of sales compared to $2,145 or 6.8% of sales for the same period in the prior year, an increase of $114 or 5.3%. Year to date 1998 net income was $4,642, or 6.6% of sales, compared to year to date 1997 net income of $4,282 or 6.9% of net sales, an increase of 8.4%.


LIQUIDITY AND CAPITAL RESOURCES (in thousands, except per share amounts)

     The Company's principal sources of funds are cash flows from operations and borrowings under the Company's revolving credit agreement. Net cash flows provided by operating activities were $1,835 and $6,526 for the year to date periods ended July 3, 1998 and July 4, 1997, respectively. This was primarily due to increased investments in inventory and payments for accrued expenses.

     The Company used $3,150 for investment purposes year to date 1998 compared to $8,766 for the year to date 1997, a decrease of $5,616. Capital expenditures were $2,535 in 1998 compared to $3,532 in 1997. In 1997, the Company acquired Graseby Controls, Inc. for $4,749. There were no such acquisitions for the same period in 1998.

         Net cash provided by financing activities for year to date 1998 was $0.5 million, a decrease of $3.1 million compared to cash provided by financing activities of $3.6 million in the year to date 1997. The net proceeds from the revolving credit facility for the year to date 1998 were $3.7 million, which were used to fund operating activities and capital expenditures. This was offset by the payment of dividends of $1.0 million, payment of a note payable of $0.3 million and a decrease in bank overdrafts of $1.0 million. In 1997, the net proceeds from the revolving credit facility were $2.5 million, which included borrowing $5.0 million to finance the purchase of Graseby Controls, Inc. The Company also borrowed $2.6 million in 1997 by issuing Variable Rate Demand Revenue Bonds, under the authority of The Industrial Revenue Board of the City of Chattanooga, to finance the new production facility for the electronics systems business.

         The Company has recognized the need to ensure that its computer operations and operating systems will not be adversely affected by the upcoming calendar year 2000 and is cognizant of the time sensitive nature of the problem. The company has assessed how it may be impacted by year 2000 and has formulated and commenced implementation of a comprehensive plan to address known issues as they relate to its information systems. The plan, as it relates to information systems, involves a combination of software modifications, upgrades and replacement. The Company estimates that the cost of year 2000 compliance for its information systems will not have a material adverse effect on the future consolidated results of operations of the Company.

         The Company is not yet able to estimate the cost for Year 2000 compliance with respect to production and facilities equipment, products, customers and suppliers; however, based on a preliminary review, management does not expect that such costs will have a material adverse effect on the future consolidated results of operations of the Company. The Company expects that the assessment and development of remediation plans with respect to production and facilities equipment, products, customers and suppliers will be substantially complete by the end of the third quarter of 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is completing an analysis of SFAS No. 133 which is not expected to have a material impact on the Company's results of operations or financial position.


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

Item 1.  Legal Proceedings

          None

Item 2.  Changes in Securities

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          The 1998 annual meeting of stockholders was held on April 28, 1998. Voting on the election of two directors to the third class of directors was conducted. The stockholders voted 4,887,777 shares in the affirmative and 1,191 shares in the negative to elect Jean-Pierre
          L. Conte to the third class of directors of the Board of Directors. The stockholders voted 4,888,868 shares in the affirmative and 100 shares in the negative to elect Craig R. Stapleton to the third class of directors of the Board of Directors. In addition to Mr. Conte and Mr. Stapleton, Michael L. Hurt, Thomas C. Foley, and Robert J. Dole will continue as directors after the meeting.

Item 5.  Other Information

          On August 1, 1998, Jeffrey A. Petry was appointed Vice President/General Manager-Electronics Business. Previously he was Vice President of Technology at a subsidiary of Ingersoll-Rand Company. Mr Petry holds a B.S.M.E. degree from Worcester Polytechnic Institute and has studied at the graduate schools of the University of Michigan, Dartmouth College and Northwestern University's Kellogg School of Management.

Item 6.  Exhibits and Reports on Form 8-K

a)        Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended July 3, 1998.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on August 14, 1998.

                           TB WOOD'S CORPORATION



                           By:      /s/Philip A Garton____________
                                    PHILIP A. GARTON
                                    Vice President-Finance/Corporate
                                    Controller (Principal Financial Officer and
                                    Principal Accounting Officer)