Form 10-Q
period 1998-10-02
TB WOODS CORP
filed 1998-11-16
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended October 2, 1998

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

                                                          Yes  X   No
                                                             -----   -----

Number of shares outstanding of the issuer's Common Stock:

                  Class                        Outstanding at November 6, 1998
                  -----                        -------------------------------
     Common Stock, $.01 par value                      5,851,278

                                Table of Contents

Part I. - Financial Information                                         Page No.
-------------------------------                                         -------
Consolidated Balance Sheets -
         October 2, 1998 and January 2, 1998                               3

Consolidated Statements of Operations -
          For the Third Quarters Ended October 2, 1998
                  and October 3, 1997                                      4

Consolidated Statements of Cash Flows -
         For the Year to Date Periods Ended October 2, 1998
                  and October 3, 1997                                      5

Notes to Consolidated Financial Statements                                 6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     7

Part II. - Other information                                              10
----------------------------

Part I.-Financial Information
Item 1. Financial Statements


                     TB Wood's Corporation And Subsidiaries
                           Consolidated Balance Sheets

                                                                                     Unaudited
                                                                                     October 2,      January 2,
(in thousands, except per share and share amounts)                                      1998            1998
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents..........................................................      $1,777            $2,552
Accounts receivable, less allowances for doubtful accounts, discounts, and claims
of $410 at October 2, 1998 and $476 at January 2, 1998.............................      20,471            20,174
Inventories........................................................................      30,796            26,138
Other current assets...............................................................       1,261               967
                                                                                    -------------------------------
     Total current assets..........................................................      54,305            49,831
                                                                                    -------------------------------
Property, plant, and equipment.....................................................      53,567            47,882
Less accumulated depreciation......................................................      28,210            23,794
                                                                                    -------------------------------
    Net property, plant and equipment..............................................      25,357            24,088
                                                                                    -------------------------------
Other Assets:
Deferred income taxes..............................................................       4,513             4,602
Goodwill, net of accumulated amortization of $1,313 at
     October 2, 1998 and $1,123 at January 2, 1998.................................       9,322             9,122
Other..............................................................................       2,497             1,974
                                                                                    -------------------------------
     Total other assets............................................................      16,332            15,698
                                                                                    -------------------------------

TOTAL ASSETS ......................................................................     $95,994           $89,617
                                                                                    ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt...............................................        $278              $611
Accounts payable...................................................................       8,200             8,610
Checks outstanding.................................................................         632             1,615
Accrued expenses...................................................................       9,773            10,987
Deferred income taxes..............................................................         729               729
                                                                                    -------------------------------
     Total current liabilities.....................................................      19,612            22,552
                                                                                    -------------------------------

Long-term debt, less current maturities............................................      32,326            25,928
                                                                                    -------------------------------

Postretirement benefit obligation, less current  portion...........................      16,690            17,531
                                                                                    -------------------------------
Minority Interest..................................................................         (16)                --
                                                                                    -------------------------------

Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     no shares issued or outstanding...............................................          --               --
Common stock, $.01 par value; 40,000,000 shares authorized, 5,887,698 and
5,859,286 shares issued and 5,855,463 and 5,849,772 shares outstanding at
October 2, 1998 and January 2, 1998,  respectively ................................          59                58
Treasury Stock, at cost............................................................        (590)             (181)
Additional paid-in capital.........................................................      27,913            28,340
Retained Earnings (accumulated deficit)............................................         310            (4,408)
Foreign currency translation adjustment............................................        (310)             (203)
                                                                                    -------------------------------
     Total shareholders' equity....................................................      27,382            23,606
                                                                                    -------------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................      $95,994           $89,617
                                                                                    ===============================

       The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries
                      Consolidated Statements of Operations


                                                                                Unaudited                      Unaudited
                                                                           Third Quarter Ended                Year to Date
                                                                         October 2,     October 3,       October 2,    October 3,
(in thousands, except per share amounts)                                       1998           1997             1998          1997
-----------------------------------------------------------------------------------------------------------------------------------

Net sales.................................................................... $34,150        $31,257         $104,362       $93,485

Cost of sales................................................................  22,312         19,770           66,896        59,540
                                                                             -------------------------------------------------------
     Gross profit............................................................  11,838         11,487           37,466        33,945

Selling, general, and administrative expenses................................   8,401          7,259           25,132        21,190
                                                                             -------------------------------------------------------

     Operating income........................................................   3,437          4,228           12,334        12,755
                                                                             -------------------------------------------------------

Other expense:
     Interest expense and other finance charges..............................    (399)          (371)          (1,476)       (1,297)
     Other, net..............................................................     (99)          (193)            (183)         (657)
                                                                             -------------------------------------------------------
          Other expense, net.................................................    (498)          (564)          (1,659)       (1,954)
                                                                             -------------------------------------------------------

Income before provision for income taxes.....................................   2,939          3,664           10,675        10,801
                                                                             -------------------------------------------------------

Provision for income taxes...................................................   1,180          1,465            4,274         4,320
                                                                             -------------------------------------------------------

Net income...................................................................  $1,759         $2,199           $6,401        $6,481
                                                                             =======================================================
Per share of common stock:

Basic net income per common share............................................   $0.30          $0.38            $1.09         $1.11
                                                                             =======================================================

Weighted average shares of common stock......................................   5,862          5,832            5,870         5,830
                                                                             =======================================================

Diluted net income per common share..........................................   $0.30          $0.37            $1.08         $1.10
                                                                             =======================================================

Weighted average shares of common stock
     and equivalents outstanding.............................................   5,907          5,926            5,931         5,916
                                                                             =======================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries
                      Consolidated Statements Of Cash Flows

                                                                                  Unaudited
                                                                                Year to Date
                                                                           October 2,     October 3,
(in thousands)                                                                   1998           1997
-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income.................................................................    $6,401         $6,481
                                                                             -------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.........................................     3,757          3,036
     Change in deferred income taxes, net..................................        89           (113)
     Stock option compensation expense.....................................        21             76
     Profit sharing compensation expense...................................       240             --
     Minority interest.....................................................       (16)            --
     Net gain on sale of assets............................................       (17)            --
 Changes in working capital, net of effects of acquisitions:
          Accounts receivable, net.........................................      (297)        (1,480)
          Inventories, net.................................................    (4,658)         1,808
          Prepaid expenses and other current assets........................      (684)            85
          Accounts payable.................................................      (410)           980
          Accrued and other liabilities....................................    (2,058)           266
                                                                             -------------------------
               Total adjustments...........................................    (4,033)         4,658
                                                                             -------------------------
               Net cash provided by operating activities...................     2,368         11,139
                                                                             -------------------------
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired..........................................       --         (4,749)
Capital expenditures........................................................   (4,537)        (4,375)
Proceeds from sale of fixed assets..........................................      246             --
Other, net..................................................................   (1,048)          (598)
                                                                             -------------------------
     Net cash used in investing activities..................................   (5,339)        (9,722)
                                                                             -------------------------
Cash Flows from Financing Activities:
Change in checks outstanding................................................     (983)           279
(Repayments)/proceeds of other long-term debt, net..........................     (533)         2,237
Proceeds from new revolving credit facility.................................   32,700         29,600
Repayments of new revolving credit facility.................................  (26,113)       (31,800)
Payment of dividends........................................................   (1,526)        (1,399)
Treasury Stock..............................................................     (745)           (31)
Other........................................................................    (497)            17
                                                                             -------------------------
     Net cash provided by (used in) financing activities...................     2,303         (1,097)
                                                                             -------------------------
Effect of changes in foreign exchange rates................................      (107)            15
                                                                             -------------------------
Net (decrease) increase in cash and cash equivalents.......................      (775)           335
Cash and cash equivalents at beginning of period...........................     2,552            306
                                                                             -------------------------
Cash and cash equivalents at end of period.................................    $1,777           $641
                                                                             =========================

 The accompanying notes are an integral part of these consolidated statements.

                     TB Wood's Corporation And Subsidiaries
                   Notes To Consolidated Financial Statements
                    (in thousands, except per share amounts)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") as of October 2, 1998 and January 2, 1998, and the results of operations and cash flows for the Third Quarter and Year to Date ended October 2, 1998 and October 3, 1997. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 1999.

2. The major classes of inventories at October 2, 1998 and January 2, 1998 consisted of the following:

                                                        Unaudited
                                                      --------------------------
                                                       October 2,     January 2,
                                                          1998             1998
    ----------------------------------------------------------------------------

    Raw materials and supplies........................    $5,792         $6,073
    Work in process...................................     9,021          8,467
    Finished goods....................................    19,802         15,417
                                                        ------------------------
    Total at FIFO cost................................    34,615         29,957
    Excess of FIFO cost over LIFO cost................    (3,819)        (3,819)
                                                        ------------------------
    Total at LIFO cost................................   $30,796        $26,138
                                                        ========================

3. On October 27, 1998, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on October 30, 1998 to stockholders of record on October 16, 1998.

4. In 1996, the Board of Directors authorized, subject to certain business and market conditions, the Company to purchase of up to 200,000 of the Company's common shares. Through October 2, 1998 the number of shares purchased under this authorization was 93,797. At October 2, 1998, the number of treasury shares issued to employees under employee option and stock purchase plans was 29,293 and the number of shares issued for the Retirement Savings and Investment plan was 32,269. As of October 2, 1998, 32,235 shares were held in treasury, at cost.

5. Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other nonowner changes in equity.

        Total comprehensive income for the third quarters ended October 2, 1998 and October 3, 1997 was as follows:

                                                       Unaudited     Unaudited
                                                      --------------------------
                                                       October 2,    October 3,
                                                          1998          1997
    ----------------------------------------------------------------------------

    Net Income........................................ $6,401            $6,481
    Other comprehensive income, net of tax:
      Foreign currency translation adjustments........   (107)               15
                                                      --------------------------
    Total comprehensive income........................ $6,294            $6,496
                                                      ==========================

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


                                                                Third Quarter                     Year to date
                                                          ---------------------------      ---------------------------
                                                            October 2,    October 3,         October 2,    October 3,
(in thousands, except per share amounts)                          1998          1997               1998          1997
------------------------------------------------------------------------------------      ---------------------------
Weighted average number of common shares outstanding......       5,862         5,832              5,870         5,830
Shares issued upon assumed exercise of outstanding
stock options.............................................          45            94                 61            86
                                                               -------       -------            -------       -------
Weighted average number of common and common equivalent
shares outstanding........................................       5,907         5,926              5,931         5,916
                                                               =======       =======            =======       =======
Net Income................................................      $1,759        $2,199             $6,401        $6,481
                                                               =======       =======            =======       =======
Basic net income per common share.........................       $0.30         $0.38              $1.09         $1.11
                                                               =======       =======            =======       =======
Diluted net income per common share ......................       $0.30         $0.37              $1.08         $1.10
                                                               =======       =======            =======       =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         TB Wood's Corporation and Subsidiaries (the "Company") posted net sales for the third quarter 1998 of $34,150, compared to $31,257 for the third quarter 1997, an increase of 9.3 %. Year to date 1998 sales were $104,362 compared to year to date 1997 sales of $93,485, an increase of $10,877 or 11.6%. The increase in net sales in the third quarter and year to date was primarily due to the addition of revenues from Berges Electronics, acquired in December 1997 and the inclusion of Berges September financials in the third quarter. Prior to the third quarter, there was a one month lag in reporting Berges financials. Berges September 1998 net sales were $1,590.

         Cost of sales ("COS") in the third quarter 1998 were $22,312 compared to $19,770 for the same period last year, an increase of 12.9%. COS as a percent of sales in the third quarter 1998 was 65.3% compared to 63.2% for the third quarter 1997. Year to date 1998 COS was $66,896 or 64.1% of sales compared to year to date 1997 COS of $59,540 or 63.7% of sales. The increase as a percent of sales in the second quarter was primarily due to higher manufacturing costs associated with the integration of the gear couplings product line into the San Marcos facility, a shift to lower margin products in the mechanical business, increased manufacturing expenses in the foundry and lower margins at the Canadian subsidiary due to the weaker Canadian currency.

         Selling, general and administrative ("SG&A") expenses for the third quarter 1998 were $8,401, compared to $7,259 for the third quarter 1997, an increase of $1,142 or 15.7%. SG&A as a percent of sales increased to 24.6% in the third quarter 1998 from 23.2% in the third quarter 1997. Year to date 1998 SG&A was $25,132 or 24.1% of sales compared to year to date 1997 SG&A of $21,190 or 22.7% of sales. SG&A expense for the third quarter and year to date 1998 excluding direct SG&A expense at Berges of $6,892 and $21,006 respectively were below the prior year periods.

         Operating income was $3,437 for the third quarter 1998 compared to $4,228 for the third quarter 1997, a decrease of $791 or 18.7%. Operating income as a percent of sales decreased to 10.1% in the third quarter 1998 from 13.5% in the third quarter 1997. Year to date 1998 operating income was $12,334 or 11.8% of sales compared to year to date 1997 operating income of $12,755 or 13.6% of sales, a decrease of $421 or 3.3%.

         Other expense for the third quarter 1998 was $99, compared to other expense of $193 for the same period last year. Year to date 1998 other expense was $183 compared to year to date 1997 other expense of $657. 1997 other expense included charges related to the consolidation of the New Jersey and North Carolina facilities, one time charges related to 1996 acquisitions and foreign currency adjustments.

         Net income for the third quarter 1998 was $1,759 or 5.2% of sales compared to $2,199 or 7.0% of sales for the same period in the prior year, a decrease of $440 or 20.0%. Year to date 1998 net income was $6,401 or 6.1% of sales, compared to year to date 1997 net income of $6,481 or 6.9% of net sales, a decrease of 1.2%.


LIQUIDITY AND CAPITAL RESOURCES (in thousands, except per share amounts)

         The Company's principal sources of funds are cash flows from operations and borrowings under the Company's revolving credit agreement. Net cash flows provided by operating activities were $2,368 and $11,139 for the year to date periods ended October 2, 1998 and October 3, 1997, respectively. This decrease was primarily the result of increased investments in inventory, and payments for accrued expenses.

         The Company used $5,339 for investment purposes for year to date 1998 compared to $9,722 for the year to date 1997, a decrease of $4,383. Capital expenditures were $4,537 in 1998 compared to $4,375 in 1997. In May 1997, the Company acquired Graseby Controls, Inc. for $4,749, net of cash acquired. There have been no such acquisitions in 1998.

         Net cash provided by financing activities for year to date 1998 was $2.3 million, an increase of $3.4 million compared to cash used in financing activities of $1.1 million in the year to date 1997. Net proceeds from the revolving credit facility for year to date 1998 were $6.6 million, which were used to fund operating activities and capital expenditures. This was offset by the payment of dividends of $1.5 million and a decrease in bank overdrafts of $1.0 million. In 1997, the net repayments on the revolving credit facility were $2.2 million, which included borrowing $5.0 million to finance the purchase of Graseby Controls, Inc. The Company also borrowed $2.6 million in 1997 by issuing Variable Rate Demand Revenue Bonds, under the authority of The Industrial Revenue Board of the City of Chattanooga, to finance the new production facility for the electronics systems business.

YEAR 2000

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. As the Year 2000 approaches and thereafter, such systems may be unable to accurately process certain date-based information. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in a variety of business activities. The Company is undertaking a five step process to evaluate the impact of the Year 2000 compliance issue. These steps involve an inventory of Company systems, an evaluation and analysis of systems regarding the Year 2000 compliance impact, implementation of modifications to specified systems, unit testing, and finally systems or integration testing to validate compliance. The Company relies upon third party vendors which supply goods and services to the Company and, although the Company has consulted with various vendors in order to minimize the risk of the Year 2000 compliance issue, such third parties may be affected by the Year 2000 compliance issue. While the Company believes its actions shall have the effect of ameliorating year 2000 risk, there can be no assurance that the Company's internal systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of noncompliance. The failure of the systems or equipment of the Company or third parties could result in the reduction or suspension of the Company's operations and could have a material adverse effect on the Company. Subject to the final results of the evaluation and analysis of the Year 2000 compliance issue, the Company believes that its Year 2000 compliance costs will not be material to its operations, liquidity or capital resources. There is still uncertainty regarding the scope of the Year 2000 compliance issue and, at this time, the Company is unable to quantify the impact of potential Year 2000 compliance failures. The Company's Year 2000 compliance program and possible contingency plans are still being developed and assessed in order to attempt to minimize the effect of failures within the Company's reasonable control.

EURO CURRENCY

         The Company has recognized that effective January 1, 1999 eleven of the fifteen countries of the European Union will begin the transition to the single monetary unit, the "euro". The Company has both operating divisions and customers located in countries that are a part of the European Union. The Company does not believe that there will be any material cost involved in order to comply with these requirements.


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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended October 2, 1998.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on November 16, 1998.

                           TB WOOD'S CORPORATION



                           By: /s/ David H. Halleen
                               -----------------------------------------------
                               DAVID H. HALLEEN
                               Vice President and Treasurer
                               (Principal Financial Officer and
                               Principal Accounting Officer)