Form 10-K
period 1999-01-01
TB WOODS CORP
filed 1999-04-01
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
             For the fiscal year ended January 1, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
             For the transition period from _____ to ____
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

                                                      Name of each Exchange on
               Title of each class                       Which Registered

           Common Stock, $.01 par value                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price on February 26, 1999, was $70,652,376. On February 26, 1999, there were 5,887,698 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K.

                              TB WOOD'S CORPORATION
                    FISCAL YEAR 1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I................................................................................................. 3

         Item 1. Business.............................................................................. 3
         Item 2. Properties............................................................................ 8
         Item 3. Legal Proceedings..................................................................... 8
         Item 4. Submission of Matters to a Vote of Security Holders................................... 8

PART II................................................................................................ 9

         Item 5. Market for Registrant's Common Equity and Related Shareholder Matters................. 9
         Item 6. Selected Financial Data............................................................... 9
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation..10
         Item 8. Financial Statements and Supplementary Data...........................................14
         Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..35

PART III...............................................................................................36

         Item 10. Directors and Executive Officers of the Registrant...................................36
         Item 11. Executive Compensation...............................................................36
         Item 12. Security Ownership of Certain Beneficial Owners and Management.......................36
         Item 13. Certain Relationships and Related Transactions.......................................36

PART IV................................................................................................37

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................37

SIGNATURES.............................................................................................40

                                     PART I

Item 1.  Business.

General

         TB Wood's Corporation (the "Company" or "TB Wood's") is an established designer, manufacturer and marketer of electronic and mechanical industrial power transmission products. The Company's products are sold to North American and international manufacturers and users of industrial equipment. Headquartered in Chambersburg, Pennsylvania, the 142 year-old business operates eleven production facilities with over 1,100 employees in the United States, Canada, Mexico, Germany, and Italy. The Company has a network of more than 700 select independent distributors with over 1,900 locations in North America.

History

         TB Wood's Incorporated was founded in 1857, and entered the power transmission industry at the turn of the century. The Company was incorporated in 1995. In January 1996, a subsidiary of the Company merged with TB Wood's Incorporated ("TBW"), the original Pennsylvania Corporation that was formed in 1857, with TBW as the surviving corporation in the merger.

         Since 1992, the Company has introduced 23 new electronic products or product line extensions, including ten such introductions in the most recent two years. These include a new line of full-featured drives which improve motor performance; extension to 20 horsepower of the Company's successful line of micro-inverters; and drives for motor sizes up to 700 horsepower. In 1998, the Company introduced a unique and high performance integrated motor-drive combination; and a line of customizable, cost-effective drives targeted for industrial Original Equipment Manufacturer ("OEM") applications. Since 1992, the company has introduced nine new mechanical products and product line extensions, including three mechanical belted drive products and four new coupling products.

         The Company uses acquisitions and strategic alliances to enhance product offerings, gain access to technology and products, leverage fixed costs, and extend the Company's global reach. Since 1993 the company has completed eight acquisitions. In the electronics business the company acquired Plant Engineering Consultants, Inc., an established supplier of integrated drive systems for the fibers industry; Ambi-Tech Industries, Inc., a leading manufacturer of electronic brakes; and Graseby Controls Inc., a supplier of high-frequency drives for machine tool applications. In December 1997, the Company acquired Berges electronic GmbH in Germany, and it's subsidiary Berges electronic S.r.l. in Italy. The Berges companies are well-established drive developers, manufacturers and marketers, and are located in the two most important machinery markets in Europe. The Company's mechanical business acquisitions include several lines of flexible couplings and variable speed drives from Dana Corporation; Grupo Blaju S.A. de C.V., the leading Mexican manufacturer and marketer of belted drives; and Deck Manufacturing, a producer of gear couplings. The Company has strategic alliances with companies in Finland, France, Switzerland, Australia and Japan.

Industry Overview

         The power transmission industry provides electronic and mechanical products used in manufacturing and material processing activities that transfer controlled power from a motor or engine to a machine. The power transmission industry consists of three product categories: mechanical power transmission components, gear boxes and electronic drives. The Company competes in the electronic drives and mechanical power transmission component's product categories.

Products

         The products manufactured by the Company are classified into two segments, mechanical business and electronics business. The mechanical business segment includes belted drives and couplings. The electronics business segment includes electronic drives and electronic drive systems. Products of these segments are sold to distributors, original equipment manufacturers, and end users for manufacturing and commercial applications.

         For further product information, refer to the consolidated financial statements and footnote No. 9 included in this Form 10-K.

                                            1998                        1997                       1996
                                            ----                        ----                       ----

                                       Net Sales      %            Net Sales      %         Net Sales      %
                                       ---------      -            ---------      -         ---------      -
Electronic power                         $57.0      42.6%            $44.0      35.5%         $32.9      32.1%
transmission
products

Mechanical power                          76.9      57.4%             80.0      64.5%          69.6      67.9%
transmission
products
                                        $133.9     100.0%           $124.0     100.0%        $102.5     100.0%

Electronic Product Offering

         The Company designs and manufactures Alternating Current ("AC") and Direct Current ("DC") electronic drives and integrated electronic drive systems that are marketed throughout North America and internationally. These products are used to control the speed, acceleration, and other operating characteristics of electric motors in manufacturing processes. The Company's standard AC electronic drive products, which represent most of its electronic drive product offering net sales, are programmable to meet the needs of specific applications with particular strengths in food processing, materials handling, packaging and general machinery applications. The Company's electronic products are designed to meet both North American and European standards. The Company's integrated electronic drive systems consist of uniquely configured AC and/or DC electronic drives, programmable logic controllers and in-house designed custom software. These systems are packaged in custom enclosures to meet the requirements of specific applications.

Mechanical Product Offering

         The Company's mechanical product offering includes a full line of stock and made-to-order products including V-belt drives, synchronous drives, open belted variable speed drives and a broad line of flexible couplings, as well as hydrostatic drives, clutches and brakes. These products are used in a variety of industrial applications to transmit power from motors and engines to machines. The primary markets for these products are the construction, oil field and specialized industrial machinery, food processing, material handling, pumps, compressors, mining, pulp and paper and agricultural equipment industries.

Marketing and Distribution

         The Company's products are sold principally throughout North America and, to a lesser extent, internationally. In North America, the Company sells to selected, authorized, industrial distributors who resell the Company's products to industrial consumers and Original Equipment Manufacturers ("OEMs"). The Company also sells directly to approximately 1,150 OEMs. The Company's marketing alliances include licensing agreements and distribution agreements with distributors and manufacturers who, in some cases, market the Company's products under private label agreements. The Company has its own technical sales force in North America of more than 40 people and several specialized manufacturers' representatives.

         The Company operates central distribution centers in Chambersburg, Pennsylvania; Stratford, Ontario and Mexico City, Mexico and regional distribution centers in Atlanta, Georgia; Elk Grove, Illinois; Dallas, Texas; Los Angeles, California; Portland, Oregon; Montreal, Quebec; Edmonton, Alberta and Marienheide, Germany.

         The Company's products are manufactured to maintain stock inventories and on-time delivery is important. Order backlogs are generally less than one month's customer shipments and are not considered to be material in amount.

Customers

         The Company's products are consumed principally by industrial users. The Company's OEM customers include a number of Fortune 500 companies. The Company's distributor customers include, among others, Motion Industries and Kaman Industrial Technologies who are among the largest distributors in the power transmission industry. In addition, the Company's distributors also sell to OEMs. Management believes that the Company is one of the leading suppliers of power transmission products, based on sales volume, to its distributors. The Company's five largest customers accounted for approximately 25% of the Company's net sales in 1998.

Competition

         The power transmission industry is highly competitive. Competitive factors in the AC and DC electronic drive product categories include product performance, physical size of the product, tolerance for hostile environments, application support, availability and price. The Company's competitors in these product categories include large multi-national companies in North America, Europe and Asia, as well as many small, domestic niche manufacturers. The integrated electronic drive system market is driven by increased demand from end users for greater speed and process control. This market includes maintenance and replacement of existing systems, upgrades to existing systems and new capacity expansion. Competitive factors include process knowledge and engineering, software design, product durability and price. Major systems competitors include Asea Brown Boveri, Allen Bradley and Siemens Corp. The Company competes with several divisions of large industrial companies as well as many small to mid-sized independent companies in the mechanical product category. Competitive factors include availability, quality, price, size capability, engineering and customer support. The Company's most significant competitors in the mechanical product category include Dodge, Emerson Electric Co. Inc., Martin Sprocket and Gear, Rexnord Corp. and Lovejoy Industries Inc. Management believes that there are no significant foreign competitors in the North American mechanical product market because of a fragmented customer base, prohibitive freight costs as compared to selling price and difficult access to existing distribution channels.

Research and Development

         The Company's research and development efforts include the development of new products, the testing of products, and the enhancement of manufacturing techniques and processes. The Company's annual expenditures for research and development (including royalties and payments to third parties) as a percent of net sales during the last three fiscal years have been 2.6% for 1998, 3.0% for 1997 and 3.2% for 1996, with a substantially higher percentage being spent on the electronics business. (For further information, refer to footnote No. 9 of the consolidated financial statements included in this Form 10-K.) A new Technology Center is being completed at the Chambersburg facility and is designed to make the research and development investment more productive by making it easier for engineers to share insights and collaborate on projects.

Raw Materials

         The Company uses purchased standard components in all of its electronics products. The Company also purchases components designed by its engineers. These purchased components include power transistors, capacitors, printed circuit boards, aluminum heat sinks, plastic enclosures and sheet metal stampings. These electronic parts and components are purchased from a number of suppliers and management has taken steps to qualify multiple sources for key items. The principal raw materials used in the Company's mechanical manufacturing operations are various types of steel, including pig iron, metal stampings, castings, forging and powdered metal components. The Company also designs, tools and out-sources special components made of aluminum, powdered metal and polymers. The Company purchases the materials used in its mechanical manufacturing operations from a number of suppliers and management believes that the availability of its materials is adequate.

Patents and Trademarks

         The Company owns patents relating to its coupling, composite, synchronous drive, open belted variable speed drive electronic drive and clutch/brake product lines. The Company also owns several patents relating to the design of its products. From time to time, the Company will grant licenses to others to use certain of its patents and will obtain licenses under the patents of others. In addition, the Company owns or has the right to use registered United States trademarks for the following principal products:
Sure-Flex(R), Formflex(R), Ultra-V(R), Roto-Cone(R), Var-A-Cone(TM), True Tube(TM), E-trAC(R), Ultracon(R), Fiberlink(TM), Dura-Flex, Disc-O-Torque, DST, E-Trol, HST, IST, NLS, Roto-Cam, Softron, and Sure-Grip.

Employees

         As of January 1, 1999, the Company employed over 1,100 people. Approximately 33 of the Company's hourly employees located at its Stratford, Ontario, Canada facility are represented by the United Steelworkers of Canada pursuant to a collective bargaining agreement dated January 20, 1998 that expires on January 19, 2001. Approximately 115 of the Company's employees located at its Mexico City, Mexico facility are represented by the National Metal Workers' Union of Mexico pursuant to a collective bargaining agreement that expires on January 31, 2000. The Company has created the TB Wood's Institute, which offers training programs to improve employees' operating, management and team-building skills.

Environmental Matters

         As with most industrial companies, the Company's operations and properties are required to comply with, and are subject to liability under, federal, state, local and foreign laws, regulations and ordinances relating to the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes. The nature of the Company's operations exposes it to the risk of claims with respect to environmental matters and there can be no assurance that material costs will not be incurred in connection with such liabilities or claims.

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

         The Mt. Pleasant Facility is currently listed on Michigan's inactive hazardous waste site list pursuant to the Michigan version of CERCLA (formerly known as "Act 307", amended and recodified on June 5, 1995 as Part 201 of the Natural Resources and Environmental Protection Act ("Part 201")). The Mt. Pleasant Facility was first placed on the Michigan hazardous waste site list in 1991, when the Facility was owned by Dana Corporation. When the Company acquired the Mt. Pleasant Facility from Dana Corporation, the Asset Purchase Agreement dated March 31, 1993 (the "Asset Purchase Agreement") included an environmental indemnity provision. Pursuant to this provision, Dana Corporation agreed to indemnify the Company with respect to any environmental liabilities to the extent they arose out of environmental conditions first occurring on or before the closing date, including the presence or release of any hazardous substances at, in, or under the Mt. Pleasant Facility and with respect to the identification of the Mt. Pleasant Facility on the Michigan list of inactive hazardous waste sites. The Dana Corporation is completing its investigation of the property and has proposed to the Michigan Department of National Resource that it conduct a limited remediation with respect to the volatile organic compounds found in soils and groundwater. The Company has not been notified by the Michigan Department of Natural Resources or any other governmental agency or person that it has any responsibility for investigating or remediating such environmental conditions. Although the Company has no reason to believe Dana Corporation cannot fulfill its remediation and indemnification obligations under the Asset Purchase Agreement, if Dana Corporation is unable to fulfill such commitments, then the Company may incur additional costs.

         The Company believes that its facilities are in substantial compliance with current regulatory standards applicable to air emissions under the Clean Air Act Amendments of 1990 ("CAAA"). At this time, the Company cannot estimate when other new air standards will be imposed or what technologies or changes in processes the Company may have to install or undertake to achieve compliance with any applicable new requirements at its facilities. The Company has no reason to believe that such expenditures are likely to be material.

         Similarly, based upon the Company's experience to date, the Company believes that the future cost of currently anticipated compliance with existing environmental laws relating to wastewater, hazardous waste and employee and community right-to-know should not have a material adverse effect on the Company's financial condition.

Item 2.  Properties.

The Company owns and operates the following facilities:

          Location                                       Operations                                        Sq. Feet
          --------                                       ----------                                        --------
Chambersburg, Pennsylvania    Foundry production of iron, and manufacturing and engineering                 440,000
                              of mechanical products. Central distribution, administrative offices and corporate headquarters.

Scotland, Pennsylvania        Manufacturing and engineering of electronic products.                          51,300

Trenton, Tennessee            Manufacturing of mechanical products.                                          60,000

Stratford, Ontario            Manufacturing of mechanical products.  Central distribution and                46,000
                              administrative offices for Canada.

San Marcos, Texas             Manufacturing and engineering of mechanical products.                          31,000*

Mt. Pleasant, Michigan        Manufacturing of mechanical products.                                          30,000

Chattanooga, Tennessee        Manufacturing , engineering and sales of integrated electronic                 60,000
                              drive systems. Headquarters of PEC.

Greensboro, North Carolina    Manufacturing of electrical products                                           18,000

Marienheide, Germany          Manufacturing , engineering and sales of electronic products.                   9,800*
                              Central distribution and administrative offices
                              for Berges electronic GmbH.

Naturns, Italy                Manufacturing of electrical products.                                          19,500*

Elk Grove, Illinois           Distribution center.                                                           21,700

------------------------------
*Includes certain leased space

         In addition, the Company leases manufacturing facilities in: Mexico City, Mexico, and distribution facilities in: Atlanta, Georgia; Dallas, Texas; Montreal, Quebec; Edmonton, Alberta; Los Angeles, California and Portland, Oregon.


Item 3.  Legal Proceedings.

         The Company is a party to various legal actions arising in the ordinary course of business. The Company does not believe that the outcome of any of these actions will have a materially adverse affect on the consolidated financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted for a vote of the security holders during the fiscal quarter ended January 1, 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         The Company consummated the Initial Public Offering ("IPO") of its common stock on February 8, 1996 and its Common Stock is listed on the New York Stock Exchange. The high and low prices for the Common Stock, and dividends paid on Common Stock, during the period from January 3, 1997 though January 1, 1999 were as follows:

                                                  Sales Price                            Dividends
                                                  -----------                            ---------
                                             High              Low               Declared      Paid in Cash
                                             ----              ---               --------      ------------
                 Fiscal Year 1997
                 ----------------
                 1st quarter                $14.13           $10.75                     -              $.08
                 2nd quarter                 16.50            12.75                   .08               .08
                 3rd quarter                 19.50            14.00                   .08               .08
                 4th quarter                 22.25            18.06                   .08               .08

                 Fiscal Year 1998
                 ----------------
                 1st quarter                $23.12           $20.50                  $.08              $.08
                 2nd quarter                 24.50             20.81                  .09               .09
                 3rd quarter                 21.06             14.56                  .09               .09
                 4th quarter                 14.81             11.75                  .09               .09

         On February 26, 1999 there were 165 registered shareholders of the Company's Common Stock, and the high and low sales prices for the Common Stock were both $12.00. During fiscal year 1998, the Company declared and paid total dividends of $.35 on the shares of its Common Stock. The Company declared a $.09 dividend on January 5, 1999, and paid it on January 29, 1999. The declaration of any dividend, including the amount thereof, will be at the discretion of the Board of Directors of the Company, and will depend on the Company's then current financial condition, results of operations and capital requirements, and such other factors as the Board of Directors deems relevant.


Item 6.  Selected Financial Data.

         The following tables set forth selected historical financial and operating data for the Company for each of the five years through fiscal year 1998 and have been derived from the Company's financial statements which have been audited by the Company's independent public accountants. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation."

         Effective fiscal year 1995, the Company changed its year-end to the Friday closest to the last day of December. Fiscal year-ends are as follows:

                           1998             January 1, 1999
                           1997             January 2, 1998
                           1996             January 3, 1997
                           1995             December 29, 1995
                      1994  & prior         December 31 of calendar year.

                                                              Selected Financial Data

(in thousands, except per share data)                                                Fiscal Year
                                                            1998           1997         1996         1995       1994
Revenue and Income
Net sales                                               $133,949       $124,027     $102,505     $102,307    $95,315
Gross profit                                              47,589         45,012       37,747       36,111     32,886
Operating income                                          15,566         16,951       12,573       12,593      9,795
Net income, before one-time charges*                       7,890          8,689        6,294        4,599      3,077
                                                   -----------------------------------------------------------------
Cash Flow
Cash provided by operations                               $6,362        $16,829       $9,090       $9,214     $5,379
Capital expenditures                                       7,481          5,824        3,762        4,531      2,722
                                                   -----------------------------------------------------------------
Assets and Liabilities
Working capital**                                        $34,644        $27,862      $26,962      $26,160    $24,931
Total assets                                              96,025         89,617       73,395       66,631     61,075
Total debt                                                32,469         26,539       22,227       41,463     42,661
Shareholders' equity (deficit)                            28,515         23,606       16,875      (7,488)   (12,866)
                                                   -----------------------------------------------------------------
Per Share Data
Net income, before one-time charges*                       $1.33          $1.47        $1.12        $1.21       $.82
Cash dividends declared                                      .35            .24          .32            -          -
Book value                                                  4.81           3.99         3.01       (1.97)     (3.43)
                                                   -----------------------------------------------------------------

Weighted average shares outstanding                        5,932          5,921        5,600        3,810      3,750

* Before $1,654 of one-time charges in 1996 related to the write-off of a non-compete agreement and the early retirement of debt related to the IPO and $839 of one-time income in 1994 related to the sale of a product line
** Working capital is defined as the sum of accounts receivable, inventory, and other current assets, less accounts payable and accrued expenses.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Year Ended January 1, 1999 Compared to Year Ended January 2, 1998

         Net sales for fiscal 1998 increased to $133.9 million from $124.0 million in 1997, an increase of $9.9 million, or 8.0%. The increase in sales was primarily due to increased electronics business sales resulting from the acquisition of Berges electronic GmbH on December 1, 1997. The year 1998 started off with record sales in the first quarter, but beginning in the second quarter, a softening in our North American market resulted in lower sales levels for the remainder of the year.

         Gross profit for 1998 increased to $47.6 million from $45.0 million in 1997, an increase of $2.6 million, or 5.7%. Gross profit as a percent of net sales decreased to 35.5% from 36.3%, due primarily to lower margins in the mechanical business resulting from expenditures for tooling and start-up costs related to new business, training of new employees, and consolidation of the gear coupling product line in our San Marcos facility.

         Selling, general, and administrative ("SG&A") expense for fiscal 1998 increased to $32.0 million from $28.1 million in 1997, an increase of $3.9 million or 14.1%. SG&A expense as a percent of net sales increased to 23.9% from 22.6%, primarily as a result of higher SG&A expense as a percent of sales at Berges electronic GmbH which was not included in 1997 operating results.

         Other expense for fiscal 1998 decreased to $2.4 million from $2.5 million in 1997, a decrease of $0.1 million or 1.9%. Interest expense, a component of total other expense, increased to $2.0 million in 1998 from $1.7 million in 1997. This increase was due primarily to higher debt levels in 1998, offset by lower interest rates. The effective tax rate for 1998 was 40.0%. Details of the provision for income taxes are discussed in Note 5 to the financial statements.

         Net income for fiscal 1998 decreased to $7.9 million from $8.7 million in 1997, a decrease of $.8 million, or 9.2%.

Year Ended January 2, 1998 Compared to Year Ended January 3, 1997

         Net sales for fiscal 1997 increased to $124.0 million from $102.5 million in 1996, an increase of $21.5 million or 21.0%. The improvement was broad-based with sales from existing businesses increasing $15.8 million or 15.4% and sales from businesses acquired in late 1996 and 1997 contributing an additional $5.7 million.

         Gross profit increased to $45.0 million from $37.7 million in 1996, an increase of $7.3 million or 19.2%. Gross profit as a percent of net sales decreased to 36.3% from 36.8%, due primarily to shifts in product mix and higher costs of sales in the mechanical business resulting from the integration of the gear coupling acquisition.

         SG&A expense for fiscal 1997 increased to $28.1 million from $25.2 million in 1996, an increase of $2.9 million or 11.5%. SG&A expense as a percent of net sales decreased to 22.6% from 24.6%, primarily as a result of the significantly higher sales volume and implementation of cost reduction initiatives.

         Other expense, excluding extraordinary items, for fiscal 1997 decreased to $2.5 million from $2.6 million in 1996, a decrease of $0.1 million or 4.2%. Interest expense, a component of total other expense, decreased to $1.7 million in 1997 from $2.0 million in 1996. This decrease was due primarily to lower borrowings in the first part of 1997. The effective tax rate for 1997 was 40.0%. Details of the provision for income taxes are discussed in Note 5 to the financial statements. In 1996, an extraordinary item of $1.3 million, net of tax, was related to early repayment of debt with the proceeds from the Initial Public Offering ("IPO").

         Net income for fiscal 1997 increased to $8.7 million from $6.3 million in 1996, before one-time charges, an increase of $2.4 million, or 38.1%.

Liquidity and Capital Resources

         The Company's principal sources of funds are cash flow from operations and borrowings under the Company's revolving credit agreement. Cash provided from operations in 1998 was $6.4 million, a decrease of $10.5 million from the prior year. Net cash used for investing activities during fiscal years 1998, 1997, and 1996 was $7.9 million, $16.7 million, and $9.2 million, respectively. The Company's investing activities in 1998 were primarily capital expenditures. In 1997, the Company acquired Graseby Controls, Inc., through a purchase of stock, and acquired the assets of Berges electronic GmbH for a total of $9.9 million, net of acquired cash. In 1996, the Company acquired the assets of Deck Manufacturing Corp. and Ambi-Tech, Inc., and purchased the stock of Grupo Blaju S.A. de C.V. for a total of $3.7 million in cash and notes. Also in 1996, the Company purchased 21% of T. B. Wood's Canada Ltd. for $1.6 million to make the Company's Canadian operations a wholly owned subsidiary.

         Capital expenditures for fiscal years 1998, 1997, and 1996 were $7.5 million, $5.8 million, and $3.8 million, respectively. During the last three fiscal years, the Company has made significant capital investments in computer controlled surface ("CNC") mount production lines for populating semi-conductors onto circuit boards, test and production equipment at the Company's foundry in Chambersburg, and other equipment to improve and modernize production facilities. In 1998, the Company initiated two major facility projects: 1) an engineering center in Chambersburg scheduled for completion in late 1999 and 2) a new plant in San Marcos, Texas to manufacture flexible couplings, which will be operational in the first quarter of 1999. In 1997, the Company purchased a $2.1 million facility for its electronics systems business in Chattanooga, Tennessee. These capital expenditures are intended to reduce costs, improve product quality, and provide additional capacity for meeting the Company's growth objectives.

         In April 1997, the Company borrowed $2.6 million by issuing Variable Rate Demand Revenue Bonds, under the authority of The Industrial Revenue Board of the City of Chattanooga, Tennessee, to finance a new facility for the electronics systems business.

         On February 8, 1996, the Company completed an Initial Public Offering of its Common Stock that raised approximately $22.5 million in aggregate gross proceeds for the Company. The proceeds, net of issuance costs, of $19.8 million were used to repay debt. The Company paid $2.1 million in dividends during 1998. The Company paid a $.08 per share dividend in the first quarter and a $.09 per share dividend in the second, third, and fourth quarters of 1998, and declared a $.09 dividend on January 5, 1999, paid on January 29, 1999, to shareholders of record on January 15, 1999.

         The Company believes that it will have sufficient cash flow from operations and available borrowings to meet its future short-term and long-term cash needs for interest, operating expenses, and capital expenditures.

Derivative Financial Instruments

         Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company's primary market risk exposures are interest rate and unfavorable movements in exchange rates between the U.S. dollar and each of the Mexican peso, Canadian dollar, German deutsche mark, Indian rupee, and Italian lira. Monitoring and managing these risks is a continual process carried out by senior management. Market risk is managed based on an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible affects on both total return and reported earnings. The Company's financial advisors, both internal and external, provide ongoing advice regarding trends that affect management's assessment.

         Interest Rate Derivatives at                  1999              2000             2001
         -------------------------------------------------------------------------------------
         Interest Rate Swap:
            Variable to Fixed
            Fixed Rate U.S. $.......................  10,000            10,000         10,000
            Average Pay Rate........................    5.75%             5.75%          5.75%

         The Securities and Exchange Commission has qualified Mexico as a highly inflationary economy under the provisions of SFAS No. 52, effective 1997. The re-measurement of the Company's operation is recorded in the accompanying Statement of Operations.

Year 2000

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. As the Year 2000 approaches and thereafter, such systems may be unable to accurately process certain date-based information. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in a variety of business activities. The Company has implemented a five step process to evaluate the impact of the Year 2000 compliance issue. These steps involve an inventory of Company systems, an evaluation and analysis of systems regarding the Year 2000 compliance impact, implementation of modifications to specified systems, unit testing, and finally systems or integration testing to validate compliance. The Company relies upon third party vendors which supply goods and services to the Company and, although the Company has consulted with various vendors in order to minimize the risk of the Year 2000 compliance issue, such third parties may be affected by the Year 2000 compliance issue. While the Company believes its actions shall have the effect of ameliorating year 2000 risk, there can be no assurance that the Company's internal systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of noncompliance. The failure of the systems or equipment of the Company or third parties could result in the reduction or suspension of the Company's operations and could have a material adverse affect on the Company. Subject to the final results of the evaluation and analysis of the Year 2000 compliance issue, the Company believes that its Year 2000 compliance costs will not be material to its operations, liquidity or capital resources. There is still uncertainty regarding the scope of the Year 2000 compliance issue and, at this time, the Company is unable to quantify the impact of potential Year 2000 compliance failures. The Company's Year 2000 compliance program and possible contingency plans are still being developed and assessed in order to attempt to minimize the effect of failures within the Company's reasonable control.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings in the current period unless specific hedge accounting criteria are met. The Company plans to adopt SFAS No. 133 in the first quarter of fiscal 2000. Management is still assessing the impact of the adoption of this statement on the financial statements. Currently, management does not believe the adoption of this statement will have a material impact on the Company's financial statements.

Safe Harbor Statement

         Under the Private Securities Litigation Reform Act of 1995, except for the historical information contained herein, this annual report contains forward-looking statements about matters which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data.

                                                                                                              Page
                                                                                                              ----
Report of Independent Public Accountants.....................................................................   15

Consolidated Balance Sheets as of January 1, 1999, January 2, 1998 and January 3, 1997.......................   16

Consolidated Statements of Operations for the Years Ended January 1, 1999, January 2, 1998,
         and January 3, 1997 ................................................................................   17

Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Years Ended
         January 1, 1999, January 2, 1998, and January 3, 1997 ..............................................   18

Consolidated Statements of Cash Flows for the Years Ended January 1, 1999, January 2, 1998,
         and January 3, 1997 ................................................................................   19

Notes to Consolidated Financial Statements...................................................................   20

                                       14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
TB Wood's Corporation:

         We have audited the accompanying consolidated balance sheets of TB Wood's Corporation (a Delaware corporation) and Subsidiaries as of January 1, 1999 and January 2, 1998 and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended January 1, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TB Wood's Corporation and subsidiaries as of January 1, 1999 and January 2, 1998 and the results of their operations and their cash flows for each of the three years in the period ended January 1, 1999 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 12, 1999

                     TB Wood's Corporation And Subsidiaries
                           Consolidated Balance Sheets

(in thousands, except per share and share amounts)                                1998           1997       1996
----------------------------------------------------------------------- ---------------- --------------- ----------
ASSETS
Current Assets:
Cash and cash equivalents                                                        $2,521          $2,552       $306
Accounts receivable, less allowances for doubtful accounts, discounts,
     and claims of $414, $476 and $437 in 1998, 1997 and 1996,                   17,428          20,174     15,518
respectively
Inventories:
     Finished goods                                                              21,433           15417     16,293
     Work in process                                                              8,370           8,467      7,994
     Raw materials                                                                5,982           6,073      3,755
     LIFO reserve                                                                (5,930)         (3,819)    (4,057)
                                                                        ---------------- --------------- ----------
                                                                                 29,855          26,138     23,985
Other current assets                                                              2,705             967      1,053
                                                                        ---------------- --------------- ----------
     Total current assets                                                        52,509          49,831     40,862
                                                                        ---------------- --------------- ----------
Property, Plant, and Equipment:
Machinery and equipment                                                          43,131          36,782     33,075
Land, buildings, and improvements                                                12,118          11,100      8,577
                                                                        ---------------- --------------- ----------
                                                                                 55,249          47,882     41,652
Less accumulated depreciation                                                    27,553          23,794     21,154
                                                                        ---------------- --------------- ----------
                                                                                 27,696          24,088     20,498
                                                                        ---------------- --------------- ----------
Other Assets:
Deferred income taxes (Note 5)                                                    3,570           4,602      5,249
Goodwill, net of accumulated amortization of
     $1,418, $1,123 and $958 in 1998, 1997 and 1996, respectively                10,059           9,122      4,603

Other                                                                             2,191           1,974      2,183
                                                                        ---------------- --------------- ----------
     Total other assets                                                          15,820          15,698     12,035
                                                                        ---------------- --------------- ----------
                                                                                $96,025         $89,617    $73,395
                                                                        ================ =============== ==========

LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
Current maturities of long-term debt (Note 4)                                      $378            $611       $520
Accounts payable                                                                  6,332           8,610      5,210
Checks outstanding                                                                1,705           1,615      1,532
Accrued expenses (Note 3)                                                         9,012          10,987      8,384
Deferred income taxes (Note 5)                                                    1,589             729        539
                                                                        ---------------- --------------- ----------
     Total current liabilities                                                   19,016          22,552     16,185
                                                                        ---------------- --------------- ----------
Long-term debt, less current maturities (Note 4)                                 32,091          25,928     21,707
Postretirement benefit obligation, less current portion                          16,403          17,531     18,628

Commitments and Contingencies (Note 7):
Shareholders' Equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, no shares issued or outstanding                                           0               0          0
Common stock, $.01 par value; 40,000,000 shares authorized, 5,909,286 issued and 5,899,168 outstanding in 1998, 5,859,286 issued and
5,849,772 outstanding in 1997 and 3,375,0000 shares issued and
outstanding in 1996                                                                  59              58         58
Common stock in treasury at cost; 10,118 in 1998, 9,514 in  1997 and
0 in 1996                                                                          (158)           (181)         0
Additional paid-in capital                                                       28,821          28,340     28,158
Retained Earnings / Accumulated deficit                                           1,136          (4,408)   (11,306)
Accumulated other comprehensive income                                           (1,343)           (203)       (35)
                                                                        ---------------- --------------- ----------
     Total shareholders' equity                                                  28,515          23,606     16,875
                                                                        ---------------- --------------- ----------
                                                                                $96,025         $89,617    $73,395
                                                                        ================ =============== ==========


The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries
                      Consolidated Statements of Operations

 (in thousands, except per share amounts)                                          1998            1997            1996
-----------------------------------------                                          ----            ----            ----
Net sales                                                                      $133,949        $124,027        $102,505
Cost of sales                                                                    86,360          79,015          64,758
                                                                      -----------------  --------------- ---------------
     Gross profit                                                                47,589          45,012          37,747
Selling, general, and administrative expenses                                    32,023          28,061          25,174
                                                                       ----------------- --------------- ---------------
     Operating income                                                            15,566          16,951          12,573
                                                                       ----------------- --------------- ---------------
Other (expense) income:
     Interest expense and other finance charges                                 (2,040)         (1,695)         (1,982)
     Other, net                                                                   (380)           (773)           (593)
                                                                       ----------------- --------------- ---------------
          Other expense, net                                                    (2,420)         (2,468)         (2,575)
                                                                       ----------------- --------------- ---------------
Income before provision for income taxes and extraordinary item                  13,146          14,483           9,998
Provision for income taxes (Note 5)                                               5,256           5,794           4,053
                                                                       ----------------- --------------- ---------------

Income before extraordinary item                                                  7,890           8,689           5,945
Extraordinary item, early extinguishment of debt
     (less related income tax benefit of $870)                                        0               0         (1,305)
                                                                       ----------------- --------------- ---------------
Net income                                                                       $7,890          $8,689          $4,640
                                                                       ================= =============== ===============
Per share of common stock:
Basic:
   Income before extraordinary item                                              $ 1.34           $1.49           $1.08
   Extraordinary item                                                               .00             .00           (.24)
                                                                       ----------------- --------------- ---------------
Net income per common share                                                       $1.34           $1.49           $ .84
                                                                       ================= =============== ===============
Weighted average shares of common stock and
   equivalents outstanding                                                        5,874           5,833           5,520
                                                                       ----------------- --------------- ---------------
Per diluted share of common stock:
     Income before extraordinary item                                             $1.33           $1.47           $1.06
     Extraordinary item                                                             .00             .00           (.23)
                                                                       ----------------- --------------- ---------------

Net income per common share                                                       $1.33           $1.47            $.83
                                                                       ================= =============== ===============
Weighted average shares of common stock
     and equivalents outstanding                                                  5,932           5,921           5,600
                                                                       ================= =============== ===============

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries
      Consolidated Statements of Changes in Shareholders' Equity (Deficit)

                                                                                                                    Foreign
                                                                                        Additional                  Currency
                                                  Common                     Treasury    Paid-In   Accumulated     Translation
(in thousands)                                    Stock        Warrants       Stock      Capital     Deficit        Adjustment
--------------                                    -----        --------       -----      -------     -------       ----------
Balance, December 29, 1995                          33           500            0         6,104      (14,094)         (31)
Net income                                           0             0            0             0        4,640            0
Issuance of stock in connection with the
     Initial Public Offering                        20             0            0        19,803            0            0
Investment in Wood's-Canada                          0             0            0        (1,600)           0            0
Exercise of warrants                                 4          (500)           0           500            0            0
Gain on repayment of subordinated note               0             0            0         2,992            0            0
Dividends declared                                   0             0            0             0       (1,852)           0
Stock option compensation and proceeds
  from options exercised                             1             0            0           359             0           0
Foreign currency translation adjustment              0             0            0             0             0          (4)
----------------------------------------- ------------- ------------- ------------ ------------- ------------- ------------

Balance, January 3, 1997                            58             0            0        28,158      (11,306)         (35)
Net income                                           0             0            0             0         8,689            0
Stock issuance for 401(k) plan                       0             0            0           100             0            0
Dividends declared                                   0             0            0             0        (1,400)           0
Stock option compensation and proceeds
  from options exercised                             0             0           95            82             0            0
Treasury stock, net                                  0             0         (276)            0          (391)           0
Foreign currency translation adjustment              0             0            0             0             0         (168)
----------------------------------------- ------------- ------------- ------------ ------------- ------------- ------------

 Balance, January 2, 1998                           58             0         (181)       28,340        (4,408)        (203)
Net income                                           0             0            0             0         7,890            0
Stock issuance for 401(k) plan                       0             0            0             0             0            0
Dividends declared                                   0             0            0             0       (2,056)            0
Stock option compensation and proceeds
  from options exercised                             1             0          467           481         (257)            0
Treasury stock, net                                  0             0         (444)            0          (33)            0
Foreign currency translation adjustment              0             0            0             0            0        (1,140)
----------------------------------------- ------------- ------------- ------------ ------------- ------------- ------------

Balance, January 1, 1999                           $59            $0        $(158)      $28,821       $1,136       $(1,343)
                                          ============= ============= ============ ============= ============= ============

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries
                      Consolidated Statements Of Cash Flows

(in thousands)                                                                        1998            1997            1996
-------------------------------------------------------------------------- ---------------- --------------- ---------------
Cash Flows from Operating Activities:
Net income                                                                          $7,890          $8,689          $4,640
                                                                           ---------------- --------------- ---------------
Adjustments to reconcile net income to net cash provided by operating activity:
     Depreciation and amortization                                                   4,374           4,097           3,427
     Deferral of interest and management fees payable to affiliates                      0               0             288
     Change in deferred income taxes, net                                            1,892             837         (1,095)
     Stock option compensation expense                                               1,222             101             140
     Net loss (gain) on sale of assets                                                   5              10            (44)
     Write off of non-compete agreement                                                  0               0             563
     Extraordinary loss on early extinguishment of debt, net                             0               0           1,305
     Other                                                                             (28)              0               0
     Changes in working capital, net of effects of acquisitions:
          Accounts receivable                                                        2,746            (173)           (854)
          Inventories                                                               (4,157)          1,876          (1,615)
          Prepaid expenses and other current assets                                 (1,955)           (227)           (751)
          Accounts payable                                                          (2,278)          1,531             631
          Accrued and other liabilities                                             (3,349)             88           2,455
                                                                           ---------------- --------------- ---------------
               Total adjustments                                                    (1,528)          8,140           4,450
                                                                           ---------------- --------------- ---------------
               Net cash provided by operating activities                             6,362          16,829           9,090
                                                                           ---------------- --------------- ---------------
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired                                                       0          (9,914)         (2,920)
Capital expenditures                                                                (7,481)         (5,824)         (3,762)
Purchase of minority interest in subsidiary                                              0               0          (1,600)
Proceeds from sales of fixed assets                                                    414              65             128
Other, net                                                                            (792)         (1,003)         (1,004)
                                                                           ---------------- --------------- ---------------
     Net cash used in investing activities                                          (7,859)        (16,676)         (9,158)
                                                                           ---------------- --------------- ---------------
Cash Flows from Financing Activities:
Change in checks outstanding                                                            90              83           (516)
Repayments of subordinated note and associated taxes                                     0               0        (13,094)
Repayments of proceeds from long-term debt, net                                      (357)           2,003        (14,564)
Repayments of original revolving credit facility, net                                    0               0        (10,721)
Proceeds from the PNC revolving credit facility, net (Note 4)                        6,287           2,300          20,200
Proceeds from public sale of common stock                                                0               0          19,823
Payment of dividends                                                                (2,056)         (1,866)         (1,386)
Proceeds from issuance of stock upon option exercise                                    70              17             219
Treasury Stock                                                                      (1,428)           (276)              0
                                                                           ---------------- --------------- ---------------
     Net cash provided by (used in) financing activities                             2,606           2,261            (39)
                                                                           ---------------- --------------- ---------------
Effect of changes in foreign exchange rates                                        (1,140)           (168)             (4)
                                                                           ---------------- --------------- ---------------

(Decrease) increase in cash and cash equivalents                                      (31)           2,246           (111)
Cash and cash equivalents at beginning of year                                      2,552              306            417
                                                                           ---------------- --------------- ---------------
Cash and cash equivalents at end of year                                           $2,521           $2,552           $306
                                                                           ================ =============== ===============
Income taxes paid during the year                                                  $3,819           $6,307         $5,409
                                                                           ================ =============== ===============
Interest paid during the year                                                      $2,040           $1,573         $2,040
                                                                           ================ =============== ===============

The accompanying notes are an integral part of these consolidated financial statements

                     TB Wood's Corporation And Subsidiaries
                   Notes To Consolidated Financial Statements
               (in thousands, except per share and share amounts)

1.        NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

         TB Wood's Corporation and subsidiaries (collectively, "Wood's" or the "Company") is an established designer, manufacturer, and marketer of electronic and mechanical industrial power transmission products which are sold to distributors, domestic and international manufacturers and users of industrial equipment. Principal products of the Company include electronic drives, integrated electronic drive systems, mechanical belted drives, and flexible couplings. The Company has operations throughout the United States, Canada, Mexico, Germany, Italy and India. The accompanying consolidated financial statements include the accounts of TB Wood's Corporation and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

         Year-End
         Fiscal year-ends are as follows:

         1998........................................January 1, 1999
         1997........................................January 2, 1998
         1996........................................January 3, 1997

         The accompanying consolidated financial statements include the accounts of TB Wood's Corporation and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash

         At January 1, 1999, $410 of cash is restricted under the Variable Rate Demand Revenue Bonds (Note 4). This cash may be used for building renovations, improvements or other capital expenditures related to a new production facility for the electronics systems business. The funds will be used to repay the bonds if not spent prior to April 2000.

Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property, Plant, and Equipment

         The Company depreciates its property, plant, and equipment principally using the straight-line method over the estimated useful lives of the assets. Equipment under capital leases is depreciated over the asset's estimated useful life and is included in machinery and equipment. Maintenance and repair costs are charged to expense as incurred, while major renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. The depreciable lives of the major classes of property, plant and equipment are summarized as follows:

        Asset Type                                          Lives
        ---------------------------------------------------------------
        Machinery and equipment                           3 - 15 years
        Buildings and improvements                       10 - 40 years

Inventories

         Inventories are stated at the lower of cost or market primarily using the last-in, first-out ("LIFO") method. Market is defined as net realizable value. Cost includes raw materials, direct labor, and manufacturing overhead. Approximately 77% and 78% of total inventories in years ending January 1, 1999 and January 2, 1998 were valued using the LIFO method. Wood's-Canada and Wood's-Mexico inventories are stated at the lower of cost or market using the first-in, first-out ("FIFO") method.


Self-Insurance

         The Company maintains workers' compensation insurance policies which have the potential for retrospective premium adjustments and a partially self-insured group health insurance policy which is subject to specific retention levels. Insurance administrators assist the Company in estimating the fully developed workers' compensation liability and group health insurance reserves which are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims. At January 1, 1999 the Company has issued letters of credit totaling $1,050 to cover incurred claims and other costs related to the workers' compensation.

Foreign Currency Translation

         The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Translation adjustments, which result from the process of translating financial statements into U.S. dollars, are accumulated as a separate component of shareholders' equity (deficit). Exchange gains and losses resulting from foreign currency transactions, primarily inter-company sales of products are included in other income (expense) in the accompanying statements of operations and are not material. The Securities and Exchange Commission has qualified Mexico as a highly inflationary economy under the provisions of SFAS No. 52, effective 1997. The re-measurement of the Company's Mexico operation is recorded in the accompanying statement of operations.

Goodwill

         The excess of cost over the net assets acquired ("Goodwill") is being amortized on a straight-line basis over a period of 40 years. Goodwill relates to the acquisition of TB Wood's Incorporated ("Wood's-US") in 1986 and the acquisition of certain other businesses and product lines (Note 8).

Long Lived Assets and Intangible Assets

         The Company reviews the carrying values assigned to long-lived assets and certain identifiable intangible assets based on expectations of undiscounted future cash flows and operating income generated by the long-lived assets or the tangible assets underlying certain identifiable intangible assets in determining whether the carrying amount of such assets is recoverable.

Shareholders' Equity

         In 1996, the board of directors authorized, subject to certain business and market conditions, the purchase of up to 200,000 of the Company's common shares. At January 1, 1999 the number of treasury shares purchased under this authorization was 90,225 and the number of treasury shares issued to employees under option and purchase plans was 8,775 and under the 401(k) profit-sharing plan was 4,436.

Fair Value of Financial Instruments

         The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, and accounts payable, approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt and deferred compensation amounts approximate carrying value and are based on their effective interest rates compared to current market rates.

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

Major Customers

         The Company's five largest customers accounted for approximately 25%, 30%, and 29% of net sales for fiscal years 1998, 1997, and 1996, respectively. Of these customers, one accounted for close to 18% of net sales for the year ended January 1, 1999. The loss of one or more of these customers would have an adverse effect on the Company's performance and operations. Foreign and export sales accounted for 24.9%, 17.0%, and 17.7% of total sales in fiscal years 1998, 1997, and 1996, respectively. Inter-company transactions are consummated on terms equivalent to those that prevail in arms-length transactions.

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

Net Income Per Share

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 128, "Earnings Per Share", which the Company adopted for the year ended January 2, 1998. Basic earnings per share ("EPS") is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic EPS. Diluted EPS is computed by dividing reported earnings available to common shareholders by weighted average shares and common equivalent shares outstanding. All prior year EPS amounts have been restated to conform to the provisions of SFAS No. 128. The difference between primary and fully diluted net income per share is not material for any of the periods presented and has therefore been excluded.

Year End

         Effective fiscal year 1995, the Company changed its year-end to the Friday closest to the last day of December. Fiscal year-ends are as follows:

                 1998                      January 1, 1999
                 1997                      January 2, 1998
                 1996                      January 3, 1997
                 1995                    December 29, 1995
         1994 & prior         December 31 of calendar year

Recent Accounting Pronouncements

         Effective fiscal 1997, the Company adopted SFAS No. 129, "Disclosure of Information and Capital Structure." SFAS No. 129 requires disclosure of the pertinent rights and privileges of all securities other than ordinary common stock. The Company has disclosed such information in its annual reports filed in form 10-K.

         In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement addresses the reporting and display of changes in equity that result from transactions and other economic events, excluding transactions with owners. The Company adopted SFAS No. 130 in 1998.

         Effective fiscal 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has disclosed such information in Note 9 to the consolidated Financial statements.

         Effective January 3, 1998, the Company adopted SFAS No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits." (See
Note 6).

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized in earnings in the current period unless specific hedge accounting criteria are met. The Company plans to adopt SFAS No. 133 in the first quarter of fiscal 2000. Management is still assessing the impact of the adoption of this statement on the financial statements. Currently, management does not believe the adoption of this statement will have a material impact on the Company's financial statements.

Reclassifications

         Certain prior period amounts have been reclassified to conform with the current period presentation.

3.       ACCRUED EXPENSES

         Components of accrued expenses were as follows:

                                                                    1998              1997            1996
----------------------------------------------------------------------------------------------------------
Accrued payroll and other compensation                            $1,987            $3,428          $2,619
Other accrued liabilities                                          6,091             6,352           4,525
Accrued workers' compensation                                        934             1,207           1,240
                                                                  ----------------------------------------
Total                                                             $9,012           $10,987          $8,384
                                                                  ========================================



4.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations as at the end of each fiscal period consist of the following:

                                                                    1998              1997            1996
----------------------------------------------------------------------------------------------------------
Unsecured Revolving Line of Credit                               $28,954           $22,500         $20,200
Note payable to a former shareholder of Wood's                         0                 0             321
Capital lease obligations                                            965             1,489           1.706
Industrial revenue bond                                            2,550             2,550               0
                                                          ------------------------------------------------
                                                                  32,469            26,539          22,227
Less current maturities                                            (378)             (611)           (520)
                                                          ------------------------------------------------
                                                                 $32,091           $25,928         $21,707
                                                          ================================================

Aggregate future maturities of long-term debt and capital lease obligations as of January 1, 1999 are as follows:

1999                                                         $378
2000                                                          279
2001                                                          225
2002                                                           83
2003                                                       28,954
Thereafter                                                  2,550
                                                        ---------
                                                          $32,469

         In connection with the proceeds received from the offering of the Company's common stock on February 8, 1996 (Note 8), the Company repaid a term loan with Fleet Capital, a debt agreement with US Leasing, and a portion of a revolver loan with Fleet. An extraordinary loss of approximately $1,305, net of taxes, was incurred in the first quarter of 1996 as a result of the repayment of certain indebtedness.

         The Company has a $47,500 unsecured revolving credit facility arranged by PNC Bank, N.A ("PNC") bearing variable interest of LIBOR plus 112.5 basis points, maturing January 2003. The credit facility contains numerous restrictive financial covenants which require the Company to comply with certain financial tests, including, among other things, maintaining minimum tangible net worth, as defined, and maintaining certain specified ratios. The credit facility also contains other restrictive covenants that include, among other things, restrictions on outside investments and restrictions on capital expenditures.

         In April 1997, the Company borrowed approximately $2.6 million by issuing Variable Rate Demand Revenue Bonds under the authority of the Industrial Revenue Board of the City of Chattanooga, bearing variable interest of 4.05% at January 1, 1999 maturing April 2022. The bonds were issued to finance the new production facility for the electronics systems business.

         In August 1998, the company entered into an interest rate swap agreement that effectively converted underlying variable rate debt in the unsecured revolving credit facility to fixed rate debt. The notional principal amount of the swap agreement is $10,000 with an effective fixed rate of 5.75%. The swap agreement is settled each month and will expire in July 2001.

         The gross proceeds from (repayments of) the revolving credit facilities are as follows:

                                                               1998            1997            1996
---------------------------------------------------------------------------------------------------
Proceeds from the original
     Revolving credit facility                                   $0              $0         $88,507
Repayments of original
     Revolving credit facility                                    0               0        (99,228)
Proceeds from new
     Revolving credit facility                               40,300          46,400          32,900
Repayments of new
     Revolving credit facility                              (34,013)        (44,100)        (12,700)
                                                           ----------------------------------------


5.       INCOME TAXES

         The components of the provision (benefit) for income taxes are shown below:

                                                               1998            1997            1996
---------------------------------------------------------------------------------------------------
Current:
     Federal and state                                       $2,300          $4,365          $4,407
     Foreign                                                  1,064             592             442
                                                             --------------------------------------
                                                              3,364           4,957           4,849
                                                             --------------------------------------
Deferred:
     Federal and state                                        1.892             837           (796)
     Foreign                                                      0               0               0
                                                             --------------------------------------
                                                              1,892             837           (796)
                                                             --------------------------------------
Provision for income taxes                                   $5,256          $5,794          $4,053
                                                             ======================================

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

The components of deferred income taxes are as follows:

                                                               1998            1997            1996
---------------------------------------------------------------------------------------------------
Deferred income tax liabilities:
Book basis in property over tax basis                       $(2,337)        $(2,163)        $(1,536)
LIFO inventory basis differences                             (3,042)         (3,046)         (3,127)
Long-term debt basis differences                                  0               0               0
Other                                                        (1,337)         (1,085)           (964)
                                                           ----------------------------------------
Total deferred income tax liabilities                        (6,716)         (6,294)         (5,627)
                                                           ----------------------------------------
Deferred income tax assets:
Postretirement benefits not
     currently deductible                                     6,772           7,212           7,652
Accrued liabilities not currently deductible                  1,050           1,498           1,394
Allowance for doubtful accounts and
     inventory reserves                                         742             825             662
Other                                                           133             632             629
                                                           ----------------------------------------
Total deferred income tax assets                              8,697          10,167          10,337
                                                           ----------------------------------------
Net deferred income tax asset                                $1,981          $3,873          $4,710
                                                           ========================================

         A reconciliation of the provision for income taxes at the statutory federal income tax rate to the Company's tax provision as reported in the accompanying statements of operations is shown below:

                                                               1998            1997            1996
---------------------------------------------------------------------------------------------------
Federal statutory income tax                                 $4,470          $4,924          $3,399
State income taxes, net of
     Federal income tax benefit                                 592             651             456
Foreign taxes and other, net                                    194             219             198
                                                             --------------------------------------
                                                             $5,256          $5,794          $4,053
                                                             ======================================

         In 1998, 1997, and 1996 earnings before income taxes included $2,320, $1,259, and $884, respectively, of earnings generated by the Company's foreign operations. No federal or state income taxes have been provided on such earnings, since undistributed earnings have been reinvested and are not expected to be remitted to the parent company.

         In September 1997, the Internal Revenue Service completed its review of the Company's 1995, 1994, and 1993 federal income tax returns. The review did not have a material effect on the Company's operations. The Internal Revenue Service is currently in review of the Company's 1996 federal income tax return.


6.       BENEFIT PLANS

Compensation Plans

         Wood's maintains a discretionary compensation plan for its salaried and hourly employees which provides for incentive awards based on certain levels of earnings, as defined. Amounts awarded under the plan and charged to expense in the accompanying statements of operations were $1,238, $2,002, and $1,664, for fiscal years 1998, 1997, and 1996, respectively.

Profit-Sharing Plans

         Since January 1, 1988, the Company has maintained a separate defined contribution 401(k) profit-sharing plan covering all salaried and non-production unit-domestic hourly employees. Under this plan, the Company matches a specified percentage of each eligible employee's contribution and purchases Company common shares on the open market. The Company contributed 35,990 shares of common stock held in treasury in 1998, and 5,797 in 1997. Amounts contributed by the Company under this profit-sharing plan were approximately $580, $530, and $500, for fiscal years 1998, 1997, and 1996, respectively. In addition, the Company has a noncontributory profit-sharing plan covering its Canadian employees for which $17, $37, and $40 were charged to expense for the fiscal years 1998, 1997, and 1996, respectively.

Employee Stock Purchase Plan

         The Company's Employee Stock Purchase Plan ("ESPP"), enables employees of the Company to subscribe for shares of common stock on quarterly offering dates, at a purchase price which is the lessor of 90% of the fair value of the shares on the first day or the last day of the quarterly period. Employee contributions to the ESPP were $152 and $63 for 1998 and 1997 respectively. Pursuant to the ESPP, 8,775 shares were issued to employees during 1998 and 4,436 shares during 1997. At the annual meeting on April 11, 1997, the Company's shareholders approved the reservation of 500,000 shares to be issued under the ESPP. As of January 1, 1999, 486,789 shares are available for future issuance.

Stock Options

         In March 1991, the Company granted nonqualified stock options to the president of the Company to purchase 157,893 shares of the Company's common stock at an option price of $6.33 per share. The options vested 30% in January 1993, 15% in each of January 1994, 1995, 1996, and 1997, and 10% in January
1998. On March 30, 1992, the option agreement was amended to set the option price at $1.58 per share plus an amount equal to the average yield on the 30-year U.S. Treasury bond maturing on the day closest to the fifteenth anniversary of the option measurement date as defined in the agreement. The options are exercisable on or after the seventh anniversary of the measurement date and expire one year thereafter. During 1992, the controlling shareholder granted an additional 47,367 options on the controlling shareholder's shares to a director, with terms similar to the 1991 options, as amended. Also in 1992, the Company granted an additional 30,000 options to an employee with terms similar to the 1991 options, as amended, with vesting beginning in 1994. The options are exercisable beginning on the seventh anniversary of the measurement date, as defined, and expire on the eighth anniversary of the measurement date. The option agreements contain various fair value puts and calls, with fair value to be determined by the board of directors or an independent appraiser.

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

         The Committee may grant shares of common stock in the form of either deferred stock or restricted stock, as defined in the 1996 Plan. Options granted under the 1996 Plan may be either incentive stock options ("ISOs") or nonqualified stock options. ISOs are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Unless an option is specifically designated at the time of grant as an ISO, options under the 1996 Plan will be nonqualified. The exercise price of the options will be determined by the Committee. The maximum term of an option or Stock Appreciation Right (or "SAR") granted under the 1996 Plan shall not exceed ten years from the date of grant or five years from the date of grant if the recipient on the date of grant owns, directly or indirectly, shares possessing more than 10% of the total combined voting power of all classes of stock of the Company. No option or SAR may be exercisable sooner than six months from the date the option or SAR is granted.

         Effective fiscal year 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies to estimate the value of all stock-based compensation using a recognized pricing model. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the method of accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

         In June 1997, the Company granted options to purchase 46,250 shares of common stock at an option price of $14 per share and 92,500 at an option price of $23. The options vest evenly over a three-year period from the grant date. The options may be exercised as they vest. The $14 options expire ten years from the grant date, and the $23 options expire five years from the grant date.

         In February and August 1998, the company granted options to purchase 50,550 and 25,000 shares of common stock at an option price of $21 per share, respectively and 101,100 and 50,000 options at $28 per share, respectively. The options vest evenly over a three-year period from the grant date. The options may be exercised as they vest. The $21 options expire ten years from the grant date and the $28 options expire five years from the grant date. No compensation expense was incurred in 1998 because the strike price was higher than the market price.

         The Company has elected to account for its stock-based compensations plan under APB No. 25. Using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:

                                               1998                    1997                 1996
                                               ----                    ----                 ----
Risk free interest rate                        5.5%                    5.5%                 5.7%
Expected lives                         5 & 10 years                10 years              3 years
Expected volatility                           25.7%                   31.3%                33.0%
Dividend yield                                 2.4%                    2.3%                   0%


         If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net income and pro forma net income per share for the fiscal years from 1995 to 1998 would have been as follows:

                                               1998                     1997                 1996
                                               ----                     ----                 ----
Net income as reported                       $7,890                   $8,689               $4,640

Pro forma                                     7,715                    8,646                4,629

Primary EPS as reported                        1.33                     1.47                  .83
Pro forma                                      1.30                     1.46                  .83


Post-retirement Benefits

         The Company sponsors a defined benefit post-retirement medical plan that provides coverage for retirees and their dependents. A portion of the plan is paid for by retiree cost sharing. The accounting for the plan anticipates future cost sharing increases to keep pace with health care inflation. The plan is unfunded. The Company adopted the provisions of SFAS No. 132, "Employers Disclosure About Pensions and Other Postretirement Benefits" effective January 3, 1998.

         The following table summarizes the Company's post-retirement benefit obligations and the assumptions used in determining post-retirement benefit cost.

                                                                1998                     1997                 1996
------------------------------------------------------------------------------------------------------------------
Benefit obligation at beginning of year                      $18,031                  $19,128              $18,928
Service Cost                                                     205                      185                  140
Interest Cost                                                    503                      483                  762
Amortization                                                  (1,501)                  (1,521)                (475)
Retiree benefits                                                (246)                    (244)                (227)
                                                             -----------------------------------------------------
Benefit obligation at end of year                            $16,992                  $18,031              $19,128
                                                             =====================================================
Discount Rate                                                   7.75%                    7.75%                7.75%
                                                             -----------------------------------------------------
Initial health care cost trend                                  8.00%                    8.00%                8.00%
                                                             -----------------------------------------------------
Ultimate health care cost trend rate                            5.00%                    5.00%                5.00%
                                                             -----------------------------------------------------
Year ultimate health care cost
     trend rate reached                                         2004                     2004                 2004
                                                             -----------------------------------------------------

         Net periodic post-retirement benefit costs include the following components:

                                           1998               1997               1996
                                         --------------------------------------------
Service cost                               $205               $185               $140
Interest cost                               503                483                762
Amortization                             (1,501)            (1,521)              (475)
                                         --------------------------------------------
Net benefit cost                          $(793)             $(853)              $427
                                          ===========================================

7.       COMMITMENTS AND CONTINGENCIES

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

Operating Lease Commitments

         The Company leases office space, office equipment, and other items under non-cancelable operating leases. The expense for non-cancelable operating leases was approximately $385, $600, and $582, for fiscal years 1998, 1997, and 1996, respectively. At January 1, 1999, future minimum lease payments under non-cancelable operating leases are as follows:

         1999                                               $439
         2000                                                361
         2001                                                210
         2002                                                166
         2003 and thereafter                                 443
                                                          ------
                                                          $1,619
                                                          ======

8.       ACQUISITIONS, MERGERS AND PUBLIC OFFERING

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

         In May 1997, the Company purchased the stock of Wood's-NC, formerly Graseby Controls Inc., a subsidiary of Graseby plc, for cash of approximately $5,000. Wood's-NC manufactures and sells industrial AC drives, including the Volkmann(TM) brand of high-frequency AC drives, electronic brakes, and Soft Starts. Goodwill associated with the purchase is being amortized over 40 years using the straight-line method (Note 2).

         In November 1997, the Company purchased the stock of Berges electronic GmbH ("Berges") for cash of approximately $1,480 and assumed liabilities of $4,,765. Berges designs, manufactures, and markets its own line of AC inverters for the European market and sells TB Wood's inverters on a private label basis. Goodwill associated with the purchase is being amortized over 40 years using the straight-line method (Note 2).

         In December 1997, the Company purchased a 65% ownership in a joint venture with TB Wood's Enertec ("Enertec") for $91. Enertec distributes domestically manufactured electrical components and performs system integration design in the India market. Enertec was not included in the 1997 financial statements as its impact was immaterial.

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

Initial Public Offering

         Effective February 8, 1996, the Company completed an Offering of its common stock that raised approximately $22,478 in aggregate gross proceeds for the Company. The net proceeds (after deducting issuance costs) of approximately $19,823 from the Offering were used to repay $4,767 of the Fleet Term Loan, $5,203 of the Senior Fleet Revolver Loan, and $10,000 of the USL Fixed and Floating Rate Notes. In addition, the Company paid approximately $616 to USL. In conjunction with the Offering, USL redeemed warrants to purchase 375,000 shares of the Company's stock which were included in the shares of common stock issued. The Company also purchased the remaining 21% interest of Wood's-Canada held by the shareholders of Wood's-U.S. for approximately $1,600.

         The effects of interest and other charges in fiscal 1996, prior to the Offering, are not material to the consolidated financial statements.


9.       BUSINESS SEGMENT INFORMATION

Description of the Types of Products from which Each Segment Derives its Revenues

         The Company is engaged principally in the design, manufacture and sale of power transmission products. The products manufactured by the Company are classified into two segments, mechanical business and electronics business. The mechanical business segment includes belted drives and couplings. The electronics business segment includes electronic drives and electric drive systems. Products of these segments are sold to distributors, original equipment manufacturers and end users for manufacturing and commercial applications.

Measurement of Segment Profit or Loss and Segment Assets

         The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies.
Intersegment sales are not material.

Factors Management Used to Identify the Company's Reportable Segments

         The Company's reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies, and market strategies.

         The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment for fiscal years 1998, 1997 and 1996:

                                                      Mechanical         Electronics
                                                        Business            Business               Total
--------------------------------------------------------------------------------------------------------
1998:
Revenues from external customers                         $76,909             $57,040            $133,949
Operating profit                                           9,485               6,081              15,566
Depreciation                                               2,605               1,474               4,079
Segment Assets                                            35,483              44,452              79,935
Expenditures for long-lived assets                         5,359               2,122               7,481
1997:
Revenues from external customers                         $79,988             $44,039            $124,027
Operating profit                                          11,925               5,026              16,951
Depreciation                                               2,860               1,021               3,881
Segment Assets                                            44,108              32,040              76,148
Expenditures for long-lived assets                         3,206               3,024               6,230
1996:
Revenues from external customers                         $69,571             $32,934            $102,505
Operating profit                                           9,993               2,580              12,573
Depreciation                                               2,505                 706               3,211
Expenditures for long-lived assets                         2,734               1,028               3,762


         The following table reconciles segment profit to consolidated income before income taxes and extraordinary items for fiscal years 1998, 1997 and 1996:

                                                                  1998             1997               1996
----------------------------------------------------------------------------------------------------------
Total operating profit for reportable segments                 $15,566          $16,951            $12,573
Interest, net                                                   (2,040)          (1,695)            (1,982)
Other unallocated amounts                                         (380)            (773)              (593)
                                                               -------------------------------------------
Income before income taxes and
    Extraordinary items                                        $13,146          $14,483             $9,998
                                                               ===========================================

         The following table reconciles segment assets to consolidated total assets as of January 1, 1999 and January 2, 1998:

                                                                                   1998              1997
---------------------------------------------------------------------------------------------------------
Total assets for reportable segments                                            $79,935           $76,148
Cash                                                                              2,521             2,552
Corporate fixed assets                                                            5,611             3,389
Goodwill                                                                          3,323             2,623
Deferred tax                                                                      3,570             4,602
Other unallocated assets                                                          1,065               303
                                                                                -------------------------
Consolidated total                                                              $96,025           $89,617
                                                                                =========================

Information regarding the Company's domestic and foreign operations is as follows:

                                                              Net                   Long-Lived
                                                            Sales                       Assets
----------------------------------------------------------------------------------------------
1998:
United States                                            $100,658                      $33,206
Canada                                                     11,987                          869
Germany                                                     7,708                        2,105
Italy                                                       9,979                          525
Mexico                                                      3,482                          966
India                                                         135                           84
                                                         -------------------------------------
Consolidated                                             $133,949                      $37,755

1997:
United States                                            $107,186                      $29,689
Canada                                                     14,135                        1,062
Germany                                                         0                        1,248
Italy                                                           0                          462
Mexico                                                      2,706                          749
                                                         -------------------------------------
Consolidated                                             $124,027                      $33,210

1996
United States                                             $87,717                      $23,329
Canada                                                     12,931                        1,148
Mexico                                                      1,857                          624
                                                         -------------------------------------
Consolidated                                             $102,505                      $25,101

10.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    Fiscal Quarters
1998                                            First            Second              Third              Fourth
--------------------------------------------------------------------------------------------------------------
Sales                                         $36,051           $34,161            $34,150             $29,587
Gross profit                                   13,376            12,252             11,838              10,123
Gross profit %                                  37.1%             35.9%              34.7%               34.2%
Net income(loss) before
     Extraordinary item                         2,383             2,259              1,759               1,489
Per diluted share of common stock:
Net income (loss) before
     Extraordinary item                           .40               .38                .30                 .25
Net income                                        .40               .38                .30                 .25
Dividends declared                                .09               .09                .09                 .09
                                               ===============================================================

                                                     Fiscal Quarters
1997                                              First            Second             Third           Fourth
------------------------------------------------------------------------------------------------------------
Sales                                           $30,489           $31,739           $31,257          $30,542
Gross profit                                     10,951            11,507            11,487           11,067
Gross profit %                                    35.9%             36.3%             36.8%            36.2%
Net income                                        2,137             2,145             2,199            2,208
Net income per
     Common share                                  0.36              0.36              0.37             0.37
                                                ============================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information called for by this Item regarding directors and executive officers is set forth in the Company's definitive Proxy Statement for the 1999 Annual Meeting in the Sections entitled "Election of Director," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11.  Executive Compensation.

         The information called for by this Item is set forth in the Company's definitive Proxy Statement for the 1999 Annual Meeting in the Section entitled "Executive Compensation" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information called for by this Item is set forth in the Company's definitive Proxy Statement for the 1999 Annual Meeting in the Section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

         None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as a part of this report:

         (1)      All financial statements;

         The consolidated financial statements of the Company and its subsidiaries on pages 15 through 35 hereof and the report thereon of Arthur Andersen LLP appearing on page 15 hereof.

         (2)      Financial Statement Schedule

         Schedule II for the fiscal year ended January 1, 1999 and the report of Arthur Andersen thereon.

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

3.2 Amended and Restated By-laws of the Company (incorporated by reference to Form S-1 Exhibit 3.2).

4.1      Shareholders' Agreements by and among T. B. Wood's Sons Company, Thomas
         C. Foley and Gifford P. Foley, Barton J. Winokur, Kurt A. Herwald, Michael L. Hurt, Michael H. Iversen, David H. Halleen, Stanley L. Mann, Lee J. McCullough, Carl R. Christenson, Harold L. Coder, III, James E. Williams, Joseph S. Augustine, Bernard M. Goldsmith, Harvey R. Heller, Robert Patterson Saltsman, F. Philip Handy, F. Philip Handy, as Guardian of the Property of Kate Elizabeth Handy, F. Philip Handy, as Guardian of the Property of Philip Breckenridge Handy and F. Philip Handy, as Guardian of the Property of Abigail Slocum Handy (incorporated by reference to Form S-1 Exhibit 4.1).

4.2 Amendments to Shareholders' Agreements by and among TB Wood's Incorporated (formerly known as "T. B. Wood's Sons Company"), Thomas C. Foley and Gifford P. Foley, Barton J. Winokur, Kurt A. Herwald, Michael
         L. Hurt, Michael H. Iversen, David H. Halleen, Stanley L. Mann, Lee J. McCullough, Carl R. Chistenson, Harold L. Coder, III, James E. Williams, Joseph S. Augustine (incorporated by reference to Form S-1
         Exhibit 4.2).

9.1 Voting Trust Agreement dated March 31, 1989, among T. B. Wood's Son's Company and Bernard M. Goldsmith, Harvey R. Heller, Robert Patterson Saltsman, F. Philip Handy, F. Philip Handy, as Guardian of the Property of Abigail Slocum Handy, Kate Elizabeth Handy, Philip Breckenridge Handy and F. Philip Handy, as Trustee (incorporated by reference to Form S-1 Exhibit 9.1).

10.1 Stock Purchase Agreement dated January 7, 1994 by and among T. B. Wood's Sons Company, Plant Engineering Consultants, Inc. and John Morris, Jesse Batten, Ralph Pedigo, Ronald Bingham, Walter Taeubel and Cook Family Trust (incorporated by reference to Form S-1 Exhibit 10.1).

10.2 Asset Purchase Agreement dated May 12, 1994 by and between T. B. Wood's Sons Company and Magnetic Power Systems, Inc. (incorporated by reference to Form S-1 Exhibit 10.2).

10.3 Non-Qualified Stock Option Agreements between T. B. Wood's Sons Company and Joseph S. Augustine, Michael H. Iversen, David H. Halleen, Stanley
         L. Mann, Lee J. McCullough, Carl R. Christenson, Harold L. Coder, III and James E. Williams (incorporated by reference to Form S-1 Exhibit 10.36).

10.4     Non-Qualified Stock Option Agreement dated as of March 15, 1991 between
         T. B. Wood's Sons Company and Michael L. Hurt, together with Addendum dated as of March 30, 1992 (incorporated by reference to Form S-1
         Exhibit 10.37).

10.5 Asset Purchase Agreement between T. B. Wood's Sons Company and Dana Corporation dated March 31, 1993 (includes Schedule 7.11 On-Site Environmental Procedures) (incorporated by reference to Form S-1
         Exhibit 10.38).

10.6 TB Wood's Corporation 1996 Stock-Based Incentive Compensation Plan (incorporated by reference to Form S-1 Exhibit 10.39).

10.7 Amendments to the Non-Qualified Stock Option Agreements between TB Wood's Incorporated (formerly known as "T. B. Wood's Sons Company") and Joseph S. Augustine, Michael H. Iversen, David H. Halleen, Stanley L. Mann, Lee J. McCullough, Carl R. Christenson, Harold L. Coder, III and James E. Williams (incorporated by reference to Form S-1 Exhibit 10.40).

10.8 Second Addendum dated July 1, 1995 to the Non-Qualified Stock Option Agreement dated as of March 15, 1991 between TB Wood's Incorporated (formerly known as "T. B. Wood's Sons Company") and Michael L. Hurt (incorporated by reference to Form S-1 Exhibit 10.41).

10.9 Stock Purchase Agreement by and among TB Wood's Incorporated and Grupo Blaju, S.A. de C.V. and Jorge R. Kiewek, Ninfa D. de Callejas and Marcela Kiewek G., dated February 14, 1996 (incorporated by reference to Form 10-K, for fiscal year 1995, Exhibit 10.43).

10.10 Revolving Credit Agreement by and among TB Wood's Incorporated, Plant Engineering Consultants, Inc., Grupo Blaju, S.A., de C.V., TB Wood's Canada, Ltd. and the Banks Party thereto and PNC Bank, National Association, as Agent, dated October 10, 1996 (incorporated by reference to Form 10-K, for fiscal year 1996, Exhibit 10.44).

10.11 TB Wood's Employee Stock Purchase Plan, dated March 1, 1997 (incorporated by reference to Form 10-K, for fiscal year 1996, Exhibit 10.45).

10.12 Stock Purchase Agreement by and between TB Wood's Incorporated and Graseby Electro-Optics Inc. dated May 8, 1997 (incorporated by reference to Form 10-K, for fiscal year 1997, Exhibit 10.46).

10.13 Translated Stock Purchase Agreement by and among TB Wood's Incorporated and Berges Antriebstechnic GmbH and Karen Sarstedt, dated October 23, 1997 (incorporated by reference to Form 10-K, for fiscal year 1997, Exhibit 10.47).

10.14 Form of the Non-Qualified Stock Option Agreements between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated June 17, 1997 and between TB Wood's Corporation and Robert J. Dole dated July 29, 1997 issued under the 1996 Plan (incorporated by reference to Form 10-K, for fiscal year 1997, Exhibit 10.48).

10.15 Form of the Non-Qualified Stock Option Agreements between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 29, 1998 issued under the 1996 Plan (incorporated by reference to Form 10-K, for fiscal year 1997, Exhibit 10.49).

10.16 Employment Agreement between TB Wood's Incorporated and Michael L. Hurt dated April 14, 1998.

10.17 Supplemental Executive Retirement Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen and other key employees dated May 7, 1998.

10.18 Form of the Non-Qualified Stock Option Agreements between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 26, 1999 issued under the 1996 Plan.

10.19 Form of the Non-Qualified Stock Option Agreements between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 26, 1999 issued under the 1996 Plan.

11.1     Statement regarding Computation of Per Share Earnings.

21.1     Subsidiaries of Registrant.

23.1     Consent of Independent Public Accountants.

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K by the Registrant during the fourth quarter of fiscal year 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on March 25, 1999.


                              TB WOOD'S CORPORATION




                              By:  /s/ MICHAEL L. HURT
                                 -------------------------
                                       Michael L. Hurt
                                       President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ THOMAS C. FOLEY                 Chairman of the Board                       April 1, 1999
-------------------                 (Principal Executive Officer)
    Thomas C. Foley



/s/ MICHAEL L. HURT                 President and Director                      April 1, 1999
-------------------                 (Principal Executive Officer)
    Michael L. Hurt



/s/ JEAN-PIERRE L. CONTE            Director                                    April 1, 1999
------------------------
    Jean-Pierre L. Conte



/s/ ROBERT DOLE                     Director                                    April 1, 1999
-------------------
Senator Robert Dole



/s/ CRAIG R. STAPLETON              Director                                    April 1, 1999
----------------------
    Craig R. Stapleton



/s/ DAVID H. HALLEEN                Vice President of Finance,                  April 1, 1999
--------------------                (Principal Financial Officer and
    David H. Halleen                Principal Accounting Officer)


                                       40

                     TB Wood's Corporation And Subsidiaries
                                   Schedule II
                        Valuation and Qualifying Accounts



             Column A                 Column B                 Column C                              Column D             Column E
                                                              Additions
                                                              ---------
                                                                                               Deductions (write-offs
                                                                                                   of bad debts,
                                          Balance at                                            discounts and claims      Balance at
                                         beginning of    Charged to costs     Charged to           in excess of             end of
           Description                      period         and expenses     other accounts         provision)(1)            period
------------------------------------------------------------------------------------------------------------------------------------
Year ended January 3, 1997:
  Allowance for doubtful accounts            $364                65                                      (63)                $366
  Allowance for discounts and claims          146                                                        (75)                  71
                                         -------------------------------------------------------------------------------------------
                                              510                65                0                    (138)                 437
                                         ===========================================================================================

Year ended January 2, 1998:
  Allowance for doubtful accounts            $366                26                                      (58)                $334
  Allowance for discounts and claims           71                71                                                           142
                                         -------------------------------------------------------------------------------------------
                                              437                97                0                     (58)                 476
                                         ===========================================================================================

Year ended January 1, 1999:
  Allowance for doubtful accounts             334                 2                                      (74)                $262
  Allowance for discounts and claims          142                10                                                           152
                                         -------------------------------------------------------------------------------------------
                                              476                12                0                     (74)                 414
                                         ===========================================================================================


--------------
Note:
(1) Represents write-off accounts to be uncollectible, less recoveries of amounts previously written off.