Form 10-Q
period 1999-04-02
TB WOODS CORP
filed 1999-05-17
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended April 2, 1999

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

                             Yes  X         No
                                -----         -----

Number of shares outstanding of the issuer's Common Stock:

                  Class                            Outstanding at April 2, 1999
                  -----                            ----------------------------

     Common Stock, $.01 par value                        5,887,698

                                Table of Contents

Part I. - Financial Information                                         Page No.
-------------------------------                                         --------

Condensed Consolidated Balance Sheets -
         April 2, 1999 and January 1, 1999                                   3

Condensed Consolidated Statements of Operations -
          For the First Quarters Ended
                     April 2, 1999 and April 3, 1998                         4

Condensed Consolidated Statements of Cash Flows -
         For the Periods Ended
                       April 2, 1999 and April 3, 1998                       5

Notes to Condensed Consolidated Financial Statements                         6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       8

Part II. - Other information                                                11
----------------------------

Part I.-Financial Information
Item 1. Financial Statements

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                     Unaudited
                                                                                      April 2,       January 1,
(in thousands, except per share and share amounts)                                      1999            1999
--------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents ......................................................     $ 3,019           $ 2,521
Accounts receivable, less allowances for doubtful accounts,
discounts, and claims of $422 at April 2, 1999 and $414 at January 1, 1999 .....      18,525            17,428
Inventories ....................................................................      28,655            29,855
Other current assets ...........................................................       3,986             2,705
                                                                                    --------          --------
     Total current assets ......................................................      54,185            52,509
                                                                                    --------          --------
Property, plant, and equipment .................................................      57,133            55,249
Less accumulated depreciation ..................................................      28,265            27,553
                                                                                    --------          --------
    Net property, plant and equipment ..........................................      28,868            27,696
                                                                                    --------          --------
Other Assets:
Deferred income taxes ..........................................................       3,670             3,570
Goodwill, net of accumulated amortization of $1,363 at
     April 2, 1999 and $1,313 at January 1, 1999 ...............................      10,009            10,059
Other ..........................................................................       1,820             2,191
                                                                                    --------          --------
     Total other assets ........................................................      15,499            15,820
                                                                                    --------          --------
TOTAL ASSETS ...................................................................     $98,552           $96,025
                                                                                    ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
Current maturities of long-term debt ...........................................        $276              $378
Accounts payable ...............................................................       6,497             6,332
Checks outstanding .............................................................         853             1,705
Accrued expenses ...............................................................       9,314             9,012
Deferred income taxes ..........................................................       1,589             1,589
                                                                                    --------          --------
     Total current liabilities .................................................      18,529            19,016
                                                                                    --------          --------
Long-term debt, less current maturities ........................................      34,797            32,091
                                                                                    --------          --------
Postretirement benefit obligation, less current portion ........................      16,151            16,403
                                                                                    --------          --------
Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     no shares issued or outstanding ...........................................          --               --
Common stock, $.01 par value; 40,000,000 shares authorized, 5,909,286 shares issued and 5,901,234 and 5,899,168 shares outstanding at April 2, 1999 and
    January 1, 1999, respectively ..............................................          59                59
Treasury Stock, at cost ........................................................         (45)             (158)

Additional paid-in capital .....................................................      28,821            28,821

Retained Earnings ..............................................................       1,300             1,136
Other comprehensive income .....................................................      (1,060)           (1,343)
                                                                                    --------          --------
     Total shareholders' equity ................................................      29,075            28,515
                                                                                    --------          --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................     $98,552           $96,025
                                                                                    ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations


                                                                                          Unaudited
                                                                                      First Quarter Ended
 (in thousands, except per share amounts)                                         April 2, 1999    April 3, 1998
------------------------------------------------------------------------------------------------------------------
Net sales ......................................................................     $30,058          $36,051
Cost of sales ..................................................................      18,978           22,675
                                                                                     -------          -------
     Gross profit ..............................................................      11,080           13,376
Selling, general, and administrative expenses ..................................       7,974            8,714
                                                                                     -------          -------
     Operating income ..........................................................       3,106            4,662
                                                                                     -------          -------
Other expense:
     Interest expense and other finance charges ................................        (599)            (570)
     Other, net ................................................................        (546)            (121)
                                                                                     -------          -------
          Other expense, net ...................................................      (1,145)            (691)
                                                                                     -------          -------
Income before provision for income taxes .......................................       1,961            3,971

Provision for income taxes .....................................................         785            1,588
                                                                                     -------          -------
Net income .....................................................................     $ 1,176          $ 2,383
                                                                                     =======          =======
Per share of common stock:
Basic net income per common share ..............................................     $  0.20          $  0.41
                                                                                     =======          =======
Weighted average shares of common stock ........................................       5,902            5,859
                                                                                     =======          =======
Diluted net income per common share ............................................     $  0.20          $  0.40
                                                                                     =======          =======
Weighted average shares of common stock
     and equivalents outstanding ...............................................       5,918            5,945
                                                                                     =======          =======

        The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows


                                                                                            Unaudited
                                                                                           Year to Date
(in thousands)                                                                    April 2, 1999    April 3, 1998
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                                           $ 1,176          $ 2,383

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization..............................................       1,138            1,211
     Change in deferred income taxes, net.......................................       (100)               28
     Stock option compensation expense..........................................          --               21
     Profit sharing compensation expense........................................         156               --
     Minority interest..........................................................          --               22
     Net gain on sale of assets.................................................          --             (17)
 Changes in working capital:
          Accounts receivable, net .............................................      (1,097)          (1,413)
          Inventories, net .....................................................       1,200           (1,359)
          Prepaid expenses and other current assets.............................      (1,281)            (575)
          Accounts payable .....................................................         165              738
          Accrued and other liabilities ........................................        (683)          (1,210)
                                                                                     -------          -------
               Total adjustments ...............................................        (502)          (2,554)
                                                                                     -------          -------
               Net cash provided by (used in) operating activities..............         674             (171)
                                                                                     -------          -------
Cash Flows from Investing Activities:
Capital expenditures ...........................................................      (2,156)            (923)
Proceeds from sale of fixed assets..............................................         216              246
Other, net .....................................................................         371             (443)
                                                                                     -------          -------
     Net cash used in investing activities......................................      (1,569)          (1,120)
                                                                                     -------          -------
Cash Flows from Financing Activities:
Change in checks outstanding....................................................        (852)            (557)
(Repayments)/proceeds of other long-term debt, net..............................       2,904             (352)
Proceeds from new revolving credit facility.....................................      10,500            5,000
Repayments of new revolving credit facility.....................................     (10,800)          (3,000)
Payment of dividends ...........................................................        (530)            (469)
Treasury Stock .................................................................        (113)             (73)
Other...........................................................................           1               --
                                                                                     -------          -------
     Net cash provided by (used in) financing activities........................       1,110              549
                                                                                     -------          -------
Effect of changes in foreign exchange rates.....................................         283             (329)
                                                                                     -------          -------
Net (decrease) increase in cash and cash equivalents............................         498           (1,071)
Cash and cash equivalents at beginning of period................................       2,521            2,552
                                                                                     -------          -------
Cash and cash equivalents at end of period......................................     $ 3,019          $ 1,481
                                                                                     =======          =======

 The accompanying notes are an integral part of these consolidated statements.

                     TB Wood's Corporation and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                    (in thousands, except per share amounts)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") as of April 2, 1999 and January 1, 1999, and the results of operations and cash flows for the First Quarter ended April 2, 1999 and April 3, 1998. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

2. The major classes of inventories at April 2, 1999 and January 1, 1999 consisted of the following:
                                               Unaudited
                                             ----------------------------------
                                               April 2,       January 1, 1999
                                                 1999
        -----------------------------------------------------------------------

        Raw materials and supplies             $ 5,511            $ 5,982
        Work in process                          7,128              8,370
        Finished goods                          21,946             21,433
                                               -------            -------
        Total at FIFO cost                      34,585             35,785
        Excess of FIFO cost over LIFO cost      (5,930)            (5,930)
                                               -------            -------
        Total at LIFO cost                     $28,655            $29,855
                                               =======            =======


3. On April 7, 1999, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on April 30, 1999 to stockholders of record on April 19, 1999.

4. In 1996, the Board of Directors authorized, subject to certain business and market conditions, the Company to purchase of up to 200,000 of the Company's common shares. Through April 2, 1999 the number of shares purchased under this authorization was 108,375. During the first quarter of 1999, the number of treasury shares issued to employees under employee option and stock purchase plans was 2,978 and the number of shares issued for the Retirement Savings and Investment plan was 7,653. As of April 2, 1999, 8,052 shares were held in treasury, at cost.

5. Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other non-owner changes in equity.

        Total comprehensive income for the first quarters ended April 2, 1999 and April 3, 1998 was as follows:

                                                          Unaudited           Unaudited
                                                        ---------------------------------
                                                        April 2, 1999       April 3, 1998
                                                        ---------------------------------
        Net income .....................................   $1,176              $2,383
        Other comprehensive income, net of tax:
             Foreign currency translation adjustments...      283                (116)
                                                           ------              ------
        Total comprehensive income .....................   $1,459              $2,267

                                       6

6. Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic EPS. Diluted EPS is computed by dividing reported earnings available to common shareholders by weighted average shares and common equivalent shares outstanding. The computation of weighted average shares outstanding and net income per share are as follows:

                                                                                    First Quarter
                                                                        -----------------------------------
(in thousands, except per share amounts)                                   April 2, 1999     April 3, 1998
-----------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding                           5,902             5,859
Shares issued upon assumed exercise of outstanding stock
options..................................................................         16                86
                                                                              ------            ------
Weighted average number of common and common equivalent shares
outstanding..............................................................      5,918             5,945
                                                                              ======            ======
Net Income ..............................................................     $1,176            $2,383
                                                                              ======            ======
Basic net income per common share........................................     $ 0.20            $ 0.41
                                                                              ======            ======
Diluted net income per common share......................................     $ 0.20            $ 0.40
                                                                              ======            ======

7.    Segment Reporting

        The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment as of April 2, 1999.




                                               Mechanical              Electronics
                                                Business                Business                Total
                                         ---------------------------------------------------------------
Revenues from external customers                $17,762                 $12,296                 $30,058

Operating Profit                                 2,534                      572                   3,106

Depreciation                                       648                      275                     923

Segment Assets                                  48,109                   34,125                  82,234

Expenditures for long-lived assets               1,822                      334                   2,156



        The following table reconciles segment profit to consolidated income before income taxes and extraordinary item as of April 2, 1999.

Total operating profit for reportable
   segments                                                            $3,106

Interest, net                                                            (599)

Other unallocated amounts                                                (546)
                                                                       ------
Income before income taxes
  and extraordinary items                                              $1,961

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  ---------------------------------------------------

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         TB Wood's Corporation and Subsidiaries (the "Company") posted net sales for the first quarter 1999 of $30,058, compared to $36,051 for the first quarter 1998, a decrease of 16.6%. The Mechanical Business net sales of $17,762 were $3,545 lower than sales of $21,307 in comparable 1998. The lower sales were due primarily to a slowing in demand in the fourth quarter of 1998, which continued into the first quarter of 1999. The Electronics Business net sales were $12,296, a $2,448 decrease from sales of $14,744 in the first quarter of 1998. The slowing demand discussed above resulted in both divisions reporting a 16.6% decrease in sales.

         Total Company cost of sales ("COS") in the first quarter 1999 were $18,978 compared to $22,675 for the same period last year, a decrease of 16.3%. However, COS of 63.1% of sales was virtually unchanged from 1998's first quarter of 62.9%. The Mechanical Business COS of $11,443 was $2,612 lower than COS of $14,055 in the first quarter 1998. As a percent of sales, Mechanical Business reported COS of 64.4%, down 1.6% from prior the year of 66.0%. The Electronics Business COS was $7,536, a $1,083 decrease from COS of $8,619 in comparable 1998. As a percent of sales, Electronic Business COS increased 2.8% from 58.5% in comparable 1998 to 61.3% for the first quarter of 1999. Slowing demand lead to decreased absorption of Electronic Business fixed costs.

         Selling, general and administrative ("SG&A") expenses for the first quarter 1999 were $7,974, compared to $8,714 for the first quarter 1998, a decrease of $740, or 8.5%. As a result of lower sales in the first quarter of 1999, SG&A, as a percent of sales, increased to 26.5% in the first quarter 1999 from 24.2% in the first quarter 1998.

         Income from operations for the Company was $3,106 for the first quarter 1999, or 10.3% as a percent of sales, and $1,556 lower than first quarter 1998 income from operations of $4,662 which was 12.9% of sales.

         Other expense for the first quarter 1999 was $1,145, compared to other expense of $691 for the same period last year. Interest expense, a component of other expense, for the Company was $599 in the first quarter of 1999, a $29 increase from $570 of interest expense in the first quarter of 1998. The remaining increase was primarily the result of expenses related to the Lincoln Electric Acquisition Project.

         Net income in the first quarter 1999 was $1,176, or $0.20 per diluted share, $1,207 lower than the $2,383, or $0.40 per diluted share, a year ago. The decrease in earnings was due primarily to lower net sales in the first quarter of 1999 and the one-time expenses noted above.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except per share amounts)

         Working Capital at April 2, 1999 was $35,656, 6.5% above $33,493 at January 1, 1999. The increase was due primarily to increased other current assets and accounts receivable. Current ratio increased slightly to 2.9:1 at April 2, 1999 from 2.8:1 at year-end 1998.

         Outstanding long-term debt increased $2,706 in the first quarter to $34,797 at April 2, 1999. Debt was comprised of $5,600 in tax-exempt revenue bonds with virtually all of the remaining $29,197 in debt under the Company's $47,500 unsecured revolving credit facility (the "Facility"). At April 2, 1999, including $6,691 of outstanding standby letters of credit, the Company had approximately $11,600 of available borrowing capacity under the Facility. The Company paid an annual interest rate of approximately 5.8% on its outstanding debt at April 2, 1999.

         The Company's cash flow from operations in the first quarter of 1999 was $674, a $845 increase from comparable 1998. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.

FINANCING ACTIVITIES

YEAR 2000

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. As the Year 2000 approaches and thereafter, such systems may be unable to accurately process certain date-based information. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in a variety of business activities. The Company is undertaking a five-step process to evaluate the impact of the Year 2000 compliance issue. These steps involve an inventory of Company systems, an evaluation and analysis of systems regarding the Year 2000 compliance impact, implementation of modifications to specified systems, unit testing, and finally systems or integration testing to validate compliance. The Company relies upon third party vendors which supply goods and services to the Company and, although the Company has consulted with various vendors in order to minimize the risk of the Year 2000 compliance issue, such third parties may be affected by the Year 2000 compliance issue. While the Company believes its actions shall have the effect of ameliorating year 2000 risk, there can be no assurance that the Company's internal systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of noncompliance. The failure of the systems or equipment of the Company or third parties could result in the reduction or suspension of the Company's operations and could have a material adverse effect on the Company. Subject to the final results of the evaluation and analysis of the Year 2000 compliance issue, the Company believes that its Year 2000 compliance costs will not be material to its operations, liquidity or capital resources. There is still uncertainty regarding the scope of the Year 2000 compliance issue and, at this time, the Company is unable to quantify the impact of potential Year 2000 compliance failures. The Company's Year 2000 compliance program and possible contingency plans are still being developed and assessed in order to attempt to minimize the effect of failures within the Company's reasonable control.

EURO CURRENCY

         The Company has recognized that effective January 1, 1999 eleven of the fifteen countries of the European Union will begin the transition to the single monetary unit, the "Euro". The Company has both operating divisions and customers located in countries that are a part of the European Union. The Company does not believe that there will be any material cost involved in order to comply with these requirements of such operating divisions and customers operating under the Euro.

IMPACT OF ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is completing an analysis of SFAS No. 133, which is not expected to have a material impact on the Company's results of operations or financial position.

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

Part II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

           None

Item 2.  Changes in Securities

           None

Item 3.  Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

a)         Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended April 2, 1999.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on May 11, 1999.

                           TB WOOD'S CORPORATION



                           By: /s/David H. Halleen
                               ---------------------------------
                               DAVID H. HALLEEN
                               Vice President, Finance
                               (Principal Financial Officer and
                               Principal Accounting Officer)