Form 10-Q
period 1999-07-02
TB WOODS CORP
filed 1999-08-05
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended July 2, 1999

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

                                            Yes   X       No
                                                -----       -----

Number of shares outstanding of the issuer's Common Stock:

                  Class                          Outstanding at July 2, 1999
                  -----                          ---------------------------
     Common Stock, $.01 par value                        5,880,922
--------------------------------------------------------------------------------

                                Table of Contents

Part I. - Financial Information                                         Page No.
-------------------------------                                         --------



Condensed Consolidated Balance Sheets -
         July 2, 1999 and January 1, 1999                                  3

Condensed Consolidated Statements of Operations -
          For the Second Quarter and Year to Date Ended
          July 2, 1999 and July 3, 1998                                    4

Condensed Consolidated Statements of Cash Flows -
         For Year to Date Ended
         July 2, 1999 and July 3, 1998                                     5

Notes to Condensed Consolidated Financial Statements                       6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8

Part II. - Other information                                              11
----------------------------

Part I.-Financial Information
Item 1. Financial Statements

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                                                     Unaudited       January 1,
(in thousands, except per share and share amounts)                                  July 2, 1999        1999
---------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents .....................................................       $2,613          $2,521
Accounts receivable, less allowances for doubtful accounts, discounts,
and claims of $420 at July 2, 1999 and $414 at January 1, 1999 ................       18,376          17,428
Inventories....................................................................       27,853          29,855
Other current assets ..........................................................        4,000           2,705
                                                                                     -------         -------
     Total current assets .....................................................       52,841          52,509
                                                                                     -------         -------
Property, plant, and equipment ................................................       60,360          55,249
Less accumulated depreciation .................................................       30,606          27,553
                                                                                     -------         -------
    Net property, plant and equipment .........................................       29,754          27,696
                                                                                     -------         -------
Other Assets:
Deferred income taxes .........................................................        3,631           3,570
Goodwill, net of accumulated amortization of $1,529 at
     July 2, 1999 and $1,418 at January 1, 1999 ...............................        9,828          10,059
Other..........................................................................        2,159           2,191
                                                                                     -------         -------
     Total other assets .......................................................       15,618          15,820
                                                                                     -------         -------

TOTAL ASSETS ..................................................................      $98,213         $96,025
                                                                                     =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt...........................................         $291            $378
Accounts payable ..............................................................        7,765           6,332
Checks outstanding ............................................................        1,176           1,705
Accrued expenses ..............................................................        9,013           9,012
Deferred income taxes .........................................................        1,589           1,589
                                                                                     -------         -------

     Total current liabilities ................................................       19,834          19,016
                                                                                     -------         -------

Long-term debt, less current maturities .......................................       33,175          32,091
                                                                                     -------         -------

Postretirement benefit obligation, less current portion .......................       15,870          16,403
                                                                                     -------         -------
Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     no shares issued or outstanding...........................................           --              --
Common stock, $.01 par value; 40,000,000 shares authorized, 5,887,698 shares issued and 5,880,922 and 5,877,580 shares outstanding at July 2, 1999 and
   January 1, 1999,  respectively..............................................           59              59
Treasury Stock, at cost .......................................................          (65)           (158)
Additional paid-in capital ....................................................       30,367          28,821
Retained Earnings..............................................................          415           1,136
Other comprehensive income ....................................................       (1,442)         (1,343)
                                                                                     -------         -------
     Total shareholders' equity ...............................................       29,334          28,515
                                                                                     -------         -------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................................      $98,213         $96,025
                                                                                     =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations


                                                                         Unaudited                     Unaudited
                                                                    Second Quarter Ended               Year to Date
                                                                    July 2           July 3         July 2       July 3
(in thousands, except share and per share amounts)                   1999             1998           1999         1998
-----------------------------------------------------------------------------------------------------------------------

Net sales.......................................................   $30,723          $34,161        $60,781      $70,212

Cost of sales...................................................    20,206           21,909         39,184       44,584
                                                                  -----------------------------------------------------

  Gross profit..................................................    10,517           12,252         21,597       25,628

Selling, general and administrative expenses....................     8,065            8,015         16,039       16,729
                                                                  -----------------------------------------------------

   Operating income.............................................     2,452            4,237          5,558        8,899
                                                                  -----------------------------------------------------

Other expense:
   Interest expense and other finance charges...................      (372)            (507)          (971)      (1,077)
   Other, net...................................................        49               35           (497)         (86)
                                                                  -----------------------------------------------------

      Other expense, net........................................      (323)            (472)        (1,468)      (1,163)
                                                                  -----------------------------------------------------

Income before provision for income taxes........................     2,129            3,765          4,090        7,736
                                                                  -----------------------------------------------------

Provision for income taxes......................................       842            1,506          1,627        3,094
                                                                  -----------------------------------------------------

Net income......................................................    $1,287           $2,259         $2,463       $4,642
                                                                  =====================================================

Per share of common stock:

Basic net income per common share...............................     $0.22            $0.38          $0.42        $0.79
                                                                  =====================================================

Weighted average shares of common stock.........................     5,893            5,888          5,904        5,873
                                                                  =====================================================

Diluted net income per common share.............................     $0.22            $0.38          $0.42        $0.78
                                                                  =====================================================

Diluted weighted average shares of common stock
   and equivalents outstanding..................................     5,909            5,942          5,920        5,943
                                                                  =====================================================

   The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                                                 Unaudited
                                                                                                Year to Date
                                                                                           July 2,          July 3,
(in thousands)                                                                                1999             1998
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income .....................................................................            $2,463           $4,642
                                                                                      ------------------------------
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
     Depreciation and amortization..............................................             2,119            2,506
     Change in deferred income taxes, net.......................................               (61)              47
     Stock option compensation expense..........................................                 0               21
     Profit sharing compensation expense........................................               230              240
     Minority interest..........................................................                 0                8
     Net gain on sale of assets.................................................                 0              (17)
 Changes in working capital:
          Accounts receivable, net .............................................              (948)             408
          Inventories, net .....................................................             2,002           (3,152)
          Prepaid expenses and other current assets.............................            (1,295)            (480)
          Accounts payable .....................................................             1,433             (318)
          Accrued and other liabilities ........................................            (1,323)          (2,070)
                                                                                      ------------------------------
               Total adjustments ...............................................             2,157           (2,807)
                                                                                      ------------------------------
               Net cash provided by (used in) operating activities..............             4,620            1,835
                                                                                      ------------------------------
Cash Flows from Investing Activities:
Capital expenditures ...........................................................            (4,464)          (2,535)
Proceeds from sale of fixed assets..............................................               741              246
Other, net .....................................................................              (292)            (861)
                                                                                      ------------------------------
     Net cash used in investing activities......................................            (4,015)          (3,150)
                                                                                      ------------------------------
Cash Flows from Financing Activities:
Change in checks outstanding....................................................              (529)            (984)
(Repayments)/proceeds of other long-term debt, net..............................             2,920             (349)
Proceeds from new revolving credit facility.....................................            19,200           22,900
Repayments of new revolving credit facility.....................................           (20,800)         (19,213)
Payment of dividends ...........................................................            (1,060)            (996)
Treasury Stock .................................................................               (93)            (345)
Other...........................................................................               (52)            (497)
                                                                                      ------------------------------
     Net cash provided by (used in) financing activities........................              (414)             516
                                                                                      ------------------------------
Effect of changes in foreign exchange rates.....................................               (99)            (211)
                                                                                      ------------------------------
Net (decrease) increase in cash and cash equivalents............................                92           (1,010)
Cash and cash equivalents at beginning of period................................             2,521            2,552
                                                                                      ------------------------------
Cash and cash equivalents at end of period......................................            $2,613           $1,542
                                                                                      ==============================

 The accompanying notes are an integral part of these consolidated statements.

                     TB Wood's Corporation and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                    (in thousands, except per share amounts)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") as of July 2, 1999 and January 1, 1999, and the results of operations and cash flows for the Second Quarter and year to date ended July 2, 1999 and July 3, 1998. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

2. The major classes of inventories at July 2, 1999 and January 1, 1999 consisted of the following:

                                                        Unaudited
                                              ------------------------------
                                                July 2,           January 1,
                                                 1999                1999
        --------------------------------------------------------------------

        Raw materials and supplies ...........   $5,326             $5,982
        Work in process ......................    7,714              8,370
        Finished goods........................   20,743             21,433
                                               -----------------------------
        Total at FIFO cost....................   33,783             35,785
        Excess of FIFO cost over LIFO cost....   (5,930)            (5,930)
                                               -----------------------------
        Total at LIFO cost ..................   $27,853            $29,855
                                               =============================


3. On July 2, 1999, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on July 30, 1999 to stockholders of record on July 16, 1999.

4. In 1996, the Board of Directors authorized, subject to certain business and market conditions, the Company to purchase up to 200,000 of the Company's common shares. Through July 2, 1999 the number of shares purchased under this authorization was 120,525. During the second quarter of 1999, the number of treasury shares issued to employees under employee option and stock purchase plans was 6,137 and the number of shares issued for the Retirement Savings and Investment plan was 7,289. As of July 2, 1999, 6,776 shares were held in treasury, at cost.

5. Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other non-owner changes in equity.

        Total comprehensive income for the year to date periods ended July 2, 1999 and July 3, 1998 was as follows:

                                                       Unaudited     Unaudited
                                                     ---------------------------
                                                     July 2, 1999   July 3, 1998
        ------------------------------------------------------------------------
        Net Income .................................... $2,463        $4,642
        Other comprehensive income, net of tax:
             Foreign currency translation adjustments..    (99)         (211)
                                                       -----------------------
        Total comprehensive income .................... $2,364        $4,431
                                                       =======================

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

                                                                   Second Quarter              Year to date
                                                                 July 2      July 3         July 2       July 3
(in thousands, except per share amounts)                          1999        1998           1999         1998
---------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
outstanding ...........................................         5,893       5,888          5,904        5,873
Shares issued upon assumed exercise of
outstanding stock options..............................            16          54             16           70
                                                           ----------------------------------------------------
Weighted average number of common and
common equivalent shares outstanding...................         5,909       5,942          5,920        5,943
                                                           ====================================================

Net Income.............................................        $1,287      $2,259         $2,463       $4,642
                                                           ====================================================

Basic net income per common share......................         $0.22       $0.38          $0.42        $0.79
                                                           ====================================================

Diluted net income per common share....................         $0.22       $0.38          $0.42        $0.78
                                                           ====================================================

7.      Segment Reporting

        The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment as of July 2, 1999.

                                     Mechanical       Electronics
                                      Business          Business        Total
                                   ---------------------------------------------

Revenues from external customers      $35,776           $25,005         $60,781

Year to Date Operating Profit           4,157             1,401           5,558

Depreciation                              738               792           1,530

Segment Assets                         47,787            26,192          73,979

Expenditures for long-lived assets      3,917               547           4,464

        The following table reconciles segment profit to consolidated income before income taxes and extraordinary item as of July 2, 1999.

Total operating profit for reportable
   segments                                                          $5,558

Interest, net                                                          (971)

Other unallocated amounts                                              (497)
                                                                      -----
Income before income taxes
   and extraordinary items                                           $4,090


Item 2.   Management's Discussion and Analysis of  Financial
          Condition and Results of Operations
          --------------------------------------------------

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         TB Wood's Corporation and Subsidiaries (the "Company") posted net sales for the second quarter 1999 of $30,723, compared to $34,161 for the second quarter 1998, a decrease of 10.1%. Year to date sales for 1999 were $60,781, $9,431 lower than sales of $70,212 for the same period 1998. Mechanical Business net sales for the second quarter of $18,014 were $1,761 lower than sales of $19,775 in comparable 1998. However, Mechanical Business sales were up 1.4% over the first quarter 1999. Electronics Business net sales were $12,709, a $1,677 decrease from sales of $14,386 in the second quarter of 1998. Second quarter Electronics Business sales were up 3.4% from first quarter revenues. The decrease in the Electronics Business is primarily due to lower system sales.

         Company cost of sales ("COS") in the second quarter 1999 were $20,206 compared to $21,909 for the same period last year, a decrease of 7.8%. COS of 65.8% for the second quarter 1999 increased 1.7% from 1998's second quarter of 64.1%. Year to date 1999 COS were $39,184, $5,400 lower than COS of $44,584 for 1998. Mechanical Business COS of $12,517 was $1,111 lower than COS of $13,628 in the second quarter 1998. As a percent of sales, Mechanical Business reported COS of 69.5%, up 0.6% from 68.9% in the prior the year. Electronics Business COS was $7,689, a $592 decrease from COS of $8,281 in comparable 1998. As a percent of sales, Electronics Business COS increased 2.9% from 57.6% in comparable 1998 to 60.5% for the second quarter 1999. Decreased demand lead to decreased absorption of both Mechanical and Electronics Business fixed costs.

         Selling, general and administrative ("SG&A") expenses for the second quarter 1999 were $8,065, compared to $8,015 for the second quarter 1998, an increase of $50, or 0.6%. SG&A, as a percent of sales, increased to 26.3% in the second quarter 1999 from 23.5% in the second quarter 1998. Year to date 1999 SG&A expenses were $16,039 compared to $16,729 for 1998.

         Income from operations for the Company was $2,452 for the second quarter 1999, or 8.0% as a percent of sales, and $1,785 lower than second quarter 1998 income from operations of $4,237, which was 12.4% of sales. Income from operations year to date 1999 was $5,558, $3,341 lower than the $8,899 reported for 1998.

         Other expense for the second quarter 1999 was $323, compared to other expense of $472 for the same period last year. Interest expense, a component of other expense, for the Company was $372 in the second quarter of 1999, a $135 decrease from $507 of interest expense in the second quarter of 1998. Year to date other expense was $1,468, $305 higher than $1,163 for 1998. The year to date increase was primarily the result of expenses related to a potential acquisition.

         Net income in the second quarter 1999 was $1,287, or $0.22 per diluted share, $972 lower than the $2,259, or $0.38 per diluted share, a year ago. The decrease in earnings was due primarily to lower net sales in the second quarter of 1999. Year to date net income for 1999 was $2,463 compared to $4,642 for comparable 1998.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except per share amounts)

         Working Capital at July 2, 1999 was $33,007, 1.5% below $33,493 at January 1, 1999. The decrease was due primarily to decreased inventories. Current ratio decreased slightly to 2.7:1 at July 2, 1999 from 2.8:1 at year-end 1998.

         Outstanding long-term debt increased $1,084 to $33,175 at July 2, 1999 compared to $32,091 at year-end 1998. Debt was comprised of $5,550 in tax-exempt revenue bonds with virtually all of the remaining $27,625 in debt under the Company's $47,500 unsecured revolving credit facility (the "Facility"). At July 2, 1999, including $6,691 of outstanding standby letters of credit, the Company had approximately $14,400 of available borrowing capacity under the Facility. The Company paid an annual interest rate of approximately 5.9% on its outstanding debt at July 2, 1999.

         The Company's cash flows from operations in year to date 1999 were $4,620, a $2,785 increase from comparable 1998. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

         The 1999 annual meeting of stockholders was held on April 27, 1999. Voting on the election of one director to the first class of directors was conducted. The stockholders voted 5,613,811 shares in the affirmative and 2,040 votes were withheld to elect Thomas C. Foley to the first class of directors of the Board of Directors. In addition to Mr. Foley, Michael L. Hurt, Jean-Pierre
L. Conte, Craig R. Stapleton, and Robert J. Dole will continue as directors after the meeting.

Item 5.  Other Information

          On July 3, 1999, the Company signed a Joint Venture agreement with Electron Corporation headquartered in Littleton, Colorado. The Joint Venture will combine a segment of TB Wood's belted drives business with Electron's belted drive business. Electron Corporation will be the supplier of castings to TB Wood's. TB Wood's will manufacture castings and supply the finished product to the Joint Venture. In addition, TB Wood's will have the responsibility for designing, marketing, selling and distributing the products.


Item 6.  Exhibits and Reports on Form 8-K

a)         Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended July 2, 1999.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on August 3, 1999.

                                          TB WOOD'S CORPORATION



                                          By: /s/ David H. Halleen
                                              ----------------------------------
                                              DAVID H. HALLEEN
                                              Vice President, Finance
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)