Form 10-Q
period 1999-10-01
TB WOODS CORP
filed 1999-11-09
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended October 1, 1999

                         Commission File Number 1-14182

                              TB WOOD'S CORPORATION
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

          DELAWARE                                     25-1771145
-------------------------------            ------------------------------------
(State or other Jurisdiction of            (IRS Employer Identification Number)
Incorporation of Organization)

 440 North Fifth Avenue, Chambersburg, PA                      17201
------------------------------------------                  -----------
 (Address of principal executive offices)                   (Zip Code)


                                 (717) 264-7161
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   X           No
                                                -----            -----

Number of shares outstanding of the issuer's Common Stock:

             Class                            Outstanding at October 1, 1999
----------------------------                  ------------------------------
Common Stock, $.01 par value                           5,879,508

                                Table of Contents

Part I. - Financial Information                                        Page No.
-------------------------------                                        --------

Condensed Consolidated Balance Sheets -
         October 1, 1999 and January 1, 1999                               3

Condensed Consolidated Statements of Operations -
          For the Third Quarter and Year to Date Ended
                     October 1, 1999 and October 2, 1998                   4

Condensed Consolidated Statements of Cash Flows -
         For Year to Date Ended
                       October 1, 1999 and October 2, 1998                 5

Notes to Condensed Consolidated Financial Statements                       6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8


Part II. - Other information                                              11
----------------------------

Part I.-Financial Information
Item 1. Financial Statements

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                  Unaudited
                                                                                  October 1,   January 1,
(in thousands, except per share and share amounts)                                  1999         1999
-------------------------------------------------------------------------------   -----------------------
ASSETS
Current Assets:
Cash and cash equivalents .....................................................   $   3,072    $   2,521

Accounts receivable, less allowances for doubtful accounts,
discounts, and claims of $386 at October 1, 1999 and $414 at January 1, 1999 ..      19,074       17,428
Inventories ...................................................................      31,034       29,855
Other current  assets .........................................................       3,289        2,705
                                                                                  ----------------------
     Total current  assets ....................................................      56,469       52,509
                                                                                  ----------------------

Property, plant, and equipment ................................................      61,657       55,249
Less accumulated depreciation .................................................      31,452       27,553
                                                                                  ----------------------
    Net property, plant and equipment .........................................      30,205       27,696
                                                                                  ----------------------
Other Assets:
Deferred income taxes .........................................................       3,695        3,570
Goodwill, net of accumulated amortization of $1,568 at
     October 1, 1999 and $1,418 at January 1, 1999 ............................       9,909       10,059
Other .........................................................................       2,330        2,191
                                                                                  ----------------------
     Total other assets .......................................................      15,934       15,820
                                                                                  ----------------------

TOTAL ASSETS ..................................................................   $ 102,608    $  96,025
                                                                                  ======================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt ..........................................   $     273    $     378
Accounts payable ..............................................................      10,909        6,332
Checks outstanding ............................................................       1,227        1,705
Accrued expenses ..............................................................       9,786        9,012
Deferred income taxes .........................................................       1,589        1,589
                                                                                  ----------------------
     Total current liabilities ................................................      23,784       19,016
                                                                                  ---------    ---------

Long-term debt, less current maturities .......................................      32,950       32,091
                                                                                  ----------------------

Postretirement benefit obligation, less current portion .......................      15,594       16,403
                                                                                  ----------------------

Equity in minority shareholders ...............................................         386         --
                                                                                  ----------------------

Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     no shares issued or outstanding ..........................................        --           --
Common stock, $.01 par value; 40,000,000 shares authorized, 5,887,698 shares issued and 5,879,508 and 5,877,580 shares outstanding at October 1, 1999 and
   January 1, 1999, respectively ..............................................          59           59
Treasury Stock, at cost .......................................................         (89)        (158)
Additional paid-in capital ....................................................      29,118       28,821
Retained Earnings .............................................................       2,528        1,136
Other comprehensive income ....................................................      (1,969)      (1,343)
                                                                                  ----------------------
     Total shareholders' equity ...............................................      29,894       28,515
                                                                                  ----------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................................   $ 102,608    $  96,025
                                                                                  ======================

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations


                                                                     Unaudited                                Unaudited
                                                                 Third Quarter Ended                         Year to Date
                                                              Oct. 1             Oct. 2              Oct. 1             Oct. 2
(in thousands, except share and per share amounts)             1999               1998                1999               1998
---------------------------------------------------------------------------------------------------------------------------------

Net sales ........................................          $  32,293           $  34,150           $  93,074           $ 104,362

Cost of sales ....................................             20,757              22,312              59,941              66,896
                                                            ---------------------------------------------------------------------

  Gross profit ...................................             11,536              11,838              33,133              37,466

Selling, general and administrative expenses .....              8,186               8,401              24,225              25,132
                                                            ---------------------------------------------------------------------

   Operating income, before minority interest ....              3,350               3,437               8,908              12,334
                                                            ---------------------------------------------------------------------

Minority Interest ................................                412                --                   412                --
                                                            ---------------------------------------------------------------------

Operating income .................................              2,938               3,437               8,496              12,334

Other expense:
   Interest expense and other finance charges ....               (482)               (399)             (1,453)             (1,476)
   Other, net ....................................                (58)                (99)               (555)               (183)
                                                            ---------------------------------------------------------------------

      Other expense, net .........................               (540)               (498)             (2,008)             (1,659)
                                                            ---------------------------------------------------------------------

Income before provision for income taxes .........              2,398               2,939               6,488              10,675
                                                            ---------------------------------------------------------------------

Provision for income taxes .......................                903               1,180               2,530               4,274
                                                            ---------------------------------------------------------------------

Net income .......................................              1,495               1,759               3,958               6,401
                                                            =====================================================================
Per share of common stock:

Basic net income per common share ................              $0.25               $0.30               $0.67               $1.09
                                                            =====================================================================

Weighted average shares of common stock ..........              5,892               5,862               5,905               5,870
                                                            =====================================================================
Diluted net income per common share ..............              $0.25               $0.30               $0.67               $1.08
                                                            =====================================================================
Diluted weighted average shares of common stock
   and equivalents outstanding ...................              5,906               5,907               5,920               5,931
                                                            =====================================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                                        Unaudited
                                                                                       Year to Date
                                                                                 Oct. 1,             Oct. 2,
(in thousands)                                                                    1999                1998
----------------------------------------------------------------------------    ----------------------------
Cash Flows from Operating Activities:
Net income ..........................................................           $  3,958            $  6,401
                                                                                ----------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..................................              3,383               3,757
     Change in deferred income taxes, net ...........................               (125)                 89
     Stock option compensation expense ..............................                  0                  21
     Profit sharing compensation expense ............................                292                 240
     Minority interest ..............................................                412                 (16)
     Net gain on sale of assets .....................................                (98)                (17)
 Changes in working capital:
          Accounts receivable, net ..................................             (1,646)               (297)
          Inventories, net ..........................................             (1,179)             (4,658)
          Prepaid expenses and other current assets .................               (638)               (684)
          Accounts payable ..........................................              4,577                (410)
          Accrued and other liabilities .............................                137              (2,058)
                                                                                ----------------------------
               Total adjustments ....................................              5,115              (4,033)
                                                                                ----------------------------
               Net cash provided by operating activities ............              9,073               2,368
                                                                                ----------------------------
Cash Flows from Investing Activities:
Capital expenditures ................................................             (6,276)             (4,537)

Proceeds from sale of fixed assets ..................................                791                 246
Other, net ..........................................................               (464)             (1,048)
                                                                                ----------------------------
     Net cash used in investing activities ..........................             (5,949)             (5,339)
                                                                                ----------------------------
Cash Flows from Financing Activities:
Change in checks outstanding ........................................               (478)               (983)
(Repayments)/proceeds of other long-term debt, net ..................              2,653                (533)
Proceeds from new revolving credit facility .........................             29,600              32,700
Repayments of new revolving credit facility .........................            (31,200)            (26,113)
Payment of dividends ................................................             (1,590)             (1,526)
Treasury Stock ......................................................                 69                (745)
Other ...............................................................             (1,001)               (497)
                                                                                ----------------------------
     Net cash provided by (used in) financing activities ............             (1,947)              2,303
                                                                                ----------------------------
Effect of changes in foreign exchange rates .........................               (626)               (107)
                                                                                ----------------------------
Net (decrease) increase in cash and cash equivalents ................                551                (775)
Cash and cash equivalents at beginning of period ....................              2,521               2,552
                                                                                ----------------------------
Cash and cash equivalents at end of period ..........................           $  3,072            $  1,777
                                                                                ============================



The accompanying notes are an integral part of these consolidated statements.

                     TB Wood's Corporation and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                    (in thousands, except per share amounts)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") as of October 1, 1999 and the results of operations and cash flows for the Third Quarter and year to date ended October 1, 1999 and October 2, 1998. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

2. The major classes of inventories at October 1, 1999 and January 1, 1999 consisted of the following:
                                                              Unaudited
                                                      -------------------------
                                                       October 1,    January 1,
                                                         1999          1999
                                                       ------------------------
                  Raw materials and  supplies ......   $  6,488      $  5,982
                  Work in process ..................      8,648         8,370
                  Finished goods ...................     21,828        21,433
                                                       ------------------------
                  Total at FIFO cost ...............     36,964        35,785
                  Excess of FIFO cost over LIFO cost     (5,930)       (5,930)
                                                       ------------------------
                  Total at LIFO cost ...............   $ 31,034      $ 29,855
                                                       ========================

3. On October 4, 1999, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on October 29, 1999 to stockholders of record on October 15, 1999.

4. In 1996, the Board of Directors authorized, subject to certain business and market conditions, the Company to purchase up to 200,000 of the Company's common shares. Through October 1, 1999 the number of shares purchased under this authorization was 139,482. During the third quarter of 1999, no treasury shares were issued to employees under employee option and stock purchase plans, and the number of shares issued for the Retirement Savings and Investment plan was 6,035. As of October 1, 1999, 8,190 shares were held in treasury, at cost.

5. Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other non-owner changes in equity.

        Total comprehensive income for the year to date periods ended October 1, 1999 and October 2, 1998 was as follows:

                                                       Unaudited    Unaudited
                                                      -------------------------
                                                      Oct. 1, 1999 Oct. 2, 1998
        --------------------------------------------  -------------------------

        Net Income..................................       $3,958       $6,401

        Other comprehensive income, net of tax:
         Foreign currency translation adjustments...         (626)        (107)
                                                      -------------------------
        Total comprehensive income..................       $3,332       $6,294
                                                      =========================
                                       6

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

                                                    Third Quarter              Year to date
                                                 Oct. 1       Oct. 2        Oct. 1       Oct. 2
(in thousands, except per share amounts)          1999         1998          1999         1998
------------------------------------------------------------------------------------------------
Weighted average number of common shares
  outstanding ............................       5,892         5,862         5,905         5,870

Shares issued upon assumed exercise of
  outstanding stock options ..............          14            45            15            61
                                                 -----------------------------------------------
Weighted average number of common and
  common equivalent shares outstanding ...       5,906         5,907         5,920         5,931
                                                 ===============================================

Net Income ...............................      $1,495        $1,759        $3,958        $6,401
                                                 ===============================================

Basic net income per common share ........      $ 0.25        $ 0.30        $ 0.67        $ 1.09
                                                 ===============================================

Diluted net income per common share ......      $ 0.25        $ 0.30        $ 0.67        $ 1.08
                                                 ===============================================



7.    Segment Reporting

       The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment as of October 1, 1999.

                                               Mechanical             Electronics
                                                Business                Business                Total
                                         ---------------------------------------------------------------

Revenues from external customers .........      $55,907                 $37,167                 $93,074

Year to Date Operating Profit ...........         6,970                   1,938                   8,908

Depreciation and Amortization ...........         2,177                   1,206                   3,383

Segment Assets ..........................        52,819                  27,051                  79,870

Expenditures for long-lived assets ......         5,517                     759                   6,276


       The following table reconciles segment profit to consolidated income before income taxes and extraordinary item as of October 1, 1999.

                Total operating profit for reportable
                   segments                                       $8,908

                Interest, net                                     (1,453)

                Other unallocated amounts                           (555)

                Minority interest                                   (412)
                                                                    ----

                Income before income taxes
                   and extraordinary items                        $6,488


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         TB Wood's Corporation and Subsidiaries (the "Company") posted net sales for the third quarter 1999 of $32,293, compared to $34,150 for the third quarter 1998, a decrease of 5.4% primarily due to the Electronic Business as noted below. Year-to-date net sales for 1999 were $93,074, $11,288 lower than net sales of $104,362 for the same period 1998. Mechanical Business net sales for the third quarter of $20,131 were $1,143 higher than net sales of $18,988 in comparable 1998. Mechanical Business net sales were up 11.8% over the second quarter 1999. Electronics Business net sales were $12,162, a $3,000 decrease from net sales of $15,162 in the third quarter of 1998. The decrease is due to lower system sales, fluctuating currency translation rates and the inclusion of Berges September 1998 financials in the third quarter 1998 consolidated financials. Prior to the third quarter 1998 financials, there was a one-month lag in reporting Berges financials. Third quarter Electronic Business net revenues were down 4.3% from second quarter net revenues.

         Company cost of sales ("COS") in the third quarter 1999 were $20,757 compared to $22,312 for the same period last year, a decrease of 7.0%. As a percent of sales, COS of 64.3% for the third quarter 1999 decreased 1.0% from 1998's third quarter of 65.3%. Year-to-date 1999 COS were $59,941, $6,955 lower than COS of $66,896 for 1998. Mechanical Business COS of $13,231 in the third quarter 1999 was $147 higher than COS of $13,084 in the third quarter 1998. As a percent of sales for the third quarter 1999, Mechanical Business reported COS of 65.7%, down 3.2% from 68.9% in the prior year. Electronics Business COS for the third quarter 1999 was $7,525, a $1,701 decrease from COS of $9,226 for the same quarter of 1998. As a percent of sales for the third quarter 1999, Electronics Business COS increased 1.1% from 60.8% in comparable 1998 to 61.9% for the third quarter 1999. Decreased sales volume lead to decreased absorption of Electronics Business fixed costs.

         Selling, general and administrative ("SG&A") expenses for the third quarter 1999 were $8,186, compared to $8,401 for the third quarter 1998, a decrease of $215, or 2.6%. SG&A, as a percent of sales, increased to 25.3% in the third quarter 1999 from 24.6% in the third quarter 1998. Year-to-date 1999 SG&A expenses were $24,225 compared to $25,132 for 1998.

         Income from operations for the Company was $3,350 for the third quarter 1999, or 10.4% as a percent of sales, and $87 lower than third quarter 1998 income from operations of $3,437, which was 10.1% of sales. Income from operations year-to-date 1999 was $8,908, $3,426 lower than the $12,334 reported for the same period in 1998. The reduction in operating profit was due to lower sales volume, less favorable mix of products sold, and cost inflation pressures. These factors were partially offset by the Company's continued emphasis on productivity and the incremental benefit from the Joint Venture agreement with Electron Corporation.

         Other expense for the third quarter 1999 was $540, compared to other expense of $498 for the same period last year. Interest expense, a component of other expense, for the Company was $482 in the third quarter of 1999, an $83 increase from $399 of interest expense in the third quarter of 1998. Year-to-date other expense was $2,008, $349 higher than $1,659 for 1998. The year-to-date increase was primarily the result of expenses related to a potential acquisition.

         Net income in the third quarter 1999 was $1,495, or $0.25 per diluted share, $264 lower than the $1,759, or $0.30 per diluted share, a year ago. Year-to-date net income for 1999 was $3,958 compared to $6,401 for comparable 1998. The decrease in earnings was due primarily to lower net sales in the second and third quarters of 1999.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except per share amounts)

         Working Capital at October 1, 1999 was $32,685, 2.4% below $33,493 at January 1, 1999. The decrease was due primarily to increased accounts payable. Current ratio decreased to 2.4:1 at October 1, 1999 from 2.8:1 at year-end 1998.

         Outstanding long-term debt increased $859 to $32,950 at October 1, 1999 compared to $32,091 at year-end 1998. Debt was comprised of $5,550 in tax-exempt revenue bonds, $27,057 in debt under the Company's $52,500 unsecured revolving credit facility (the "Facility"), and $343 in other instruments. At October 1, 1999, including $6,704 of outstanding standby letters of credit, the Company had approximately $18,739 of available borrowing capacity under the Facility. The Company's annual interest rate as of October 1, 1999 on the Facility is 6.4%.

         The Company's cash flows from operations in year-to-date 1999 were $9,073, a $6,705 increase from comparable 1998. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.

YEAR 2000

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. As the Year 2000 approaches and thereafter, such systems may be unable to accurately process certain date-based information. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in a variety of business activities. The Company is undertaking a five-step process to evaluate the impact of the Year 2000 compliance issue. These steps involve an inventory of Company systems, an evaluation and analysis of systems regarding the Year 2000 compliance impact, implementation of modifications to specified systems, unit testing, and finally systems or integration testing to validate compliance. The Company relies upon third party vendors which supply goods and services to the Company and, although the Company has consulted with various vendors in order to minimize the risk of the Year 2000 compliance issue, such third parties may be affected by the Year 2000 compliance issue. While the Company believes its actions shall have the effect of ameliorating year 2000 risk, there can be no assurance that the Company's internal systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of noncompliance. The failure of the systems or equipment of the Company or third parties could result in the reduction or suspension of the Company's operations and could have a material adverse effect on the Company. Subject to the final results of the evaluation and analysis of the Year 2000 compliance issue, the Company believes that its Year 2000 compliance costs will not be material to its operations, liquidity or capital resources. The Company has instituted a five-step process for evaluating the impact of the Year 2000 compliance issue. To date, the results of this process has given the Company reasonable assurance that it has tested for and has minimized any impact related to year 2000 compliance issues to TB Wood's major business systems. There is still uncertainty regarding the scope of the Year 2000 compliance issue and, at this time, the Company is unable to quantify the impact of potential Year 2000 compliance failures. The Company's Year 2000 compliance program and possible contingency plans are still being developed and assessed in order to attempt to minimize the effect of failures within the Company's reasonable control.

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

IMPACT OF ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the Standard effective date to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. Adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Item 1.  Legal Proceedings
           None

Item 2.  Changes in Securities
           None

Item 3.  Defaults Upon Senior Securities
           None

Item 4.  Submission of Matters to a Vote of Security Holders
           None

Item 5.  Other Information

         On September 8, 1999 Thomas F. Tatarczuch was appointed Vice President-Finance of the Company. Mr. Tatarczuch, who was Division Controller at a significant autonomous subsidiary of Ingersoll-Rand Company for 18 years, will be responsible for the worldwide financial operations of TB Wood's.

         David H. Halleen, who had previously held the position of Vice President-Finance, was appointed to the position of Vice President - Treasury Management and Investor Relations.

         On July 3, 1999, the Company signed a Joint Venture agreement with Electron Corporation headquartered in Littleton, Colorado. The Joint Venture combines a segment of TB Wood's belted drives business with Electron's belted drive business. Electron Corporation will supply castings to TB Wood's. TB Wood's will machine raw castings and supply the finished product to the Joint Venture. In addition, TB Wood's will have the responsibility for designing, marketing, selling and distributing the products.

Item 6.  Exhibits and Reports on Form 8-K

a)         Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended October 1, 1999.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on November 8, 1999.


                           TB WOOD'S CORPORATION



                           By:      /s/Thomas F. Tatarczuch
                                    ----------------------------------
                                    THOMAS F. TATARCZUCH
                                    Vice President-Finance
                                    (Principal Financial Officer and
                                     Principal Accounting Officer)