Form 10-K
period 1999-12-31
TB WOODS CORP
filed 2000-03-28
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price on February 11, 2000, was $50,238,873. On February 15, 2000, there were 5,467,403 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K.

                              TB WOOD'S CORPORATION
                    FISCAL YEAR 1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I................................................................................................................... 4

         Item 1. Business.................................................................................................4
         Item 2. Properties...............................................................................................9
         Item 3. Legal Proceedings........................................................................................9
         Item 4. Submission of Matters to a Vote of Security Holders......................................................9

PART II..................................................................................................................10

         Item 5. Market for Registrant's Common Equity and Related Shareholder Matters...................................10
         Item 6. Selected Financial Data.................................................................................10
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation....................11
         Item 8. Financial Statements and Supplementary Data.............................................................15
         Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....................38

PART III.................................................................................................................39

         Item 10. Directors and Executive Officers of the Registrant.....................................................39
         Item 11. Executive Compensation.................................................................................39
         Item 12. Security Ownership of Certain Beneficial Owners and Management.........................................39
         Item 13. Certain Relationships and Related Transactions.........................................................39

PART IV..................................................................................................................40

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................40

SIGNATURES...............................................................................................................43

                                     PART I

Item 1.  Business.

General

         TB Wood's Corporation (the "Company" or "TB Wood's") is an established designer, manufacturer and marketer of electronic and mechanical industrial power transmission products. The Company's products are sold to North American and international manufacturers and users of industrial equipment. Headquartered in Chambersburg, Pennsylvania, the 143 year-old business operates 11 production facilities with over 1,100 employees in the United States, Canada, Mexico, Germany, India and Italy. The Company has a network of more than 1,000 select independent distributors with over 3,000 locations in North America.

History

         TB Wood's Incorporated was founded in 1857, and entered the power transmission industry at the turn of the century. The Company was incorporated in 1995. In January 1996, a subsidiary of the Company merged with TB Wood's Incorporated ("TBW"), the original Pennsylvania Corporation that was formed in 1857, with TBW as the surviving corporation in the merger.

         Since 1992, the Company has introduced 25 new electronic products or product line extensions, including seven such introductions in the most recent two years. These include a new line of full-featured drives which improve motor performance; extension to 20 horsepower of the Company's successful line of micro-inverters; and drives for motor sizes up to 700 horsepower. The Company introduced a unique and high performance integrated motor-drive combination; and a line of customizable, cost-effective drives targeted for industrial Original Equipment Manufacturer ("OEM") applications. Since 1992, the company has introduced nine new mechanical products and product line extensions, including three mechanical belted drive products and four new coupling products.

         The Company uses acquisitions and strategic alliances to enhance product offerings, gain access to technology and products, leverage fixed costs, and extend the Company's global reach. Since 1993 the Company has completed eight acquisitions. In the electronics business the Company acquired Plant Engineering Consultants, Inc., an established supplier of integrated drive systems for the fibers industry; Ambi-Tech Industries, Inc., a leading manufacturer of electronic brakes; and Graseby Controls Inc., a supplier of high-frequency drives for machine tool applications. In December 1997, the Company acquired Berges electronic GmbH in Germany, and its subsidiary Berges electronic S.r.l. in Italy. The Berges companies are well-established drive developers, manufacturers and marketers, and are located in the two most important machinery markets in Europe. The Company's mechanical business acquisitions include several lines of flexible couplings and variable speed drives from Dana Corporation; Grupo Blaju S.A. de C.V., the leading Mexican manufacturer and marketer of belted drives; and Deck Manufacturing, a producer of gear couplings. During July, 1999, the Company entered into a joint venture with Electron, located in Littleton, Colorado in the belted drive business to leverage fixed costs, provide additional foundry capacity, and open new customer opportunities. The Company has strategic alliances with companies in Finland, France, Switzerland, Australia, New Zealand and Japan.

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

         For further product information, refer to the consolidated financial statements and footnote No. 9 included in this Form 10-K.

                                                1999                        1998                     1997
                                                ----                        ----                     ----

                                       Net Sales      %            Net Sales      %         Net Sales      %
                                       ---------    -----          ---------    -----       ---------   ------
Electronic Power                         $49.7      40.2%            $57.0      42.6%         $44.0      35.5%
Transmission
Products

Mechanical Power                          74.0      59.8%             76.9      57.4%          80.0      64.5%
Transmission
Products
                                        $123.7     100.0%           $133.9     100.0%        $124.0     100.0%

Electronic Product Offering

         The Company designs and manufactures Alternating Current ("AC") and Direct Current ("DC") electronic drives and integrated electronic drive systems that are marketed throughout North America and internationally. These products are used to control the speed, acceleration, and other operating characteristics of electric motors in manufacturing processes. The Company's standard AC electronic drive products, which represent most of its net sales of electronic drive product offering, are programmable to meet the needs of specific applications with particular strengths in food processing, materials handling, packaging and general machinery applications. The Company's electronic products are designed to meet both North American and European standards. The Company's integrated electronic drive systems consist of uniquely configured AC and/or DC electronic drives, programmable logic controllers and in-house designed custom software. These systems are packaged in custom enclosures to meet the requirements of specific applications.

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

Marketing and Distribution

         The Company's products are sold principally throughout North America and, to a lesser extent, internationally. In North America, the Company sells to selected, authorized, industrial distributors who resell the Company's products to industrial consumers and Original Equipment Manufacturers ("OEMs"). The Company also sells directly to approximately 1,300 OEMs. The Company's marketing alliances include licensing agreements and distribution agreements with distributors and manufacturers who, in some cases, market the Company's products under private label agreements. In North America, the Company has its own technical sales force of more than 40 people and several specialized manufacturers' representatives.

         The Company operates central distribution centers in Chambersburg, Pennsylvania; Stratford, Ontario and Mexico City, Mexico and regional distribution centers in Atlanta, Georgia; Elk Grove, Illinois; Dallas, Texas; Los Angeles, California; Portland, Oregon; Littleton, Colorado; Montreal, Quebec; Orlando, Florida; Edmonton, Alberta; Marienheide, Germany; Bangalore, India; and Naturns, Italy.

         The Company's products are manufactured to maintain stock inventories and on-time delivery is important. Order backlogs are generally less than one month's customer shipments and are not considered to be material in amount.

Customers

         The Company's products are consumed principally by industrial users. The Company's OEM customers include a number of Fortune 500 companies. The Company's distributor customers include, among others, Motion Industries and Kaman Industrial Technologies who are among the largest distributors in the power transmission industry. In addition, the Company's distributors also sell to OEMs. Management believes that the Company is one of the leading suppliers of power transmission products, based on sales volume, to its distributors. The Company's five largest customers accounted for approximately 29% of the Company's net sales in 1999.

Competition

         The power transmission industry is highly competitive. Competition in the AC and DC electronic drive product categories is based on product performance, physical size of the product, tolerance for hostile environments, application support, availability and price. The Company's competitors in these electronic product categories include large multi-national companies in North America, Europe and Asia, as well as many small, domestic niche manufacturers. The integrated electronic drive system market is driven by increased demand from end users for greater speed and process control. This market includes sales of products used in the maintenance and replacement of existing systems, upgrades to existing systems and new capacity expansion. Competition is based on process knowledge and engineering, software design, product durability and price. Major systems competitors include Asea Brown Boveri, Allen Bradley and Siemens Corp. The Company competes with several divisions of large industrial companies as well as many small to mid-sized independent companies in the mechanical product category. Competition in the mechanical product offering is based on availability, quality, price, size capability, engineering and customer support. The Company's most significant competitors in the mechanical product category include Rockwell, Emerson Electric Co. Inc., Martin Sprocket and Gear, Rexnord Corp. and Lovejoy Industries Inc. Management believes that there are no significant foreign competitors in the North American mechanical product market because of a fragmented customer base, prohibitive freight costs as compared to selling price and difficult access to existing distribution channels.

Research and Development

         The Company's research and development efforts include the development of new products, the testing of products, and the enhancement of manufacturing techniques and processes. The Company's annual expenditures for research and development (including royalties and payments to third parties) as a percent of net sales during the last three fiscal years have been 3.0% for 1999, 2.6% for 1998, and 3.0% for 1997. The Company is completing a new Technology Center at the Chambersburg facility which is designed to make the research and development investment more productive by making it easier for engineers to share insights and collaborate on projects.

Raw Materials

         The Company uses standard purchased components in all of its electronics products. The Company also purchases specialized components designed by its engineers. Purchased components include power transistors, capacitors, printed circuit boards, aluminum heat sinks, plastic enclosures and sheet metal stampings. These electronic parts and components are purchased from a number of suppliers and management has taken steps to qualify multiple sources for key items. The principal raw materials used in the Company's mechanical manufacturing operations are various types of steel, including pig iron, metal stampings, castings, forging and powdered metal components. The Company also designs, tools and out-sources special components made of aluminum, powdered metal and polymers. The Company purchases the materials used in its mechanical manufacturing operations from a number of suppliers and management believes that the availability of its materials is adequate.

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

Employees

         As of December 31, 1999, the Company employed over 1,100 people. Over 30 of the Company's hourly employees located at its Stratford, Ontario, Canada facility are represented by the United Steelworkers of Canada pursuant to a collective bargaining agreement dated January 20, 1998 that expires on January 19, 2001. Over 110 of the Company's employees located at its Mexico City, Mexico facility are represented by the National Metal Workers' Union of Mexico pursuant to a collective bargaining agreement that expires on January 31, 2001. The Company has created the TB Wood's Institute, which offers training programs to improve employees' operating, management and team-building skills.

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

         The Mt. Pleasant Facility is currently listed on Michigan's inactive hazardous waste site list pursuant to the Michigan version of CERCLA (formerly known as "Act 307", amended and recodified on June 5, 1995 as Part 201 of the Natural Resources and Environmental Protection Act ("Part 201")). The Mt. Pleasant Facility was first placed on the Michigan hazardous waste site list in 1991, when the Facility was owned by Dana Corporation. When the Company acquired the Mt. Pleasant Facility from Dana Corporation, the Asset Purchase Agreement dated March 31, 1993 (the "Asset Purchase Agreement") included an environmental indemnity provision. Pursuant to this provision, Dana Corporation agreed to indemnify the Company with respect to any environmental liabilities to the extent they arose out of environmental conditions first occurring on or before the closing date, including the presence or release of any hazardous substances at, in, or under the Mt. Pleasant Facility and with respect to the identification of the Mt. Pleasant Facility on the Michigan list of inactive hazardous waste sites. The Dana Corporation is conducting a limited remediation with respect to volatile organic compounds found in soils and groundwater. The Company has not been notified by the Michigan Department of Natural Resources or any other governmental agency or person that it has any responsibility for investigating or remediating such environmental conditions. Although the Company has no reason to believe Dana Corporation cannot fulfill its remediation and indemnification obligations under the Asset Purchase Agreement, if Dana Corporation is unable to fulfill such commitments, then the Company may incur additional costs.

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

Recent Developments

Self-Tender Offer

         On December 17, 1999, the Company completed a "Dutch Auction" self-tender offer. On November 12, 1999, the Company commenced the tender offer for up to 400,000 shares of its Common Stock, or approximately 6.8% of its then-outstanding shares, at a purchase price not greater than $12.50 nor less than $9.00 per share. A total of 424,398 shares were tendered at $9.00 per share. Due to the over-subscription, shares tendered were pro-rated. The Company purchased 400,000 shares at $9.00 per share, resulting in a final pro-ration factor of 94%. Following the purchase of shares of Common Stock tendered, the Company had approximately 5,462,228 shares of Common Stock issued and outstanding. The funds required to complete the offer and pay related expenses were provided from borrowings incurred by the Company under its $52,500,000 unsecured revolving credit facility (the "Credit Facility") arranged by PNC Bank, N.A. ("PNC") bearing a variable interest rate that is currently at LIBOR plus 112.5 basis points and maturing October 2003.

Item 2.  Properties.

The Company owns and operates the following facilities:

          Location                                       Operations                                            Sq. Feet
          --------                                       ----------                                            --------
Chambersburg,                 Foundry production of iron, and manufacturing and engineering                    440,000
Pennsylvania                  of mechanical products. Central distribution, administrative offices and corporate headquarters.

Scotland, Pennsylvania        Manufacturing and engineering of electronic products.                             51,300

Trenton, Tennessee            Manufacturing of mechanical products.                                             60,000

Stratford, Ontario            Manufacturing of mechanical products.  Central distribution and                   46,000
                              administrative offices for Canada.

San Marcos, Texas             Manufacturing and engineering of mechanical products.                             51,000

Mt. Pleasant, Michigan        Manufacturing of mechanical products.                                             30,000

Chattanooga, Tennessee        Manufacturing, engineering and sales of integrated electronic                     60,000
                              drive systems. Headquarters of PEC.

Marienheide, Germany          Manufacturing, engineering and sales of electronic products.                       9,800*
                              Central distribution and administrative offices for Berges electronic GmbH.

Naturns, Italy                Manufacturing of electrical products.                                             19,500*

Elk Grove, Illinois           Distribution center.                                                              21,700

Bangalore, India              Manufacturing, engineering and sales of integrated electronic                      4,500*
                              drive systems.

------------------------------
*Includes certain leased space

         In addition, the Company leases manufacturing facilities in Mexico City, Mexico. The Company also has distribution facilities in: Atlanta, Georgia; Dallas, Texas; Montreal, Quebec; Edmonton, Alberta; Los Angeles, California; Portland, Oregon; Littleton, Colorado; and Orlando, Florida.


Item 3.  Legal Proceedings.

         The Company is a party to various legal actions arising in the ordinary course of business. The Company does not believe that the outcome of any of these actions will have a materially adverse affect on the consolidated financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted for a vote of the security holders during the fiscal quarter ended December 31, 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         The Company consummated the Initial Public Offering ("IPO") of its common stock on February 8, 1996 and its Common Stock is listed on the New York Stock Exchange. The high and low prices for the Common Stock, and dividends paid on Common Stock, during the period from January 2, 1998 through December 31, 1999 were as follows:

                                                  Sales Price                            Dividends
                                                  -----------                            ---------
                                             High              Low               Declared      Paid in Cash
                                             ----              ---               --------      ------------
                 Fiscal Year 1998
                 ----------------
                 1st quarter                $23.12            $20.50                 $.08              $.08
                 2nd quarter                 24.50             20.81                  .09               .09
                 3rd quarter                 21.06             14.56                  .09               .09
                 4th quarter                 14.81             11.75                  .09               .09

                 Fiscal Year 1999
                 ----------------
                 1st quarter                $12.75            $10.88                 $.09              $.09
                 2nd quarter                 12.00             10.63                  .09               .09
                 3rd quarter                 11.00              9.63                  .09               .09
                 4th quarter                 10.50              8.25                  .09               .09

         On February 11, 2000 there were 166 registered shareholders of the Company's Common Stock, and the high and low sales prices for the Common Stock were both $9.19. During fiscal year 1999, the Company declared and paid total dividends of $.36 on the shares of its Common Stock. The Company declared a $.09 dividend on January 7, 2000 and paid it on January 31, 2000. The declaration of any dividend, including the amount thereof, will be at the discretion of the Board of Directors of the Company, and will depend on the Company's then current financial condition, results of operations and capital requirements, and such other factors as the Board of Directors deems relevant.

         There were no sales of unregistered securities during the period of January 2, 1999 through December 31, 1999.


Item 6.  Selected Financial Data.

         The following tables set forth selected historical financial and operating data for the Company for each of the five years through fiscal year 1999 and have been derived from the Company's financial statements which have been audited by the Company's independent public accountants. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation."

         Effective fiscal year 1995, the Company changed its year-end to the Friday closest to the last day of December. Fiscal year-ends are as follows:

                           1999             December 31, 1999
                           1998             January 1, 1999
                           1997             January 2, 1998
                           1996             January 3, 1997
                           1995             December 29, 1995
                       1994 & prior         December 31 of calendar year.

                                                              Selected Financial Data

(in thousands, except per share data)                                           Fiscal Year
                                                            1999           1998         1997         1996        1995
Revenue and Income:
Net sales                                               $123,737       $133,949     $124,027     $102,505    $102,307
Gross profit                                              44,357         47,589       45,012       37,747      36,111
Operating income                                          12,108         15,566       16,951       12,573      12,593
Minority interest                                            808              0            0            0           0
Operating income after minority interest                  11,300         15,566       16,951       12,573      12,593
Net income                                                 5,367          7,890        8,689        4,640       4,599
                                                   -------------- -------------- ------------ ------------ -----------
Cash Flow
Cash provided by operations                              $10,050         $6,228      $16,829       $9,090      $9,214
Capital expenditures                                       8,316          7,481        5,824        3,762       4,531
                                                   -------------- -------------- ------------ ------------ -----------
Assets and Liabilities:
Working capital*                                         $34,245        $34,644      $27,682      $26,962     $26,160
Total assets                                             102,866         96,025       89,617       73,395      66,631
Total debt                                                36,924         32,469       26,539       22,227      41,463
Shareholders' equity (deficit)                            27,692         28,515       23,606       16,875     (7,488)
                                                   -------------- -------------- ------------ ------------ -----------
Per Share Data
Net income                                                 $0.91          $1.33        $1.47        $0.83       $1.21
Cash dividends paid                                          .36            .35          .32          .24           -
Book value                                                  4.72           4.81         3.99         3.01      (1.97)
                                                   -------------- -------------- ------------ ------------ -----------

Weighted average shares outstanding                        5,910          5,932        5,921        5,600       3,810

* Working capital is defined as the sum of accounts receivable, inventory, and other current assets, less accounts payable and accrued expenses.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Year Ended December 31, 1999 Compared to Year Ended January 1, 1999

         Net sales for fiscal 1999 decreased to $123.7 million from $133.9 million in 1998, a decrease of $10.2 million, or 7.6%. Based on data received from industry trade associations, this reduction compares to, and management believes was caused by, changes in the marketplace caused by overall economic conditions.

         Gross profit for 1999 decreased to $44.4 million from $47.6 million in 1998, a decrease of $3.2 million, or 6.7%. Gross profit as a percent of net sales increased to 35.9% from 35.5%, due primarily to activities to reduce raw materials and component costs, benefits from the belted drives joint venture, lower machine set-up costs, increased output per man hour of wage costs, and closing the Greensboro, North Carolina facility. These favorable results were partially offset by wage inflation and lower fixed cost absorption, which resulted in the decrease of gross profit.

         Selling, general, and administrative ("SG&A") expense for fiscal 1999 increased to $32.2 million from $32.0 million in 1998, an increase of $0.2 million or 0.6%. SG&A expense as a percent of net sales increased to 26.1% from 23.9%, primarily as a result of lower sales. The major challenge in 1999 was to control SG&A expenses in absolute dollars while spending on new product projects which may generate benefits in future years.

         Other expense (excluding minority interest) for fiscal 1999 increased to $2.6 million from $2.4 million in 1998, an increase of $0.2 million or 8.3%. Other expense for 1999 included $350 thousand of one-time charges to terminate the proposed acquisition of Lincoln Motors. Interest expense, a component of total other expense, decreased to $1.9 million in 1999 from $2.0 million in 1998. This decrease was due primarily to lower interest rates. The effective tax rate for 1999 was 38.5%. Details of the provision for income taxes are discussed in Note 5 to the financial statements.

         Net income for fiscal 1999 decreased to $5.4 million from $7.9 million in 1998, a decrease of $2.5 million, or 31.6%. The primary reason for this reduction was the lower sales volume.

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

         Selling, general, and administrative expense for fiscal 1998 increased to $32.0 million from $28.1 million in 1997, an increase of $3.9 million or 14.1%. SG&A expense as a percent of net sales increased to 23.9% from 22.6%, primarily as a result of higher SG&A expense as a percent of sales at Berges electronic GmbH which was not included in 1997 operating results.

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

Liquidity and Capital Resources

         The Company's principal sources of funds are cash flows from operations and borrowings under the Company's revolving credit agreement. Cash provided from operations in 1999 was $10.1 million, an increase of $3.9 million from the prior year. Net cash used for investing activities during fiscal years 1999, 1998, and 1997 was $7.8 million, $7.7 million and $16.7 million, respectively. The Company's investing activities in 1999 and 1998 were primarily capital expenditures. In 1997, the Company acquired Graseby Controls, Inc. through a purchase of stock, and acquired the assets of Berges electronic GmbH for a total of $9.9 million, net of acquired cash.

         Capital expenditures for fiscal years 1999, 1998, and 1997 were $8.3 million, $7.5 million, and $5.8 million, respectively. During the last three fiscal years, the Company has made significant capital investments in computer controlled surface mount production ("SMT") lines for populating semiconductors onto circuit boards, test and production equipment at the Company's foundry in Chambersburg, and other equipment to improve and modernize production facilities. In 1999, the Company completed the new San Marcos, Texas facility and upgraded some of the machine tool equipment base for mechanical product business. In 1998, the Company initiated two major facility projects: 1) an engineering center in Chambersburg scheduled for completion in mid-2000 and 2) a new plant in San Marcos, Texas to manufacture flexible couplings, which was operational in the first quarter of 1999. In 1997, the Company purchased a $2.1 million facility for its electronics systems business in Chattanooga, Tennessee. These capital expenditures are intended to reduce costs, improve product quality, and provide additional capacity for meeting the Company's growth objectives.

         In March 1999, the Company borrowed $3.0 million by using Variable Rate Demand Revenue Bonds, under the authority of the Industrial Development Corporation City of San Marcos, Texas to finance a new facility for the mechanical products business.

         In April 1997, the Company borrowed $2.6 million by issuing Variable Rate Demand Revenue Bonds, under the authority of The Industrial Revenue Board of the City of Chattanooga, Tennessee, to finance a new facility for the electronics systems business.

         The Company paid $2.1 million in dividends during 1999. The Company paid a $0.09 per share dividend in the first, second, third, and fourth quarters of 1999, and declared a $0.09 dividend on January 7, 2000 and paid it on January 31, 2000. The Company paid $2.1 million in dividends during 1998. The Company paid an $0.08 per share dividend in the first quarter and a $0.09 per share dividend in the second, third, and fourth quarters of 1998.

         The Company believes that it will have sufficient cash flows from operations and available borrowings to meet its future short-term and long-term cash needs for interest, operating expenses, and capital expenditures.

Derivative Financial Instruments

         Market risk is the potential change in an instrument's value caused, for example, by fluctuations in interest and currency exchange rates. The Company's primary market risk exposures are interest rate and unfavorable movements in exchange rates between the U.S. dollar and each of the Mexican peso, Canadian dollar, German deutsche mark, Indian rupee and Italian lira. Monitoring and managing these risks is a continual process carried out by senior management. Market risk is managed based on an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company's financial advisors, both internal and external, provide ongoing advice regarding trends that affect management's assessment.

         Interest Rate Derivatives at                  1999     2000     2001
         ---------------------------------------------------------------------
         Interest Rate Swap:
            Variable to Fixed
            Fixed Rate U.S. $....................     10,000   10,000   10,000
            Average Pay Rate.....................      5.75%    5.75%    5.75%

Year 2000

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. The Company implemented a five-step process to evaluate the impact of the Year 2000 compliance issue. These steps involve an inventory of Company systems, an evaluation and analysis of systems regarding the Year 2000 compliance impact, implementation of modifications to specified systems, unit testing, and finally, systems or integration testing to validate compliance. The Company relies upon third-party vendors which supply goods and services to the Company and, although the Company has consulted with various vendors in order to minimize the risk of the Year 2000 compliance issue, such third parties may be affected by the Year 2000 compliance issue. While the Company believes its actions have ameliorated the Year 2000 risk, there can be no assurance that the Company's internal systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant or that the Company's or third parties' contingency plans will mitigate the effects of noncompliance. No problems have been experienced as of yet because of this issue. There is still uncertainty regarding the scope of the Year 2000 compliance issue and, at this time, the Company is unable to quantify the impact of potential Year 2000 compliance failures. As of the date of this filing, the Company has not experienced any material Year 2000 problems in any of the Company's facilities or operations.

Recent Accounting Pronouncements

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

Item 8.  Financial Statements and Supplementary Data.

                                                                                                               Page
                                                                                                               ----
Report of Independent Public Accountants.....................................................................   16

Consolidated Balance Sheets as of December 31, 1999 and January 1, 1999......................................   17

Consolidated Statements of Operations for the Years Ended December 31, 1999, January 1, 1999,
        and January 2, 1998 .................................................................................   18

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1999,
        January 1, 1999, and January 2, 1998.................................................................   18

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999,
        January 1, 1999, and January 2, 1998 ................................................................   19

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, January 1, 1999,
        and January 2, 1998 .................................................................................   20

Notes to Consolidated Financial Statements...................................................................   21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
TB Wood's Corporation:

         We have audited the accompanying consolidated balance sheets of TB Wood's Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1999 and January 1, 1999 and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TB Wood's Corporation and subsidiaries as of December 31, 1999 and January 1, 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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




ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 11, 2000

                     TB Wood's Corporation And Subsidiaries
                           Consolidated Balance Sheets

(in thousands, except per share and share amounts)                                         1999            1998
-------------------------------------------------------------------------------------- ----------- ---------------
ASSETS
Current Assets:
Cash and cash equivalents                                                                $ 1,245         $ 2,521
Accounts receivable, less allowances for doubtful accounts, discounts,
     and claims of $402 and $414 in 1999 and 1998, respectively                           18,593          17,428
Inventories:
     Finished goods                                                                       22,970          21,433
     Work in process                                                                       9,708           8,370
     Raw materials                                                                         7,465           5,982
     LIFO reserve                                                                         (5,983)         (5,930)
                                                                                      ----------- ---------------
                                                                                          34,160          29,855
Other current assets                                                                       1,834           2,705
                                                                                      ----------- ---------------
     Total current assets                                                                 55,832          52,509
                                                                                      ----------- ---------------
Property, Plant, and Equipment:
Machinery and equipment                                                                   50,280          43,131
Land, buildings, and improvements                                                         13,653          12,118
                                                                                      ----------- ---------------
                                                                                          63,933          55,249
Less accumulated depreciation                                                             32,326          27,553
                                                                                      ----------- ---------------
                                                                                          31,607          27,696
                                                                                      ----------- ---------------
Other Assets:
Deferred income taxes (Note 5)                                                             3,454           3,570
Goodwill, net of accumulated amortization of
     $1,672 and $1,418 in 1999 and 1998, respectively                                      9,805          10,059

Other                                                                                      2,168           2,191
                                                                                      ----------- ---------------
     Total other assets                                                                   15,427          15,820
                                                                                      ----------- ---------------
                                                                                        $102,866         $96,025
                                                                                      =========== ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt (Note 4)                                             $  273         $   378

Accounts payable                                                                          12,407           6,332

Checks outstanding                                                                         1,003           1,705

Accrued expenses (Note 3)                                                                  7,935           9,012

Deferred income taxes (Note 5)                                                             1,034           1,589

                                                                                      ----------- ---------------
     Total current liabilities                                                            22,652          19,016
                                                                                      ----------- ---------------
Long-term debt, less current maturities (Note 4)                                          36,651          32,091

Postretirement benefit obligation, less current portion                                   15,134          16,403

Minority interest                                                                            737               0
Commitments and Contingencies (Note 7)
Shareholders' Equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, no shares issued or outstanding                                                    0               0
Common stock, $.01 par value; 40,000,000 shares authorized, 5,887,698 issued and 5,465,814 outstanding in 1999, and 5,909,286 issued and
5,899,168 outstanding in 1998                                                                 59              59

Common stock in treasury at cost; 421,884 in 1999 and 10,118 in 1998                      (3,811)           (158)

Additional paid-in capital                                                                29,086          28,821

Retained Earnings                                                                          4,001           1,136

Accumulated other comprehensive income                                                    (1,643)         (1,343)
                                                                                      ----------- ---------------
     Total shareholders' equity                                                           27,692          28,515
                                                                                      ----------- ---------------
                                                                                        $102,866         $96,025
                                                                                      =========== ===============

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries
                      Consolidated Statements of Operations

 (in thousands, except per share amounts)                                          1999            1998            1997
-----------------------------------------                                          ----            ----            ----
Net sales                                                                      $123,737        $133,949        $124,027
Cost of sales                                                                    79,380          86,360          79,015
                                                                       ----------------- --------------- ---------------

     Gross profit                                                                44,357          47,589          45,012
Selling, general, and administrative expenses                                    32,249          32,023          28,061
                                                                       ----------------- --------------- ---------------
     Operating income                                                            12,108          15,566          16,951
Other (expense) income:
     Minority Interest                                                              808               0               0
                                                                       ----------------- --------------- ---------------
Operating income after minority interest                                         11,300          15,566          16,951
                                                                       ----------------- --------------- ---------------
     Interest expense and other finance charges                                  (1,915)         (2,040)         (1,695)
     Other, net                                                                    (657)           (380)           (773)
                                                                       ----------------- --------------- ---------------
          Other expense, net                                                     (2,572)         (2,420)         (2,468)
                                                                       ----------------- --------------- ---------------
Income before provision for income taxes                                          8,728          13,146          14,483
Provision for income taxes (Note 5)                                               3,361           5,256           5,794
                                                                       ----------------- --------------- ---------------
Net income                                                                      $ 5,367         $ 7,890         $ 8,689
                                                                       ================= =============== ===============

Per share of common stock:
Basic:
Net income per common share                                                      $ 0.91          $ 1.34          $ 1.49
                                                                       ================= =============== ===============
Weighted average shares of common stock and
   equivalents outstanding                                                        5,896           5,874           5,833
                                                                       ================= =============== ===============
Diluted:
Net income per common share                                                      $ 0.91          $ 1.33          $ 1.47
                                                                       ================= =============== ===============
Weighted average shares of common stock
     and equivalents outstanding                                                  5,910           5,932           5,921
                                                                       ================= =============== ===============

                       Statements of Comprehensive Income

                                                                                 1999           1998              1997
                                                                                 ----           ----              ----
Net Income                                                                     $5,367         $7,890            $8,689

Other comprehensive income, net of tax:
    Foreign currency translation adjustment, net of tax of
    $188, $760, and $122 in 1999, 1998, and 1997, respectively                   (300)        (1,140)             (168)
                                                                          -------------- --------------- ---------------

Comprehensive income                                                           $5,067         $6,750            $8,521
                                                                       ================= =============== ===============

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity


                                                                                      Retained       Accumulated
                                                                         Additional    Earnings         Other
                                                Common   Treasury        Paid-In    (Accumulated    Comprehensive
(in thousands)                                   Stock      Stock        Capital      Deficit)      Income (Loss)
--------------                                   -----      -----        -------      --------      -------------
Balance, January 3, 1997                        $  58        $  0       $ 28,158     $ (11,306)          $   (35)
Net income                                          0           0              0         8,689                 0
Stock issuance for 401(k) plan                      0           0            100             0                 0
Dividends declared                                  0           0              0        (1,400)                0
Stock option compensation and proceeds
from
     Options exercised                              0          95             82             0                 0
Treasury stock, net                                 0        (276)             0          (391)                0
Foreign currency translation adjustment             0           0              0             0              (168)
----------------------------------------- ------------ ----------- -------------- -------------- -----------------

Balance, January 2, 1998                           58       (181)         28,340        (4,408)             (203)
Net income                                          0          0               0         7,890                 0
Dividends declared                                  0          0               0        (2,056)                0
Stock option compensation and proceeds
from
     Options exercised                              1        467             481          (257)                0
Treasury stock, net                                 0       (444)              0           (33)                0
Foreign currency translation adjustment             0          0               0             0            (1,140)
----------------------------------------- ------------ ----------- -------------- -------------- -----------------

Balance January 1, 1999                            59       (158)         28,821         1,136            (1,343)
Net income                                          0          0               0         5,367                 0
Stock issuance for 401(k) plan                      0        323               0           (35)                0
Dividends declared                                  0          0               0        (2,120)                0
Stock option compensation and proceeds
from
    Options exercised                               0        426             265          (329)                0
Treasury stock, net                                 0     (4,402)              0           (18)                0
Foreign currency translation adjustment             0          0               0             0              (300)
----------------------------------------- ------------ ----------- -------------- -------------- -----------------

Balance December 31, 1999                        $ 59    $(3,811)        $29,086       $ 4,001           $(1,643)
                                          ============ =========== ============== ============== =================


The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries
                      Consolidated Statements Of Cash Flows

(in thousands)                                                                        1999            1998            1997
-------------------------------------------------------------------------- ---------------- --------------- ---------------
Cash Flows from Operating Activities:
Net income                                                                          $5,367          $7,890          $8,689
                                                                           ---------------- --------------- ---------------
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                   4,706           4,687           4,097
     Change in deferred income taxes, net                                             (439)          1,892             837
     Stock option compensation and employee stock benefit expense                      648           1,222             101
     Net (gain) loss on sale of assets                                                 (99)              5              10
     Minority interest                                                                 808               0               0
     Other, net                                                                        (43)            (28)              0
     Changes in working capital, net of effects of acquisitions:
          Accounts receivable                                                       (1,165)          2,746            (173)
          Inventories                                                               (4,305)         (4,157)          1,876
          Other current assets                                                         871          (2,402)           (227)
          Accounts payable                                                           6,075          (2,278)          1,531
          Accrued and other liabilities                                             (2,374)         (3,349)             88
                                                                           ---------------- --------------- ---------------
               Total adjustments                                                     4,683          (1,662)          8,140
                                                                           ---------------- --------------- ---------------

               Net cash provided by operating activities                            10,050           6,228          16,829
                                                                           ---------------- --------------- ---------------
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired                                                       0               0          (9,914)
Capital expenditures                                                                (8,316)         (7,481)         (5,824)
Proceeds from sales of fixed assets                                                    791             414              65
Other, net                                                                            (257)           (658)         (1,003)
                                                                           ---------------- --------------- ---------------
     Net cash used in investing activities                                          (7,782)         (7,725)        (16,676)
                                                                           ---------------- --------------- ---------------
Cash Flows from Financing Activities:
Change in checks outstanding                                                          (702)             90              83
Proceeds from (repayments of) long-term debt, net                                    2,633            (357)          2,003
Proceeds from the PNC revolving credit facility, net (Note 4)                        2,200           6,287           2,300
Payment of dividends                                                                (2,120)         (2,056)         (1,866)
Proceeds from issuance of stock upon option exercise                                   250              70              17
Purchase of Treasury Stock, net                                                     (4,994)           (754)           (276)
Other                                                                                 (511)           (674)              0
                                                                           ---------------- --------------- ---------------
     Net cash (used in) provided by financing activities                            (3,244)          2,606           2,261
                                                                           ---------------- --------------- ---------------
Effect of changes in foreign exchange rates                                           (300)         (1,140)           (168)
                                                                           ---------------- --------------- ---------------

(Decrease) increase in cash and cash equivalents                                    (1,276)            (31)          2,246
Cash and cash equivalents at beginning of year                                       2,521           2,552             306
                                                                           ---------------- --------------- ---------------
Cash and cash equivalents at end of year                                            $1,245          $2,521          $2,552
                                                                           ================ =============== ===============
Income taxes paid during the year                                                   $2,052          $3,819          $6,307
                                                                           ================ =============== ===============
Interest paid during the year                                                       $1,915          $2,040          $1,573
                                                                           ================ =============== ===============

The accompanying notes are an integral part of these consolidated financial statements

                     TB Wood's Corporation And Subsidiaries
                   Notes To Consolidated Financial Statements
                    (in thousands, except per share amounts)

1.        NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

         TB Wood's Corporation and subsidiaries (collectively, "Wood's" or the "Company") is an established designer, manufacturer, and marketer of electronic and mechanical industrial power transmission products which are sold to distributors, domestic and international manufacturers and users of industrial equipment. Principal products of the Company include electronic drives, integrated electronic drive systems, mechanical belted drives, and flexible couplings. The Company has operations throughout the United States, Canada, Mexico, Germany, Italy and India. The accompanying consolidated financial statements include the accounts of TB Wood's Corporation, its wholly owned subsidiaries and its majority-owned joint venture. All inter company accounts have been eliminated in consolidation.

         Year-End
         Fiscal year-ends are as follows:

         1999......................December 31, 1999
         1998......................January 1, 1999
         1997......................January 2, 1998


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash

         At December 31, 1999, $1,091 of cash is restricted under the Variable Rate Demand Revenue Bonds (Note 4). This cash may be used for building renovations, improvements, or other capital expenditures related to new production facilities for the electronics systems business and a new production facility for the mechanical division.

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

        Asset Type                                                     Lives
        ------------------------------------------ ----------------------------
        Machinery and equipment                                 3 - 15 years
        Buildings and improvements                             10 - 40 years

Inventories

         Inventories are stated at the lower of cost or market primarily using the last-in, first-out ("LIFO") method. Market is defined as net realizable value. Cost includes raw materials, direct labor, and manufacturing overhead. Approximately 79% and 77% of total inventories in years ending December 31, 1999 and January 1, 1999, respectively, were valued using the LIFO method. TB Wood's-Canada, TB Wood's-Mexico and TB Wood's-Berges inventories are stated at the lower of cost or market using the first-in, first-out ("FIFO") method.

Self-Insurance

         The Company maintains workers' compensation insurance policies which have the potential for retrospective premium adjustments and a partially self-insured group health insurance policy which is subject to specific retention levels. Insurance administrators assist the Company in estimating the fully developed workers' compensation liability and group health insurance reserves which are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims. At December 31, 1999 the Company has issued letters of credit totaling $735 to cover incurred claims and other costs related to the workers' compensation.

Foreign Currency Translation

         The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Translation adjustments, which result from the process of translating financial statements into U.S. dollars, are accumulated as a separate component of other comprehensive income. Exchange gains and losses resulting from foreign currency transactions, primarily intercompany sales of products, are included in other expense in the accompanying statements of operations and are not material.

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

Shareholders' Equity

         In 1996, the board of directors authorized, subject to certain business and market conditions, the purchase of up to 200,000 of the Company's common shares. At December 31, 1999 the number of treasury shares purchased under this authorization was 162,432. The number of treasury shares issued to employees under option and purchase plans was 12,456 and under the 401(k) profit-sharing plan was 21,557 for 1999. The Board of Directors authorized a self-tender "Dutch Auction" for 400,000 of the Company's common shares at a price not to exceed $12.50 per share and not lower than $9.00 per share. On December 17, 1999, the Company accepted 400,000 shares at $9.00 per share and incurred related costs.

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

Research and Development Costs

         Research and development costs consist substantially of projects related to new product development within the electronics business and are expensed as incurred. Total research and development costs are $3,659 in 1999, $3,482 in 1998, and $3,733 in 1997.

Major Customers

         The Company's five largest customers accounted for approximately 29%, 25%, and 30% of net sales for fiscal years 1999, 1998, and 1997, respectively. Of these customers, one accounted for close to 20% of net sales for the year ended December 31, 1999. The loss of one or more of these customers would have an adverse effect on the Company's performance and operations. Foreign and export sales accounted for 23% and 22% of total sales in fiscal years 1999 and 1998, respectively. Inter company transactions are consummated on terms equivalent to those that prevail in arms-length transactions.

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

Net Income Per Share

         In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which the Company adopted for the year ended January 2, 1998. Basic earnings per share ("EPS") is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic EPS. Diluted EPS is computed by dividing reported earnings available to common shareholders by weighted average shares and common equivalent shares outstanding. The difference between primary and fully diluted net income per share is not material for any of the periods presented and has therefore been excluded.

         The computation of weighted average shares outstanding and net income per share is as follows for fiscal years 1999, 1998, and 1997:

                                                                                        1999         1998        1997
----------------------------------------------------------------------------------------------------------------------
Common shares outstanding for basic EPS.........................................       5,896        5,874       5,833
Shares issued upon assumed exercise of outstanding stock options................          14           58          88
                                                                                 -------------------------------------

Weighted average number of common and common equivalent
   shares outstanding...........................................................       5,910        5,932       5,921
                                                                                 =====================================


Recent Accounting Pronouncements

         Effective fiscal 1997, the Company adopted SFAS No. 129, "Disclosure of Information and Capital Structure." SFAS No. 129 requires disclosure of the pertinent rights and privileges of all securities other than ordinary common stock. The Company has disclosed such information in its annual reports filed in Form 10-K.

         In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. The statement addresses the reporting and display of changes in equity that result from transactions and other economic events, excluding transactions with owners. The Company adopted SFAS No. 130 in 1998.

         Effective fiscal 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has disclosed such information in Note 9 to the consolidated financial statements.

         Effective January 3, 1998, the Company adopted SFAS No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits." (See
Note 6).

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the standard effective date to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. Adoption of this statement is not expected to have a material effect on the Company's financial statements.

Reclassifications

         Certain prior period amounts have been reclassified to conform with the current period presentation.


3.       ACCRUED EXPENSES

         Components of accrued expenses were as follows:

                                                                1999       1998
--------------------------------------------------------- ----------- ----------
Accrued payroll and other compensation                        $2,311     $1,987
Accrued workers' compensation                                    404        934
Other accrued liabilities                                      5,220      6,091
                                                          ----------- ----------
Total                                                         $7,935     $9,012
                                                          =========== ==========



4.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations as at the end of each fiscal period consist of the following:

                                                               1999        1998
--------------------------------------------------------- ----------  ----------
Unsecured Revolving Line of Credit                          $30,777     $28,954
Capital lease obligations                                       597         965
Industrial revenue bonds                                      5,550       2,550
                                                          ----------  ----------
                                                             36,924      32,469
Less current maturities                                       (273)        (378)
                                                          ----------  ----------
                                                            $36,651     $32,091
                                                          ==========  ==========

Aggregate future maturities of long-term debt and capital lease obligations as of December 31, 1999 are as follows:

2000                                                            273
2001                                                            241
2002                                                             62
2003                                                         30,798
2004                                                              0
Thereafter                                                    5,550
                                                     ---------------
                                                            $36,924
                                                     ===============

         The Company has a $52,500 unsecured revolving credit facility arranged by PNC Bank, N.A. ("PNC") bearing variable interest of LIBOR plus 112.5 basis points, maturing October 2003. The credit facility contains numerous restrictive financial covenants which require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, as defined, and maintaining certain specified ratios. The credit facility also contains other restrictive covenants that include, among other things, restrictions on outside investments and restrictions on capital expenditures.

         In April 1997, the Company borrowed approximately $2.6 million by issuing Variable Rate Demand Revenue Bonds under the authority of the Industrial Revenue Board of the City of Chattanooga, bearing variable interest of 5.65% at December 31, 1999 maturing April 2022. The bonds were issued to finance the new production facility for the electronics systems business.

         In August 1998, the Company entered into an interest rate swap agreement that effectively converted the underlying variable rate debt in the unsecured revolving credit facility to fixed rate debt. The notional principal amount of the swap agreement is $10,000 with an effective fixed rate of 5.75%. The swap agreement is settled each month and will expire in July 2001.

         In February 1999, the Company borrowed approximately $3.0 million by issuing Variable Rate Demand Revenue Bonds under the authority of the Industrial Development Corporation City of San Marcos, bearing variable interest of 5.65% at December 31, 1999, maturing April 2024. The bonds were issued to finance a new production facility for the mechanical division.

         The gross proceeds from (repayments of) the revolving credit facilities are as follows:

                                                               1999            1998            1997
--------------------------------------------------- ---------------- --------------- ---------------
Proceeds from revolving credit facility                      47,400          40,300          46,400

Repayments of revolving credit facility                    (45,200)        (34,013)        (44,100)

                                                    ---------------- --------------- ---------------


5.       INCOME TAXES
         The components of the provision (benefit) for income taxes are shown below:

                                                               1999            1998            1997
--------------------------------------------------- ---------------- --------------- ---------------
Current:
     Federal and state                                       $2,105          $2,300          $4,365
     Foreign                                                    817           1,064             592
                                                    ---------------- --------------- ---------------
                                                              2,922           3,364           4,957
                                                    ---------------- --------------- ---------------
Deferred:
     Federal and state                                          439           1,892             837
     Foreign                                                      0               0               0
                                                    ---------------- --------------- ---------------
                                                                439           1,892             837
                                                    ---------------- --------------- ---------------
Provision for income taxes                                   $3,361          $5,256          $5,794
                                                    ================ =============== ===============

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

         The components of deferred income taxes are as follows:

                                                          1999             1998
--------------------------------------------------- ----------- ----------------
Deferred income tax liabilities:
Book basis in property over tax basis                 $(2,709)         $(2,337)
LIFO inventory basis differences                       (2,680)          (3,042)
Other                                                    (604)          (1,337)
                                                      --------- ----------------
Total deferred income tax liabilities                  (5,993)          (6,716)
                                                      --------- ----------------
Deferred income tax assets:
Postretirement benefits not
     currently deductible                                6,019            6,772
Accrued liabilities not currently deductible               821            1,050
Allowance for doubtful accounts and
     inventory reserves                                    861              742
Other                                                      712              133
                                                      --------- ----------------
Total deferred income tax assets                         8,413            8,697
                                                      --------- ----------------
Net deferred income tax asset                           $2,420           $1,981
                                                      ========= ================

         A reconciliation of the provision for income taxes at the statutory federal income tax rate to the Company's tax provision as reported in the accompanying statements of operations is shown below:

                                         1999            1998             1997
---------------------------------- ----------- --------------- ----------------
Federal statutory income tax           $2,966          $4,470           $4,924
State income taxes, net of
     federal income tax benefit           139             592              651
Foreign taxes and other, net              256             194              219
                                     --------- --------------- ----------------
                                       $3,361          $5,256           $5,794
                                     ========= =============== ================

         In 1999, 1998, and 1997 earnings before income taxes included $2,541, $2,862, and $1,259, respectively, of earnings generated by the Company's foreign operations. No federal or state income taxes have been provided on such earnings, since undistributed earnings have been reinvested and are not expected to be remitted to the parent company.

         In September 1997, the Internal Revenue Service completed its review of the Company's 1995, 1994, and 1993 federal income tax returns. The review did not have a material effect on the Company's operations. The Internal Revenue Service is currently in review of the Company's 1996 federal income tax return.


6.       BENEFIT PLANS

Compensation Plans

         Wood's maintains a discretionary compensation plan for its salaried and hourly employees which provides for incentive awards based on certain levels of earnings, as defined. Amounts awarded under the plan and charged to expense in the accompanying statements of operations were $709, $1,238, and $2,002, for fiscal years 1999, 1998, and 1997 respectively.

Profit-Sharing Plans

         Since January 1, 1988, the Company has maintained a separate defined contribution 401(k) profit-sharing plan covering all domestic employees. Under this plan, the Company matches a specified percentage of each eligible employee's contribution and 50% of the match is invested in funds designated by the employee and 50% of the match is used to purchase company common shares on the open market. The Company contributed 21,557 shares of common stock held in treasury in 1999, 35,990 in 1998, and 5,797 in 1997. Amounts contributed by the Company under this profit-sharing plan were approximately $249, $580, and $530 for fiscal years 1999, 1998, and 1997, respectively. In addition, the Company has a noncontributory profit-sharing plan covering its Canadian employees for which $38, $17, and $37 were charged to expense for the fiscal years 1999, 1998, and 1997, respectively.

Employee Stock Purchase Plan

         The Company's Employee Stock Purchase Plan ("ESPP") enables employees of the Company to subscribe for shares of common stock on quarterly offering dates, at a purchase price which is the lesser of 90% of the fair value of the shares on the first or last day of the quarterly period. Employee contributions to the ESPP were $124, $152 and $63 for 1999, 1998, and 1997 respectively. Pursuant to the ESPP, 12,456 shares were issued to employees during 1999, 8,775 during 1998 and 4,436 shares during 1997. At the annual meeting on April 11, 1997, the Company's shareholders approved the reservation of 500,000 shares to be issued under the ESPP. As of December 31, 1999, 474,333 shares are available for future issuance.

Stock Options

         In March 1991, the Company granted nonqualified stock options to the president of the Company to purchase 157,893 shares of the Company's common stock at an option price of $6.33 per share. The options vested 30% in January 1993, 15% in each of January 1994, 1995, 1996, and 1997, and 10% in January
1998. The option agreement was amended on March 30, 1992 to set the option price at $1.58 per share plus an amount equal to the average yield on the 30-year U.S. Treasury bond maturing on the day closest to the fifteenth anniversary of the option measurement date as defined in the agreement. The options are exercisable on or after the seventh anniversary of the measurement date and expire one year thereafter. During 1992, the controlling shareholder granted an additional 47,367 options on the controlling shareholder's shares to a director, with terms similar to the 1991 options, as amended. Also in 1992, the Company granted an additional 30,000 options to an employee with terms similar to the 1991 options, as amended, with vesting beginning in 1994. The options are exercisable beginning on the seventh anniversary of the measurement date, as defined, and expire on the eighth anniversary of the measurement date. The option agreements contain various fair value puts and calls, with fair value to be determined by the board of directors or an independent appraiser. All of the above options have expired or have been exercised as of December 31, 1999.

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

         The 1996 Plan is administered by a committee (the "Committee") designated by the board of directors. The aggregate maximum number of shares of common stock available for awards under the 1996 Plan is 500,000, subject to adjustment to reflect changes in the Company's capitalization. Awards under the 1996 Plan may be made to all officers and key employees of the Company. No awards can be made under the 1996 Plan after January 31, 2006.

         The Committee may grant shares of common stock in the form of either deferred stock or restricted stock, as defined in the 1996 Plan. Options granted under the 1996 Plan may be either incentive stock options ("ISOs") or nonqualified stock options. ISOs are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Unless an option is specifically designated at the time of grant as an ISO, options under the 1996 Plan will be nonqualified. The exercise price of the options will be determined by the Committee. The maximum term of an option or Stock Appreciation Right ("SAR") granted under the 1996 Plan shall not exceed ten years from the date of grant or five years from the date of grant if the recipient on the date of grant owns, directly or indirectly, shares possessing more than 10% of the total combined voting power of all classes of stock of the Company. No option or SAR may be exercisable sooner than six months from the date the option or SAR is granted.

         The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation", for its stock options. SFAS No. 123 requires companies to estimate the value of all stock-based compensation using a recognized pricing model. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the method of accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in the statement had been applied. The Company has elected to continue to account for options under APB No. 25.

         In June 1997, the Company granted options to purchase 46,250 shares of common stock at an option price of $14 per share and 92,500 at an option price of $23. The options vest evenly over a three-year period from the grant date. The options may be exercised as they vest. The $14 options expire ten years from the grant date, and the $23 options expire five years from the grant date.

         In February and August 1998, the Company granted options to purchase 50,550 and 25,000 shares of common stock, respectively, at an option price of $21 and $17.88 per share, respectively, and 101,100 and 50,000 options, respectively, at $28 per share. The options vest evenly over a three-year period from the grant date. The options may be exercised as they vest. The $21 and $17.88 options expire ten years from the grant date and the $28 options expire five years from the grant date. No compensation expense was incurred in 1998 because the strike price was higher than the market price.

         In January 1999, the Company granted options to purchase 53,250 shares of common stock at an option price of $12 per share and 106,500 options at $18 per share. The options vest evenly over a three-year period from the grant date. The options may be exercised as they vest. The $12 options expire ten years from the grant date and the $18 options expire five years from the grant date. No compensation expense was incurred in 1999 because the strike price was higher than the market price.

         In February 2000, the Company granted options to purchase 79,250 shares of common stock at an option price of $9.50 per share and 158,500 options at $14.25 per share. The options vest evenly over a three-year period from the grant date. The options may be exercised as they vest. The $9.50 options expire in ten years from the grant date and the $14.25 options expire five years from the grant date. No compensation expense was incurred in 2000 because the strike price was higher than the market price.

         The Company has elected to account for its stock-based compensations plan under APB No. 25 using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997:

                                                    1999                    1998                 1997
                                                    ----                    ----                 ----
Risk free interest rate                             5.5%                    5.5%                 5.5%
Expected lives                              5 & 10 years             5 &10 years             10 years

Expected volatility                                 9.5%                   25.7%                31.3%
Dividend yield                                      4.0%                    2.4%                 2.3%

         If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net income and pro forma net income per share for the fiscal years from 1997 to 1999 would have been as follows:

                                                    1999                    1998                 1997
                                                    ----                    ----                 ----
Net income as reported                            $5,367                  $7,890               $8,689

Pro Forma                                          5,235                   7,715                8,646

EPS as reported
    Basic                                           0.91                    1.34                 1.49
    Diluted                                         0.91                    1.33                 1.47
Pro forma
    Basic                                           0.89                    1.31                 1.48
    Diluted                                         0.89                    1.30                 1.46

         Stock option activity for the years ended December 31, 1999, January 1, 1999, and January 2, 1998 is as follows:

                                      Number of shares          Weighted average
                                      subject to option          exercise price
--------------------------------------------------------------------------------
Options outstanding at
   January 3, 1997                        280,918                  $ 3.56
   Granted                                138,750                   20.00
   Canceled                                     0                    0.00
   Exercised                              (58,166)                   2.94

Options outstanding at
  January 2, 1998                         361,502                    9.88
  Granted                                 226,650                   25.67
  Canceled                                 (6,000)                  25.67
  Exercised                               (80,887)                   3.18

Options outstanding at
  January 1,  1999                        501,265                   17.92
  Granted                                 159,750                   16.00
  Canceled                                (43,977)                   4.69
  Exercised                               (78,227)                   6.28

Options outstanding at
  December 31, 1999                       538,811                 $ 20.20

         The following table sets forth the range of exercise price, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date at December 31, 1999.

             Options Outstanding                                        Options Exercisable
------------------------------------------------------------------------------------------------------------
                                                     Weighted        Weighted                     Weighted
                  Range of                            average        average                       Average
                  exercise                Number     exercise      contractual       Number       Exercise
                   price                of shares      price          life         of shares       Price
------------------------------------------------------------------------------------------------------------
        $  3.87 -         $ 7.74         34,961      $  5.53       1.6 years         34,961       $ 5.53
        $ 12.00 -         $28.00        503,850      $ 21.22       4.9 years        159,650       $22.58
                                      -----------                               -----------
                                         538,811                                    194,611
                                      ===========                               ===========

Postretirement Benefits

         The Company sponsors a defined benefit postretirement medical plan that provides coverage for retirees and their dependents. A portion of the plan is paid for by retiree cost sharing. The accounting for the plan anticipates future cost sharing increases to keep pace with health care inflation. The plan is unfunded. The Company adopted the provisions of SFAS No. 132, "Employers Disclosure About Pensions and Other Postretirement Benefits" effective January 3, 1998.

         The following table summarizes the Company's postretirement benefit obligations and the assumptions used in determining postretirement benefit cost:

                                                                1999                     1998                 1997
------------------------------------------------- ------------------- ------------------------ --------------------
Benefit obligation at beginning of year                      $16,992                  $18,031              $19,128
Service cost                                                     138                      205                  185
Interest cost                                                    343                      503                  483
Amortization                                                 (1,535)                  (1,501)              (1,521)
Retiree benefits                                               (305)                    (246)                (244)
                                                  ------------------- ------------------------ --------------------
Benefit obligation at end of year                            $15,633                  $16,992              $18,031
                                                  =================== ======================== ====================
Discount rate                                                  7.75%                    7.75%                7.75%
                                                  ------------------- ------------------------ --------------------
Initial health care cost trend                                 6.50%                    8.00%                8.00%
                                                  ------------------- ------------------------ --------------------
Ultimate health care cost trend rate                           5.00%                    5.00%                5.00%
                                                  ------------------- ------------------------ --------------------
Year ultimate health care cost
     trend rate reached                                         2004                     2004                 2004
                                                  ------------------- ------------------------ --------------------


         Net periodic postretirement benefit includes the following components:

                                        1999          1998               1997
                                ------------- ------------- ------------------
 Service cost                          $ 138         $ 205              $ 185
   Interest cost                         343           503                483
Amortization                         (1,535)       (1,501)            (1,521)
                                ------------- ------------- ------------------
Net benefit                         $(1,054)        $(793)             $(853)
                                ============= ============= ==================

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

Operating Lease Commitments

         The Company leases office space, office equipment, and other items under non-cancelable operating leases. The expense for non-cancelable operating leases was approximately $520, $385, and $642, for fiscal years 1999, 1998, and 1997, respectively. At December 31, 1999, future minimum lease payments under non-cancelable operating leases are as follows:

         2000                                              $ 401
         2001                                                274
         2002                                                201
         2003                                                197
         2004 and thereafter                                 363
                                           ----------------------
                                                          $1,436
                                           ======================


8.       ACQUISITIONS AND JOINT VENTURES

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

         In May 1997, the Company purchased the stock of TB Wood's North Carolina ("Wood's-NC"), formerly Graseby Controls Inc., a subsidiary of Graseby plc, for cash of approximately $5,000. Wood's-NC manufactures and sells industrial AC drives, including the Volkmann(TM) brand of high-frequency AC drives, electronic brakes, and Soft Starts. Goodwill associated with the purchase is being amortized over 40 years using the straight-line method (Note
2).

         In November 1997, the Company purchased the stock of Berges electronic GmbH ("Berges") for cash of approximately $1,480 and assumed liabilities of $4,765. Berges designs, manufactures, and markets its own line of AC inverters for the European market and sells TB Wood's inverters on a private-label basis. Goodwill associated with the purchase is being amortized over 40 years using the straight-line method (Note 2).

Joint Ventures

         In December 1997, the Company purchased a 65% ownership in a joint venture with TB Wood's (India) Private Limited ("TBWI") for $91. In November 1999, the Company increased its ownership percentage to 85.5% for $71. TBWI distributes domestically manufactured electrical components and performs system integration design in the India market. TBWI was not included in the 1997 financial statements as its impact was immaterial.

         In July 1999, the Company entered into a joint venture agreement with Electron Corporation ("Electron"), forming a Pennsylvania limited partnership under the name TBWE Belt Drive Components LP (the "Joint Venture"). The parties also formed a Pennsylvania limited liability company under the name TBWE Belt Drive Systems LLC which serves as the general partner of the Joint Venture. The Company and Electron hold a limited partner interest in the Joint Venture of 75.35% and 24.15%, respectively. The general partner holds a 0.5% interest in the Joint Venture. The Company and Electron hold an interest in the general partnership of 75.6% and 24.4%, respectively. The operations of the Joint Venture have been consolidated with the Company as the Company has a controlling interest in the Joint Venture.

         The sole purpose of the Joint Venture is to manufacture, machine, market, distribute and engineer belted drive components and such other products having similar uses which may be developed by either the Company or Electron in the future.

         Operating income attributed to the Joint Venture from its inception through the year ending December 31, 1999 was $3,246; $808 of this amount is the minority partner's share.


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

         The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment for fiscal years 1999, 1998, and 1997:

                                                      Mechanical         Electronics
                                                        Business            Business               Total
--------------------------------------------- ------------------- ------------------- -------------------
1999:
Revenues from external customer                          $73,990             $49,747            $123,737
Operating profit after minority interest                   8,734               2,566              11,300
Depreciation                                               2,844               1,464               4,308
Segment assets                                            55,290              40,990              96,280
Expenditures for long-lived assets                         6,989               1,327               8,316
1998:
Revenues from external customers                         $76,909             $57,040            $133,949
Operating profit                                           9,485               6,081              15,566
Depreciation                                               2,900               1,474               4,374
Segment assets                                            49,403              38,924              88,327
Expenditures for long-lived assets                         5,359               2,122               7,481
1997:
Revenues from external customers                         $79,988             $44,039            $124,027
Operating profit                                          11,925               5,026              16,951
Depreciation                                               2,860               1,021               3,881
Segment assets                                            44,108              32,040              76,148
Expenditures for long-lived assets                         2,050               3,774               5,824

         The following table reconciles segment profit to consolidated income before income taxes and extraordinary items for fiscal years 1999, 1998 and 1997:

                                                                  1999             1998               1997
----------------------------------------------------- ----------------- ---------------- ------------------
Total operating profit for reportable segments                $ 11,300         $ 15,566           $ 16,951
Interest, net                                                   (1,915)          (2,040)            (1,695)
Other unallocated amounts                                         (657)            (380)              (773)
                                                      ----------------- ---------------- -------------------
Income before income taxes                                    $  8,728         $ 13,146           $ 14,483
                                                      ================= ================ ===================

         The following table reconciles segment assets to consolidated total assets as of December 31, 1999 and January 1, 1999:

                                                                                   1999              1998
----------------------------------------------------------------------- ---------------- -----------------
Total assets for reportable segments                                            $96,280          $ 88,327
Cash                                                                              1,245             2,521
Corporate fixed assets                                                            1,749             1,351
Deferred tax                                                                      3,340             3,570
Other unallocated assets                                                            252               256
                                                                        ---------------- -----------------
Consolidated total                                                             $102,866          $ 96,025
                                                                        ================ =================

Information regarding the Company's domestic and foreign operations is as follows:

                                               Net             Long-Lived
                                             Sales                 Assets
--------------------------- -----------------------  ---------------------
1999:
United States                             $ 94,873                $36,703
Canada                                       9,059                  1,111
Germany                                      6,679                  1,998
Italy                                        8,865                    512
Mexico                                       3,675                    990
India                                          586                     98
                            -----------------------  ---------------------
Consolidated                              $123,727                $41,412
                            =======================  =====================

1998:
United States                             $103,906                $33,206
Canada                                       8,739                    869
Germany                                      7,708                  2,105
Italy                                        9,979                    525
Mexico                                       3,482                    966
India                                          135                     84
                            -----------------------  ---------------------
Consolidated                              $133,949                $37,755
                            =======================  =====================

1997:
United States                             $107,186                $29,689
Canada                                      14,135                  1,062
Germany                                          0                  1,248
Italy                                            0                    462
Mexico                                       2,706                    749
                            -----------------------  ---------------------
Consolidated                              $124,027                $33,210
                            =======================  =====================


10.      QUARTERLY FINANCIAL DATA

                                                        Fiscal Quarters
1999                                            First              Second            Third             Fourth
--------------------------------------- -------------- ------------------- ---------------- ------------------
Sales                                         $30,058             $30,723          $32,293            $30,663
Gross profit                                   11,080              10,517           11,536             11,224
Gross profit %                                  36.9%               34.2%            35.7%              36.6%
Net income                                      1,176               1,287            1,495              1,409
Basic net income per share                       0.20                0.22             0.25               0.24
Diluted net income per share                     0.20                0.22             0.25               0.24
Dividends declared                               0.09                0.09             0.09               0.09
Dividends paid                                   0.09                0.09             0.09               0.09
--------------------------------------- -------------- ------------------- ---------------- ------------------

                                                       Fiscal Quarters
1998                                            First              Second            Third             Fourth
-------------------------------------------------------------------------------------------------------------
Sales                                         $36,051             $34,161          $34,150            $29,587
Gross profit                                   13,376              12,252           11,838             10,123
Gross profit %                                  37.1%               35.9%            34.7%              34.2%
Net income                                      2,383               2,259            1,759              1,489
Basic net income per share                        .41                 .39              .30                .25
Diluted net income per share                      .40                 .38              .30                .25
Dividends declared                                .08                 .09              .09                .09
Dividends paid                                    .08                 .09              .09                .09


                                                         Fiscal Quarters
1997                                              First            Second             Third           Fourth
-------------------------------------------------------------------------------------------------------------
Sales                                           $30,489           $31,739           $31,257          $30,542
Gross profit                                     10,951            11,507            11,487           11,067
Gross profit %                                    35.9%             36.3%             36.8%            36.2%
Net income                                        2,137             2,145             2,199            2,208
Basic net income per share                         0.37              0.37              0.38             0.38
Diluted  net income per share                      0.36              0.36              0.37             0.37
Dividends declared                                  .08               .08               .08              .08
Dividends paid                                      .08               .08               .08              .08
                                       ======================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information called for by this Item regarding directors and executive officers is set forth in the Company's definitive Proxy Statement for the 2000 Annual Meeting in the Sections entitled "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


Item 11.  Executive Compensation.

         The information called for by this Item is set forth in the Company's definitive Proxy Statement for the 2000 Annual Meeting in the Section entitled "Executive Compensation" and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information called for by this Item is set forth in the Company's definitive Proxy Statement for the 2000 Annual Meeting in the Section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.

         The information called for by this Item is set forth in the Company's definitive Proxy Statement for the 2000 Annual Meeting in the Section entitled "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as a part of this report:

         (1)      All financial statements;

         The consolidated financial statements of the Company and its subsidiaries on pages 15 through 37 hereof and the report thereon of Arthur Andersen LLP appearing on page 16 hereof.

         (2)      Financial Statement Schedule

         Schedule II for the fiscal year ended December 31, 1999 and the report thereon of Arthur Andersen LLP appearing on page 16 hereof. All other schedules have been omitted because they are not applicable or are not required. All other required schedules are included in the Consolidated Financial Statements or notes therein.

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

10.16 Employment Agreement between TB Wood's Incorporated and Michael L. Hurt dated April 14, 1998 (incorporated by Form 10-K, for fiscal year 1998.

10.17 Supplemental Executive Retirement Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen and other key employees dated May 7, 1998 (incorporated by reference to Form 10-K, for fiscal year 1998).

10.18 Form of the Non-Qualified Stock Option Agreements between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 26, 1999 issued under the 1996 Plan (incorporated by reference to Form 10-K, for fiscal year 1998).

10.19 Form of the Non-Qualified Stock Option Agreements between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 26, 1999 issued under the 1996 Plan (incorporated by reference to Form 10-K, for fiscal year 1998).

10.20 Form of the Non-Qualified Stock Option Agreements between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated February 8, 2000 issued under the 1996 Plan.

10.21 Form of the Non-Qualified Stock Option Agreements between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated February 8, 2000 issued under the 1996 Plan.

10.50 Joint Venture Agreement dated July 3, 1999 by and between TB Wood's Incorporated and The Electron Corp.

10.51 Operating Agreement of TBWE Belt Drive Systems LLC dated July 3, 1999 by and between TB Wood's Incorporated and The Electron Corp.

11.1     Statement regarding Computation of Per Share Earnings.

21.2     Subsidiaries and Joint Ventures of Registrant.

23.2     Consent of Independent Public Accountants.

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K by the Registrant during the fourth quarter of fiscal year 1999.

27.0     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on March 30, 2000.


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



/s/ THOMAS C. FOLEY            Chairman of the Board              March 30, 2000
-------------------            (Principal Executive Officer)
Thomas C. Foley



/s/ MICHAEL L. HURT            President and Director             March 30, 2000
-------------------            (Principal Executive Officer)
Michael L. Hurt



/s/ JEAN-PIERRE L. CONTE       Director                           March 30, 2000
------------------------
Jean-Pierre L. Conte



/s/ ROBERT DOLE                Director                           March 30, 2000
---------------
Senator Robert Dole



/s/ CRAIG R. STAPLETON         Director                           March 30, 2000
----------------------
Craig R. Stapleton



/s/ THOMAS F. TATARCZUCH       Vice President-Finance,            March 30, 2000
------------------------       (Principal Financial Officer and
Thomas F. Tatarczuch           Principal Accounting Officer)

                     TB Wood's Corporation And Subsidiaries
                                   Schedule II
                        Valuation and Qualifying Accounts

       Column A                      Column B                  Column C                   Column D                     Column E
                                                               Additions
                                                               ---------
                                                                                  Deductions (write-offs of bad
                                     Balance at     Charged to                       debts, discounts and
                                    beginning of      costs          Charged to        claims in excess               Balance at
      Description                      period      and expenses    other accounts       of provision)(1)            end of period
------------------------------------------------------------------------------------------------------------------------------------
Year ended January 2, 1998:
  Allowance for doubtful accounts       $366             26                                   (58)                      $334
  Allowance for discounts and             71             71                                                              142
  claims
                                   ------------------------------------------------------------------------------------------------
                                         437             97                0                  (58)                       476
                                   ================================================================================================

Year ended January 1, 1999:
  Allowance for doubtful accounts       $334              2                                   (74)                      $262
  Allowance for discounts and            142             10                                                              152
  claims
                                   ------------------------------------------------------------------------------------------------
                                         476             12                                   (74)                       414
                                   ================================================================================================

Year ended December 31, 1999:
  Allowance for doubtful accounts       $262                                                  (30)                      $232
  Allowance for discounts and            152             18                                                              170
  claims
                                   ------------------------------------------------------------------------------------------------
                                         414             18                                   (30)                       402
                                   ================================================================================================

--------------
Note:
(1) Represents write-off of accounts determined to be uncollectible, less recoveries of amounts previously written off.