Form 10-Q
period 2000-03-31
TB WOODS CORP
filed 2000-05-10
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2000

                         Commission File Number 1-14182

                              TB WOOD'S CORPORATION
           ----------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

          DELAWARE                                       25-1771145
-------------------------------                     ----------------------
(State or other Jurisdiction of                         (IRS Employer
Incorporation of Organization)                      Identification Number)

 440 North Fifth Avenue, Chambersburg, PA                         17201
 ----------------------------------------                  ------------------
 (Address of principal executive offices)                       (Zip Code)


                                 (717) 264-7161
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes    X      No
                                                  --------     ---------

Number of shares outstanding of the issuer's Common Stock:

             Class                              Outstanding at March 31, 2000
----------------------------                    -----------------------------
Common Stock, $.01 par value                               5,470,552

                                Table of Contents


Part I. - Financial Information                                     Page No.
-------------------------------                                     --------

Condensed Consolidated Balance Sheets -
         March 31, 2000 and December 31, 1999                          3

Condensed Consolidated Statements of Operations -
          For the First Quarter Ended March 31, 2000
         and April 2, 1999                                             4

Condensed Consolidated Statements of Cash Flows -
         For Periods Ended March 31, 2000 and April 2, 1999            5

Notes to Condensed Consolidated Financial Statements                   6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8


Part II. - Other information                                          11
----------------------------

Part I.-Financial Information
Item 1. Financial Statements

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                     Unaudited
                                                                                     March 31,        December 31,
(in thousands, except per share and share amounts)                                      2000              1999
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents ...................................................        $   1,649         $   1,245
Accounts receivable, less allowances for doubtful accounts, discounts,
 and claims of $442 at March 31, 2000 and $402 at December 31, 1999 .........           20,349            18,593
Inventories .................................................................           34,156            34,160
Other current assets ........................................................            1,904             1,834
                                                                                     ---------         ---------
     Total current assets ...................................................           58,058            55,832
                                                                                     ---------         ---------

Property, plant, and  equipment .............................................           65,468            63,933

Less accumulated depreciation ...............................................           33,138            32,326
                                                                                     ---------         ---------
    Net property, plant and equipment .......................................           32,330            31,607
                                                                                     ---------         ---------
Other Assets:
Deferred income taxes .......................................................            3,340             3,454
Goodwill, net of accumulated amortization of $1,719 at
     March 31, 2000 and $1,672 at December 31, 1999 .........................            9,742             9,805
Other .......................................................................            2,262             2,168
                                                                                     ---------         ---------
     Total other  assets ....................................................           15,344            15,427
                                                                                     ---------         ---------
TOTAL ASSETS ................................................................        $ 105,732         $ 102,866
                                                                                     =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt ........................................        $     273         $     273
Accounts payable ............................................................           11,597            12,407
Checks  outstanding .........................................................            1,961             1,003
Accrued expenses ............................................................            7,386             7,935
Deferred income taxes .......................................................            1,034             1,034
                                                                                     ---------         ---------
     Total current liabilities ..............................................           22,251            22,652
                                                                                     ---------         ---------
Long-term debt, less current  maturities ....................................           38,600            36,651
                                                                                     ---------         ---------
Postretirement benefit obligation, less current portion .....................           14,912            15,134
                                                                                     ---------         ---------
Equity in minority shareholders .............................................            1,226               737
                                                                                     ---------         ---------
Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     no shares issued or  outstanding .......................................             --                --
Common stock, $.01 par value; 40,000,000 shares authorized,  5,887,698 shares issued and 5,470,552 and 5,465,814 shares outstanding at March
   31, 2000 and December 31, 1999,  respectively ............................               59                59
Treasury Stock, at cost .....................................................           (3,878)           (3,811)
Additional paid-in  capital .................................................           29,086            29,086
Retained Earnings ...........................................................            5,009             4,001
Other comprehensive  income .................................................           (1,533)           (1,643)
                                                                                     ---------         ---------
     Total shareholders'  equity ............................................           28,743            27,692
                                                                                     ---------         ---------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................        $ 105,732         $ 102,866
                                                                                     =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                                   Unaudited
                                                              First Quarter Ended
                                                            Mar. 31        April 2,
(in thousands, except share and per share amounts)           2000            1999
----------------------------------------------------------------------------------

Net sales .......................................          $ 35,217    $ 30,058

Cost of sales ...................................            22,498      18,978
                                                           --------    --------

  Gross profit ..................................            12,719      11,080

Selling, general and administrative expenses ....             8,905       7,974
                                                           --------    --------

   Operating income, before minority interest ...             3,814       3,106
                                                           --------    --------

Minority Interest ...............................               473        --
                                                           --------    --------

Operating income ................................             3,341       3,106

Other expense:
   Interest expense and other finance charges ...              (702)       (599)
   Other, net ...................................               (14)       (546)
                                                           --------    --------

      Other expense, net ........................              (716)     (1,145)
                                                           --------    --------

Income before provision for income taxes ........             2,625       1,961
                                                           --------    --------

Provision for income taxes ......................               997         785
                                                           --------    --------

Net income ......................................          $  1,628    $  1,176
                                                           ========    ========

Per share of common stock:

Basic net income per common share ...............          $   0.30    $   0.20
                                                           ========    ========

Weighted average shares of common stock .........             5,473       5,902
                                                           ========    ========

Diluted net income per common share .............          $   0.30    $   0.20
                                                           ========    ========

Diluted weighted average shares of common stock
   and equivalents outstanding ..................             5,479       5,918
                                                           ========    ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows


                                                                                      Unaudited
                                                                                     Year to Date
                                                                              Mar. 31,          Apr. 2,
(in thousands)                                                                  2000             1999
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income ..........................................................         $  1,628          $  1,176
                                                                              --------          --------
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..................................            1,278             1,138
     Change in deferred income taxes, net ...........................              114              (100)
     Stock option compensation and employee stock benefit expense ...              102               156
     Minority interest ..............................................              473              --
     Net loss (gain) on sale of assets ..............................                2              --
 Changes in working capital:
          Accounts receivable, net ..................................           (1,756)           (1,097)
          Inventories, net ..........................................                4             1,200
          Prepaid expenses and other current assets .................              (70)           (1,281)
          Accounts payable ..........................................             (810)              165
          Accrued and other liabilities .............................             (488)             (683)
                                                                              --------          --------
               Total adjustments ....................................           (1,151)             (502)
                                                                              --------          --------
               Net cash provided by operating activities ............              477               674
                                                                              --------          --------
Cash Flows from Investing Activities:
Capital expenditures ................................................           (2,369)           (2,156)
Proceeds from sale of fixed assets ..................................                6               216
Other, net ..........................................................               (1)              371
                                                                              --------          --------
     Net cash used in investing activities ..........................           (2,364)           (1,569)
                                                                              --------          --------
Cash Flows from Financing Activities:
Change in checks outstanding ........................................              958              (852)
(Repayments)/proceeds of other long-term debt, net ..................              (41)            2,904
Proceeds from new revolving credit facility .........................           11,600            10,500
Repayments of new revolving credit facility .........................           (9,500)          (10,800)
Payment of  dividends ...............................................             (494)             (530)
Treasury Stock ......................................................             (365)             (113)
Other ...............................................................               23                 1
                                                                              --------          --------
     Net cash provided by financing activities ......................            2,181             1,110
                                                                              --------          --------
Effect of changes in foreign exchange rates .........................              110               283
                                                                              --------          --------
Net increase in cash and cash equivalents ...........................              404               498
Cash and cash equivalents at beginning of period ....................            1,245             2,521
                                                                              --------          --------
Cash and cash equivalents at end of period ..........................         $  1,649          $  3,019
                                                                              ========          ========

The accompanying notes are an integral part of these consolidated statements.

                     TB Wood's Corporation and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                    (in thousands, except per share amounts)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") as of March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the First Quarter ended March 31, 2000 and April 2, 1999. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2000.

2. The major classes of inventories at March 31, 2000 and December 31, 1999 consisted of the following:

                                                          Unaudited
                                                    ------------------------
                                                    March 31,   December 31,
                                                      2000         1999
                                                    --------    ------------

               Raw materials and supplies .......   $  6,885      $  7,465
               Work in  process .................      9,824         9,708
               Finished  goods ..................     23,430        22,970
                                                    --------      --------
               Total at FIFO cost ...............     40,139        40,143
               Excess of FIFO cost over LIFO cost     (5,983)       (5,983)
                                                    --------      --------
               Total at LIFO cost ...............   $ 34,156      $ 34,160
                                                    --------      --------


3. On April 5, 2000, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on April 28, 2000 to stockholders of record on April 17, 2000.

4. In 1996, the Board of Directors authorized, subject to certain business and market conditions, the Company to purchase up to 200,000 of the Company's common shares. Through March 31, 2000 the number of shares purchased under this authorization was 176,832. During the first quarter of 2000, 3,541 treasury shares were issued to employees under employee option and stock purchase plans, and the number of shares issued for the Retirement Savings and Investment plan was 12,854. As of March 31, 2000 417,146 shares were held in treasury, at cost.

5. Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other non-owner changes in equity.

        Total comprehensive income for the year-to-date periods ended March 31, 2000 and April 2, 1999 was as follows:

                                                                Unaudited         Unaudited
                                                            ------------------ -----------------
                                                             March 31, 2000     April 2, 1999
                                                            ------------------ -----------------

        Net Income.........................................         $1,628            $1,176
        Other comprehensive income, net of tax:
            Foreign currency translation adjustments.......            110               283
                                                                    ------            ------

        Total comprehensive income.........................         $1,738            $1,459
                                                                    ======            ======

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

                                                            First Quarter
                                                      -------------------------
                                                         March 31,    April 2,
(in thousands, except per share amounts)                   2000        1999
-------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding....................................            5,473       5,902
Shares issued upon assumed exercise of
  outstanding stock options......................                6          16
                                                            ------      ------
Weighted average number of common and
  common equivalent shares outstanding...........            5,479       5,918
                                                            ======      ======
Net Income.......................................           $1,628      $1,176
                                                            ======      ======
Basic net income per common share................            $0.30       $0.20
                                                            ======      ======
Diluted net income per common share..............            $0.30       $0.20
                                                            ======      ======


7.    Segment Reporting

        The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment as of March 31, 2000.

                                        Mechanical      Electronics
                                         Business         Business      Total
                                       ---------------------------------------

Revenues from external customers          $21,603       $13,614        $35,217

Year to date operating profit,
    after minority interest                 2,317         1,024          3,341

Depreciation and amortization                 865           413          1,278

Segment assets                             57,090        43,741        100,831

Expenditures for long-lived assets          2,048           321          2,369

      The following table reconciles segment profit to consolidated income before income taxes as of March 31, 2000.

             Total operating profit for reportable
                segments                                        $3,341

             Interest, net                                        (702)

             Other, net                                            (14)

             Income before income taxes
                and extraordinary items                         $2,625


Item 2.  Management's Discussion and Analysis of  Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         TB Wood's Corporation and Subsidiaries (the "Company") posted net sales for the first quarter 2000 of $35,217, compared to $30,058 for the first quarter 1999, an increase of 17.2%. Mechanical Business net sales for the first quarter of $21,603 were $3,841 higher than net sales of $17,762 in comparable 1999. The improvement resulted from the incremental sales obtained through the joint venture with The Electron Corp., the success of the North American target market programs, and generally more healthy economic climate this year compared to last year. Electronics Business net sales were $13,614, a $1,318 increase from net sales of $12,296 in the first quarter of 1999. The improvement resulted from stronger AC drive shipments in North America and Europe as a result of the target market programs.

         Company cost of sales ("COS") in the first quarter 2000 were $22,498 compared to $18,978 for the same period last year. As a percent of sales, COS of 63.9% for the first quarter 2000 increased 0.8% from 1999's first quarter of 63.1%. Mechanical Business COS of $14,157 in the first quarter 2000 was $2,714 higher than COS of $11,443 in the first quarter 1999. As a percent of sales for the first quarter 1999, Mechanical Business reported COS of 65.5%, up 1.1% from 64.4% in the prior year. This change was the result of a favorable accounting adjustment which was recognized during the first quarter last year. Electronics Business COS for the first quarter 2000 was $8,341, an $806 increase from COS of $7,535 for the same quarter of 1999. As a percent of sales for the first quarter 2000 versus the first quarter 1999, Electronics Business COS held at 61.3%.

         Selling, general and administrative ("SG&A") expenses for the first quarter 2000 were $8,906, compared to $7,974 for the first quarter 1999, an increase of $932, or 11.7%. SG&A, as a percent of sales, decreased to 25.3% in the first quarter 2000 from 26.5% in the first quarter 1999. The major reasons for the change in absolute dollars were additional variable costs to support higher levels of revenue, some one-time employee related expenses, investments in market research for new electronic growth opportunities, and year-over-year inflation.

         Income from operations for the Company was $3,341 for the first quarter 2000, or 9.5% as a percent of sales, and $235 higher than first quarter 1999 income from operations of $3,106, which was 10.3% of sales.

         Other expense for the first quarter 2000 was $716, compared to other expense of $1,145 for the same period last year. Interest expense, a component of other expense, for the Company was $702 in the first quarter of 2000, a $103 increase from $599 of interest expense in the first quarter of 1999. The first quarter of 1999 included the write-off of expenses related to the cancelled Lincoln Electric acquisition, severance payments associated with the closure of the Company's Greensboro, North Carolina facility, and expenses related to moving into the San Marcos, Texas coupling facility.

         Net income in the first quarter 2000 was $1,628, or $0.30 per diluted share, $452 higher than the $1,176, or $0.20 per diluted share, a year ago.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except per share amounts)

         Working Capital at March 31, 2000 was $35,807, 7.9% above $33,180 at December 31, 1999. The increase was due primarily to a decrease in accounts payable and an increase in accounts receivable. Current ratio increased to 2.6:1 at March 31, 2000 from 2.5:1 at year-end 1999.

         Outstanding long-term debt increased $1,949 to $38,600 at March 31, 2000 compared to $36,651 at year-end 1999. Debt was comprised of $5,550 in tax-exempt revenue bonds, $32,767 in debt under the Company's $52,500 unsecured revolving credit facility (the "Facility"), and $333 in other instruments. At March 31, 2000, including $6,384 of outstanding standby letters of credit, the Company had approximately $13,349 of available borrowing capacity under the Facility. The Company's annual interest rate as of March 31, 2000 on the Facility was 7.0%.

         The Company's cash flows from operations in the first quarter 2000 were $477, a $197 decrease from comparable 1999. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.

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

EURO CURRENCY

         The Company has recognized that effective January 1, 1999 eleven of the fifteen countries of the European Union made the transition to the single monetary unit, the "Euro". The Company has both operating divisions and customers located in countries that are a part of the European Union. The Company does not believe that there will be any material cost involved in order to comply with these requirements of such operating divisions and customers operating under the Euro.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in market risks since the 1999 Annual Report to Shareholders.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

           None

Item 2.  Changes in Securities

           None

Item 3.  Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

a)      Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended March 31, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on May 9, 2000

                           TB WOOD'S CORPORATION



                           By:      /s/Thomas F. Tatarczuch
                                    -----------------------------------
                                    THOMAS F. TATARCZUCH
                                    Vice President-Finance
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)