Form 10-Q
period 2000-06-30
TB WOODS CORP
filed 2000-08-11
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2000

                         Commission File Number 1-14182

                              TB WOOD'S CORPORATION
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

                   DELAWARE                           25-1771145
      (State or other Jurisdiction of       (IRS Employer Identification Number)
       Incorporation of Organization)

         440 North Fifth Avenue, Chambersburg, PA                 17201
         ------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)


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

                                                  Yes _X___         No ____


Number of shares outstanding of the issuer's Common Stock:

                  Class                          Outstanding at June 30, 2000
      ----------------------------               ----------------------------
      Common Stock, $.01 par value                       5,476,728

                                Table of Contents

Part I. - Financial Information                                         Page No.
-------------------------------                                         --------

Condensed Consolidated Balance Sheets -
         June 30, 2000 and December 31, 1999                                  3

Condensed Consolidated Statements of Operations -
         For the Second Quarters Ended June 30, 2000
         and July 2, 1999                                                     4

Condensed Consolidated Statements of Cash Flows -
         For Periods Ended June 30, 2000 and July 2, 1999                     5


Notes to Condensed Consolidated Financial Statements                          6



Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        9




Part II. - Other information                                                 12
----------------------------

Part I.-Financial Information
Item 1. Financial Statements

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                Unaudited
                                                                                 June 30,    December 31,
(in thousands, except per share and share amounts)                                 2000         1999
---------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents....................................................   $   2,010    $   1,245
Accounts receivable, less allowances for doubtful accounts, discounts,
   and claims of $547 at June 30, 2000 and $402 at December 31, 1999 ........      19,735       18,593
Inventories .................................................................      33,069       34,160
Other current assets ........................................................       1,969        1,834
                                                                                ---------    ---------
   Total current assets .....................................................      56,783       55,832
                                                                                ---------    ---------
Property, plant, and equipment ..............................................      68,136       63,933
Less accumulated depreciation ...............................................      34,947       32,326
                                                                                ---------    ---------
   Net property, plant and equipment ........................................      33,189       31,607
                                                                                ---------    ---------
Other Assets:
Deferred income taxes .......................................................       3,146        3,454
Goodwill, net of accumulated amortization of $1,780 at
   June 30, 2000 and $1,672 at December 31, 1999 ............................       9,680        9,805
Other .......................................................................       2,149        2,168
                                                                                ---------    ---------
   Total other assets........................................................      14,975       15,427
                                                                                ---------    ---------
TOTAL ASSETS ................................................................   $ 104,947    $ 102,866
                                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt.........................................   $     273    $     273
Accounts payable.............................................................       8,640       12,407
Checks outstanding...........................................................       1,669        1,003
Accrued expenses.............................................................       7,674        7,935
Deferred income taxes........................................................       1,340        1,034
                                                                                ---------    ---------
   Total current liabilities.................................................      19,596       22,652
                                                                                ---------    ---------
Long-term debt, less current maturities......................................      39,073       36,651
                                                                                ---------    ---------
Postretirement benefit obligation, less current portion......................      14,669       15,134
                                                                                ---------    ---------
Minority interest ...........................................................       1,602          737
                                                                                ---------    ---------
Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
   no shares issued or outstanding...........................................          --           --
Common stock, $.01 par value; 40,000,000 shares authorized,  5,887,698 shares issued and 5,476,728 and 5,465,814 shares outstanding at
   June 30, 2000 and December 31, 1999,  respectively........................          59           59
Treasury Stock, at cost......................................................      (3,932)      (3,811)
Additional paid-in capital...................................................      29,086       29,086
Retained Earnings ...........................................................       6,520        4,001
Other comprehensive income...................................................      (1,726)      (1,643)
                                                                                ---------    ---------
   Total shareholders' equity................................................      30,007       27,692
                                                                                ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................................   $ 104,947    $ 102,866
                                                                                =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                             Unaudited             Unaudited
                                                       Second Quarter Ended       Year to Date
                                                       June 30,     July 2,    June 30,    July 2,
(in thousands, except share and per share amounts)       2000        1999       2000        1999
--------------------------------------------------------------------------------------------------
Net Sales .........................................   $ 33,970    $ 30,723    $ 69,187    $ 60,781

Cost of sales .....................................     21,999      20,206      44,497      39,184
                                                      --------    --------    --------    --------
  Gross Profit ....................................     11,971      10,517      24,690      21,597

Selling, general and administrative expenses ......      8,163       8,065      17,068      16,039
                                                      --------    --------    --------    --------
  Operating income, before minority interest ......      3,808       2,452       7,622       5,558
                                                      --------    --------    --------    --------
Minority interest .................................        381          --         854          --
                                                      --------    --------    --------    --------
Operating income, after minority interest .........      3,427       2,452       6,768       5,558

Other expense:
  Interest expense and other finance charges ......       (705)       (372)     (1,407)       (971)
  Other, net ......................................        (35)         49         (49)       (497)
                                                      --------    --------    --------    --------
    Other expense, net ............................       (740)       (323)     (1,456)     (1,468)
                                                      --------    --------    --------    --------
Income before provision for income taxes ..........      2,687       2,129       5,312       4,090
                                                      --------    --------    --------    --------
Provision for income taxes ........................      1,038         842       2,036       1,627
                                                      --------    --------    --------    --------
Net income ........................................   $  1,649    $  1,287    $  3,276    $  2,463
                                                      ========    ========    ========    ========
Per share of common stock:

Basic net income per common share .................   $   0.30    $   0.22    $   0.60    $   0.42
                                                      ========    ========    ========    ========
Weighted average shares of common stock ...........      5,477       5,893       5,475       5,904
                                                      ========    ========    ========    ========
Diluted net income per common share ...............   $   0.30    $   0.22    $   0.60    $   0.42
                                                      ========    ========    ========    ========
Diluted weighted average shares of common stock
and equivalents outstanding .......................      5,480       5,909       5,476       5,920
                                                      ========    ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows


                                                                         Unaudited
                                                                        Year to Date
                                                                     June 30,    July 2,
(in thousands)                                                         2000       1999
----------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income ......................................................   $  3,276    $  2,463
                                                                    --------    --------
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization ..............................      2,673       2,119
     Change in deferred income taxes, net .......................        614         (61)
     Stock option compensation and employee stock benefit expense        200         230
     Minority interest ..........................................        854          --
     Net loss (gain) on sale of assets ..........................          3          --
Changes in working capital:
          Accounts receivable, net ..............................     (1,142)       (948)
          Inventories, net ......................................      1,091       2,002
          Prepaid expenses and other current assets .............       (135)     (1,295)
          Accounts payable ......................................     (3,767)      1,433
          Accrued and other liabilities .........................       (717)     (1,323)
                                                                    --------    --------
               Total adjustments ................................       (326)      2,157
                                                                    --------    --------
               Net cash provided by operating activities ........      2,950       4,620
                                                                    --------    --------
Cash Flows from Investing Activities:
Capital expenditures ............................................     (4,331)     (4,464)
Proceeds from sale of fixed assets ..............................         10         741
Other, net ......................................................         74        (292)
                                                                    --------    --------
     Net cash used in investing activities ......................     (4,247)     (4,015)
                                                                    --------    --------
Cash Flows from Financing Activities:
Change in checks outstanding ....................................        666        (529)
(Repayments)/proceeds of other long-term debt, net ..............        (38)      2,920
Proceeds from revolving credit facility .........................     22,900      19,200
Repayments of revolving credit facility .........................    (20,300)    (20,800)
Payment of dividends ............................................       (988)     (1,060)
Treasury Stock ..................................................       (121)        (93)
Other ...........................................................         26         (52)
                                                                    --------    --------
     Net cash provided by financing activities ..................      2,145        (414)
                                                                    --------    --------
Effect of changes in foreign exchange rates .....................        (83)        (99)
                                                                    --------    --------
Net increase in cash and cash equivalents .......................        765          92
Cash and cash equivalents at beginning of period ................      1,245       2,521
                                                                    --------    --------
Cash and cash equivalents at end of period ......................   $  2,010    $  2,613
                                                                    ========    ========


The accompanying notes are an integral part of these consolidated statements.

                     TB Wood's Corporation and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                    (in thousands, except per share amounts)

1. TB Wood's Corporation and subsidiaries (collectively, "Wood's" or the "Company") is an established designer, manufacturer, and marketer of electronic and mechanical industrial power transmission products which are sold to distributors, domestic and international manufacturers and users of industrial equipment. Principal products of the Company include electronic drives, integrated electronic drive systems, mechanical belted drives, and flexible couplings. The Company has operations throughout the United States, Canada, Mexico, Germany, Italy and India. The accompanying consolidated financial statements include the accounts of TB Wood's Corporation, its wholly owned subsidiaries and its majority-owned joint venture. All inter company accounts have been eliminated in consolidations.

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") as of June 30, 2000 and December 31, 1999 and the results of operations and cash flows for the second quarter ended June 30, 2000 and July 2, 1999. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2000.

2. The major classes of inventories at June 30, 2000 and December 31, 1999 consisted of the following:

                                                                               Unaudited
                                                                        -------------------------
                                                                         June 30,    December 31,
                                                                           2000          1999
        -----------------------------------------------------------------------------------------
        Raw materials and supplies ...................................   $ 6,973       $ 7,465
        Work in process ..............................................    10,024         9,708
        Finished goods ...............................................    22,055        22,970
                                                                         -------       -------
        Total at FIFO cost ...........................................    39,052        40,143
        Excess of FIFO cost over LIFO cost ...........................    (5,983)       (5,983)
                                                                         -------       -------
        Total at LIFO cost ...........................................   $33,069       $34,160
                                                                         =======       =======

3. On July 3, 2000, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on July 31, 2000 to stockholders of record on July 17, 2000.

4. In 1996, the Board of Directors authorized, subject to certain business and market conditions, the Company to purchase up to 200,000 of the Company's common shares. Through June 30, 2000 the number of shares purchased under this authorization was 187,032. During the second quarter of 2000, 4,072 treasury shares were issued to employees under employee option and stock purchase plans, and the number of shares issued for the Retirement Savings and Investment plan was 7,506. In 1999, the Board of Directors authorized a self-tender "Dutch Auction" for 400,000 of the Company's common shares at a price not to exceed $12.50 per share and not lower than $9.00 per share. On December 17, 1999, the Company accepted 400,000 shares at $9.00 per share and incurred related costs. As of June 30, 2000 410,970 shares were held in treasury, at cost.

5. Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other non-owner changes in equity.

        Total comprehensive income for the year-to-date periods ended June 30, 2000 and July 2, 1999 was as follows:

                                                                            Unaudited         Unaudited
                                                                        ---------------------------------
                                                                          June 30, 2000      July 2, 1999
        -------------------------------------------------------------------------------------------------
        Net Income ..................................................          $3,276            $2,463
        Other comprehensive income, net of tax:
            Foreign currency translation adjustments.................             (83)              (99)
                                                                               ======            ======
        Total comprehensive income ..................................          $3,193            $2,364
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

                                                                  Second Quarter            Year to date
                                                              June 30       July 2      June 30       July 2
(in thousands, except per share amounts)                         2000         1999         2000         1999
------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding            5,477        5,893        5,475        5,904
Shares issued upon assumed exercise of
outstanding stock options ..........................                3           16            1           16
                                                               ------       ------       ------       ------
Weighted average number of common and
common equivalent shares outstanding ...............            5,480        5,909        5,476        5,920
                                                               ======       ======       ======       ======
Net Income .........................................           $1,649       $1,287       $3,276       $2,463
                                                               ======       ======       ======       ======
Basic net income per common share ..................           $ 0.30       $ 0.22       $ 0.60       $ 0.42
                                                               ======       ======       ======       ======
Diluted net income per common share ................           $ 0.30       $ 0.22       $ 0.60       $ 0.42
                                                               ======       ======       ======       ======

7.    Segment Reporting

      The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment as of June 30, 2000.

                                               Mechanical                 Electronics
                                                Business                   Business                  Total
                                         -------------------------------------------------------------------
Revenues from external customers                $ 42,280                   $ 26,907                $ 69,187

Year to date operating profit,
    after minority interest                        4,553                      2,215                   6,768

Depreciation and amortization                      1,814                        859                   2,673

Segment assets                                    62,592                     37,764                 100,356

Expenditures for long-lived assets                 3,709                        622                   4,331


       Total segment assets are shown net of corporate assets of $4,591. Mechanical business expenditures for long-lived assets include corporate spending of $976.

       The following table reconciles segment profit to consolidated income before income taxes as of June 30, 2000.

Total operating profit for reportable segments                           $6,768

Interest, net                                                            (1,407)

Other, net                                                                  (49)

Income before income taxes                                               $5,312


8. In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No. 133." SFAS No. 137 delays the standard effective date to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. Adoption of this statement is not expected to have a material effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         TB Wood's Corporation and Subsidiaries (the "Company") posted net sales for the second quarter 2000 of $33,970, compared to $30,723 for the second quarter 1999, an increase of 10.6%. For the first six months of 2000, net sales were $69,187 compared to $60,781 last year, an improvement of 13.8%. Mechanical Business net sales for the second quarter 2000 of $20,677 were $2,663 higher than net sales of $18,014 in comparable 1999. The improvement resulted from the incremental sales obtained through the joint venture with The Electron Corp., the success of the North American target market programs, and generally healthier economic climate this year compared to last year. For the first six months of 2000, Mechanical net sales were $42,280 compared to $35,776 last year, an improvement of 18.2%. Electronics Business net sales for the second quarter 2000 were $13,293, a $584 increase from net sales of $12,709 in the second quarter 1999. The improvement resulted from stronger AC drive shipments in North America and Europe as a result of the target market programs. For the first six months of 2000, Electronics net sales were $26,907 compared to $25,005 last year, an improvement of 7.6%.

         Company cost of sales ("COS") in the second quarter 2000 were $21,999 compared to $20,206 for the same period last year. As a percent of sales, COS of 64.8% for the second quarter 2000 decreased one percentage point from 1999's second quarter of 65.8%. For the first six months of 2000, Company COS as a percent of sales was 64.3% compared to 64.5% last year. Mechanical Business COS of $13,866 in the second quarter 2000 was $1,349 higher than COS of $12,517 in the second quarter 1999. As a percent of sales for the second quarter 2000, Mechanical Business reported COS of 67.1%, down two point four percentage points from 69.5% in the prior year. This improvement was the result of leverage from additional volume on fixed expenses, price increase effectivity, and productivity programs. Electronics Business COS for the second quarter 2000 was $8,133, a $444 increase from COS of $7,689 for the same quarter of 1999. As a percent of sales for the second quarter 2000 versus the second quarter 1999, Electronics Business reported COS of 61.2%, up seven tenths of a percentage point from 60.5%. The principal reason for change was the effect of currency on U.S. dollar component purchases by European locations.

         Selling, general and administrative ("SG&A") expenses for the second quarter 2000 were $8,163, compared to $8,065 for the second quarter 1999, an increase of $98, or 1.2%. SG&A, as a percent of sales, decreased to 24.0% in the second quarter 2000 from 26.3% in the second quarter 1999. The principal reason for the reduced SG&A percentage was higher sales volume, and increased management controls on expenses and headcount. For the first six months of 2000, SG&A expenses, as a percent of sales, were 24.7% compared to 26.4% last year.

         Income from operations for the Company was $3,427 for the second quarter 2000, or 10.1% of sales, and $975 higher than second quarter 1999 income from operations of $2,452, which was 8.0% of sales, an improvement of 39.7%. This resulted from the leverage on fixed expenses from increased volume and productivity programs. For the first six months of 2000, income from operations as a percentage of sales was 9.8% compared to 9.1% last year.

         Other expense for the second quarter 2000 was $740, compared to other expense of $323 for the same period last year. Interest expense, a component of other expense, was $705 in the second quarter of 2000, a $333 increase from $372 of interest expense in the second quarter of 1999. The increase is due to market-driven interest rate increases over the past year and the increased debt related to the Company's self-tender offer.

         Net income in the second quarter 2000 was $1,649, or $0.30 per diluted share, $362 higher than the $1,287, or $0.22 per diluted share, a year ago. For the first six months of 2000, net income was $3,276 compared to $2,463 last year. Earnings per diluted share for the first six months was $0.60 compared to $0.42 last year after non-recurring costs.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except per share amounts)

         Working Capital at June 30, 2000 was $37,187, 12.1% above $33,180 at December 31, 1999. Current ratio increased to 2.9:1 at June 30, 2000 from 2.5:1 at year-end 1999.

         Outstanding long-term debt increased $2,422 to $39,073 at June 30, 2000 compared to $36,651 at year-end 1999. Debt was comprised of $5,550 in tax-exempt revenue bonds, $33,237 in debt under the Company's $52,500 unsecured revolving credit facility (the "Facility"), and $286 in other instruments. At June 30, 2000, including $6,112 of outstanding standby letters of credit, the Company had approximately $13,151 of available borrowing capacity under the Facility. The Company's annual interest rate as of June 30, 2000 on the Facility was 7.7%.

         The Company's cash flows from operations in year-to-date 2000 were $2,950, a $1,670 decrease from comparable 1999. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.

EURO CURRENCY

         The Company has recognized that effective January 1, 1999 eleven of the fifteen countries of the European Union made the transition to the single monetary unit, the "Euro". The Company has both operating divisions and customers located in countries that are a part of the European Union. The Company does not believe that costs required to convert to the Euro will be material.

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

         In December 1999, the Security and Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" (SAB 101). The guidelines in SAB 101 must be adopted during the fourth quarter of 2000. The Company does not expect the adoption of these guidelines to have a material impact on its consolidated financial position, liquidity or results of operations.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The 2000 annual meeting of stockholders was held on April 25, 2000. Voting on the election of two directors to the second class of directors was conducted. The stockholders voted 5,307,735 shares in the affirmative and 3,854 votes were withheld to elect Michael L. Hurt; and 4,360,254 shares in the affirmative and 951,335 votes were withheld to elect Robert J. Dole to the second class of directors of the Board of Directors. In addition, Thomas C. Foley, Jean-Pierre L. Conte, and Craig R. Stapleton will continue as directors after the meeting.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended June 30, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on August 9, 2000.

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