Form 10-Q
period 2000-09-29
TB WOODS CORP
filed 2000-11-06
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 29, 2000

                         Commission File Number 1-14182

                              TB WOOD'S CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

          DELAWARE                                       25-1771145
--------------------------------------------------------------------------------
(State or other Jurisdiction of                         (IRS Employer
 Incorporation of Organization)                     Identification Number)

440 North Fifth Avenue, Chambersburg, PA                    17201
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

                                                 Yes _X_         No ____


Number of shares outstanding of the issuer's Common Stock:

          Class                           Outstanding at September 29, 2000
----------------------------              ---------------------------------
Common Stock, $.01 par value                           5,460,883

                                Table of Contents



Part I. - Financial Information                                         Page No.
-------------------------------                                         --------

Condensed Consolidated Balance Sheets -
   September 29, 2000 and December 31, 1999                                 3

Condensed Consolidated Statements of Operations -
   For the Third Quarters Ended September 29, 2000
   and October 1, 1999                                                      4

Condensed Consolidated Statements of Cash Flows -
   For Periods Ended September 29, 2000 and
   October 1, 1999                                                          5

Notes to Condensed Consolidated Financial Statements                        6

Management's Discussion and Analysis of
   Financial Condition and Results of Operations                            9


Part II. - Other Information                                               12
----------------------------

Part I.-Financial Information
Item 1.  Financial Statements

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                         Unaudited
                                                                                         Sept. 29,         December 31,
(in thousands, except per share and share amounts)                                          2000               1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents..........................................................      $  1,447            $  1,245
Accounts receivable, less allowances for doubtful accounts, discounts, and
  claims of $573 at September 29, 2000 and $402 at December 31, 1999...............        18,624              18,593
Inventories........................................................................        32,311              34,160
Other current assets...............................................................         2,060               1,834
                                                                                         --------            --------
     Total current assets..........................................................        54,442              55,832
                                                                                         --------            --------

Property, plant, and equipment.....................................................        68,800              63,933
Less accumulated depreciation......................................................        35,915              32,326
                                                                                         --------            --------
    Net property, plant and equipment..............................................        32,885              31,607
                                                                                         --------            --------
Other Assets:
Deferred income taxes..............................................................         3,542               3,454
Goodwill, net of accumulated amortization of $1,050 at September 29,
  2000 and $867 at December 31, 1999...............................................         9,621               9,805
Other..............................................................................         1,992               2,168
                                                                                         --------            --------
     Total other assets............................................................        15,155              15,427
                                                                                         --------            --------

TOTAL ASSETS.......................................................................      $102,482            $102,866
                                                                                         ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt...............................................      $    273            $    273
Accounts payable...................................................................         6,519              12,407
Checks outstanding.................................................................         2,381               1,003
Accrued expenses...................................................................         8,717               7,935
Deferred income taxes..............................................................         1,309               1,034
                                                                                         --------            --------
     Total current liabilities.....................................................        19,199              22,652
                                                                                         --------            --------

Long-term debt, less current maturities............................................        37,343              36,651
                                                                                         --------            --------

Postretirement benefit obligation, less current portion............................        14,494              15,134
                                                                                         --------            --------

Minority interest..................................................................         1,303                 737
                                                                                         --------            --------
Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
  no shares issued or outstanding..................................................            --                  --
Common stock, $.01 par value; 40,000,000 shares authorized,
  5,887,698 shares issued and 5,460,883 and 5,465,814
  shares outstanding at September 29, 2000 and December 31, 1999,
  respectively.....................................................................            59                  59
Treasury Stock, at cost............................................................        (4,123)             (3,811)
Additional paid-in capital.........................................................        29,086              29,086
Retained Earnings..................................................................         7,512               4,001
Other comprehensive income.........................................................        (2,391)             (1,643)
                                                                                         --------            --------
     Total shareholders' equity....................................................        30,143              27,692
                                                                                         --------            --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................      $102,482            $102,866
                                                                                         ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations


                                                                         Unaudited                     Unaudited
                                                                    Third Quarter Ended               Year to Date
                                                                  Sept. 29,       Oct. 1,         Sept. 29,     Oct. 1,
(in thousands, except share and per share amounts)                  2000           1999             2000          1999
------------------------------------------------------------------------------------------------------------------------------------
Net Sales..................................................        $31,944        $32,293         $101,131      $93,074

Cost of sales..............................................         21,140         20,757           65,637       59,941
                                                                   -------        -------         --------      -------

  Gross Profit.............................................         10,804         11,536           35,494       33,133

Selling, general and administrative expenses...............          7,573          8,186           24,641       24,225
                                                                   -------        -------         --------      -------

  Operating income, before minority interest...............          3,231          3,350           10,853        8,908
                                                                   -------        -------         --------      -------

Minority interest..........................................            388            412            1,242          412
                                                                   -------        -------         --------      -------

Operating income, after minority interest..................          2,843          2,938            9,611        8,496

Other expense:
  Interest expense and other finance charges...............           (807)          (482)          (2,214)      (1,453)
  Other, net...............................................             87            (58)              38         (555)
                                                                   -------        -------         --------      -------

    Other expense, net.....................................           (720)          (540)          (2,176)      (2,008)
                                                                   -------        -------         --------      -------

Income before provision for income taxes...................          2,123          2,398            7,435        6,488
                                                                   -------        -------         --------      -------

Provision for income taxes.................................            755            903            2,790        2,530
                                                                   -------        -------         --------      -------

Net income.................................................         $1,368        $ 1,495           $4,645       $3,958
                                                                   =======        =======         ========      =======
Per share of common stock:

Basic net income per common share..........................          $0.25          $0.25            $0.85        $0.67
                                                                   =======        =======         ========      =======

Weighted average shares of common stock....................          5,476          5,892            5,473        5,905
                                                                   =======        =======         ========      =======

Diluted net income per common share........................          $0.25          $0.25            $0.85        $0.67
                                                                   =======        =======         ========      =======
Diluted weighted average shares of common stock and
  equivalents outstanding..................................          5,480          5,906            5,475        5,920
                                                                   =======        =======         ========      =======


The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                                                  Unaudited
                                                                                                 Year to Date
                                                                                          Sept. 29,        Oct. 1
(in thousands)                                                                              2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income..........................................................................       $4,645          $3,958
                                                                                          -------          ------
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..................................................        4,043           3,383
     Change in deferred income taxes, net...........................................          187            (125)
     Stock option compensation and employee stock benefit expense...................          298             292
     Minority interest..............................................................        1,242             412
     Net loss (gain) on sale of assets..............................................           23             (98)
Changes in working capital:
        Accounts receivable, net....................................................          (31)         (1,646)
        Inventories, net............................................................        1,849          (1,179)
        Other current assets........................................................         (226)           (638)
        Accounts payable............................................................       (5,888)          4,577
        Accrued and other liabilities...............................................          346             137
                                                                                          -------          ------
               Total adjustments....................................................        1,843           5,115
                                                                                          -------          ------
               Net cash provided by operating activities............................        6,488           9,073
                                                                                          -------          ------
Cash Flows from Investing Activities:
Capital expenditures................................................................       (5,518)         (6,276)
Proceeds from sale of fixed assets..................................................           10             791
Other, net..........................................................................          194            (464)
                                                                                          -------          ------
     Net cash used in investing activities..........................................       (5,314)         (5,949)
                                                                                          -------          ------
Cash Flows from Financing Activities:
Change in checks outstanding........................................................        1,378            (478)
(Repayments)/proceeds of other long-term debt, net..................................         (337)          2,653
Proceeds from revolving credit facility.............................................       34,300          29,600
Repayments of revolving credit facility.............................................      (33,400)        (31,200)
Payment of dividends................................................................       (1,475)         (1,590)
Treasury Stock......................................................................         (312)             69
Other...............................................................................         (378)         (1,001)
                                                                                          -------          ------
     Net cash provided by financing activities......................................         (224)         (1,947)
                                                                                          -------          ------
Effect of changes in foreign exchange rates.........................................         (748)           (626)
                                                                                          -------          ------
Net increase in cash and cash equivalents...........................................          202             551
Cash and cash equivalents at beginning of period....................................        1,245           2,521
                                                                                          -------          ------
Cash and cash equivalents at end of period..........................................       $1,447          $3,072
                                                                                          =======          ======


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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") as of September 29, 2000 and December 31, 1999 and the results of operations and cash flows for the third quarter ended September 29, 2000 and October 1, 1999. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2000.

2. The major classes of inventories at September 29, 2000 and December 31, 1999 consisted of the following:

                                                       Unaudited
                                         ---------------------------------------
                                            Sept.  29,         December 31,
                                              2000                 1999
--------------------------------------------------------------------------------

Raw materials and supplies..............      $7,414              $7,465
Work in process.........................       9,787               9,708
Finished goods..........................      20,993              22,970
                                             -------             -------
Total at FIFO cost......................      38,194              40,143
Excess of FIFO cost over LIFO cost......      (5,883)             (5,983)
                                             -------             -------
Total at LIFO cost......................     $32,311             $34,160
                                             =======             =======


3. On October 2, 2000, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on October 31, 2000 to stockholders of record on October 20, 2000.

4. In 1996, the Board of Directors authorized the Company to purchase up to 200,000 of the Company's common shares. At the July 25, 2000 Board of Directors meeting, the directors of TB Wood's expanded this share repurchase program by authorizing the repurchase of up to an additional 100,000 shares of TB Wood's stock. These purchases are subject to certain business and market conditions. Through September 29, 2000 the number of shares purchased under these authorizations was 211,198. During the third quarter of 2000, 3,189 treasury shares were issued to employees under employee option and stock purchase plans, and the number of shares issued for the Retirement Savings and Investment plan was 7,074. In 1999, the Board of Directors authorized a self-tender "Dutch Auction" for 400,000 of the Company's common shares at a price not to exceed $12.50 per share and not lower than $9.00 per share. On December 17, 1999, the Company accepted 400,000 shares at $9.00 per share and incurred related costs. As of September 29, 2000, 426,815 shares were held in treasury at cost.

5. Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other non-owner changes in equity.

     Total comprehensive income for the year-to-date periods ended September 29, 2000 and October 1, 1999 was as follows:

                                                  Unaudited         Unaudited
                                              ----------------- ----------------
                                                Sept. 29, 2000     Oct. 1, 1999
     ---------------------------------------------------------------------------

     Net Income.................................   $4,645            $3,958
     Other comprehensive income, net of tax:
       Foreign currency translation adjustments.     (748)             (626)
                                                   ======            ======
     Total comprehensive income.................   $3,897            $3,332
                                                   ======            ======


6. Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic EPS. Diluted EPS is computed by dividing reported earnings available to common shareholders by weighted average shares and common equivalent shares outstanding. The computation of weighted average shares outstanding and net income per share is as follows:


                                                                     Third Quarter             Year to date
                                                                Sept. 29,     Oct. 1,      Sept. 29,    Oct. 1,
(in thousands, except per share amounts)                          2000         1999           2000       1999
------------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
  outstanding..................................................   5,476       5,892          5,473        5,905
Shares issued upon assumed exercise of
  outstanding stock options....................................       4          14              2           15
                                                                 ------      ------         ------       ------
Weighted average number of common and
  common equivalent shares outstanding.........................   5,480       5,906          5,475        5,920
                                                                 ======      ======         ======       ======

Net Income.....................................................  $1,368      $1,495         $4,645       $3,958
                                                                 ======      ======         ======       ======

Basic net income per common share..............................   $0.25       $0.25          $0.85        $0.67
                                                                 ======      ======         ======       ======

Diluted net income per common share............................   $0.25      $ 0.25          $0.85        $0.67
                                                                 ======      ======         ======       ======

7.   Segment Reporting

     The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment as of September 29, 2000.


                                          Mechanical     Electronics
                                           Business        Business      Total
                                      ------------------------------------------

Revenues from external customers           $61,862       $39,269       $101,131

Year to date operating profit,               6,846         2,765          9,611
  after minority interest

Depreciation and amortization                2,717         1,326          4,043

Segment assets                              58,021        38,104         96,125

Expenditures for long-lived assets           4,631           887          5,518


     Total segment assets are shown net of corporate assets of $6,357. Mechanical business expenditures for long-lived assets include corporate spending of $1,348.

     The following table reconciles segment profit to consolidated income before income taxes as of September 29, 2000.


Total operating profit for reportable
   segments                                                $9,611

Interest, net                                              (2,214)

Other, net                                                     38

Income before income taxes                                 $7,435


8. In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of SFAS No. 133." SFAS No. 137 delays the standard effective date to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective December 30, 2000 and is currently evaluating potential derivative instruments reporting. Adoption of this statement is not expected to have a material effect on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         TB Wood's Corporation and subsidiaries (the "Company") posted net sales for the third quarter 2000 of $31,944, compared to $32,293 for the third quarter 1999, a decrease of 1.1%. European sales for the third quarter were impacted by the effect of the U.S. dollar on translation of European currencies into U.S. dollars. For the first nine months of 2000, net sales were $101,131 compared to $ 93,074 last year, an improvement of 8.7%. Mechanical Business net sales for the third quarter 2000 of $19,582 were $549 lower than net sales of $20,131 in comparable 1999. This reduction was caused by market demand for products being lower than the previous year. For the first nine months of 2000, Mechanical net sales were $61,862 compared to $55,907 last year, an improvement of 10.7%. Electronics Business net sales for the third quarter 2000 were $12,362, a $200 increase from net sales of $12,162 in the third quarter 1999. The improvement was masked by the strong U.S. dollar. As a result of translation, European sales were $870 lower than the third quarter 1999. For the first nine months of 2000, Electronics net sales were $39,269 compared to $37,167 last year, an improvement of 5.7%.

         Company cost of sales ("COS") in the third quarter 2000 were $21,140 compared to $20,757 for the same period last year. As a percent of sales, COS of 66.2% for the third quarter 2000 increased one and nine tenths percentage points from 1999's third quarter of 64.3%. This was caused by the strong U.S. dollar which adversely affected U.S. dollar component purchases by our European operations; and, reduced absorption of fixed expenses caused by lower volume and extended vacation shutdown. For the first nine months of 2000, Company COS as a percent of sales was 64.9% compared to 64.4% last year. Mechanical Business COS of $12,942 in the third quarter 2000 was $290 lower than COS of $13,232 in the third quarter 1999. As a percent of sales for the third quarter 2000, Mechanical Business reported COS of 66.1%, increased four tenths of a percentage point from 65.7% in the prior year. This deterioration resulted in lower sales volume and lower absorption of fixed expenses from decreased sales volume and extended vacation shutdowns. Electronics Business COS for the third quarter 2000 was $8,199, a $674 increase from COS of $7,525 for the same quarter of 1999. As a percent of sales for the third quarter 2000 versus the third quarter 1999, Electronics Business reported COS of 66.3%, up four point four percentage points from 61.9%. The principal reasons for the change were the effect of currency on U.S. dollar component purchases by European locations and lower absorption of fixed expenses from extended vacation shutdowns.

         Selling, general and administrative ("SG&A") expenses for the third quarter 2000 were $7,573, compared to $8,186 for the third quarter 1999, a reduction of $613, or 7.5%. SG&A, as a percent of sales, decreased to 23.7% in the third quarter 2000 from 25.3% in the third quarter 1999. The principal reason for the reduced SG&A percentage was increased management controls on expenses and headcount. For the first nine months of 2000, SG&A expenses, as a percent of sales, were 24.4% compared to 26.0% last year.

         Income from operations for the Company was $2,843 for the third quarter 2000, or 8.9% of sales, and $95 lower than third quarter 1999 income from operations of $2,938, which was 9.1% of sales. Two factors causing the reduction were the translation of European results and currency effect of U.S. dollar purchases by European operations. For the first nine months of 2000, income from operations as a percentage of sales was 9.5% compared to 9.1% last year.

         Other expense for the third quarter 2000 was $720 compared to other expense of $540 for the same period last year. Interest expense, a component of other expense, was $807 in the third quarter of 2000, a $325 increase from $482 of interest expense in the third quarter of 1999. The increase is due to market-driven interest rate increases over the past year and the increased debt related to the Company's self-tender offer.

         Net income in the third quarter 2000 was $1,368, or $0.25 per diluted share, $127 lower than the $1,495 or $0.25 per diluted share a year ago. For the first nine months of 2000, net income was $4,645 compared to $3,958 last year. Earnings per diluted share for the first nine months were $0.85 compared to $0.67 last year, after non-recurring costs.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except per share amounts)

         Working Capital at September 29, 2000 was $35,243, 6.2% above $33,180 at December 31, 1999. Current ratio increased to 2.8:1 at September 29, 2000 from 2.5:1 at year-end 1999.

         Outstanding long-term debt increased $692 to $37,343 at September 29, 2000 compared to $36,651 at year-end 1999. Debt was comprised of $5,290 in tax-exempt revenue bonds, $31,806 in debt under the Company's $52,500 unsecured revolving credit facility (the "Facility"), and $247 in other instruments. At September 29, 2000, including $6,112 of outstanding standby letters of credit, the Company had approximately $14,582 of available borrowing capacity under the Facility. The Company's annual interest rate, as of September 29, 2000, on the Facility was 7.8%.

         The Company's cash flows from operations in year-to-date 2000 were $6,488, a $2,585 decrease from comparable 1999. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness are adequate to finance the Company's operations for the foreseeable future.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

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

           None

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended September 29, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on November 3, 2000.

                              TB WOOD'S CORPORATION



                              By: /s/ Thomas F. Tatarczuch
                                  ----------------------------------------------
                                  THOMAS F. TATARCZUCH
                                  Vice President-Finance
                                  (Principal Financial Officer and
                                     Principal Accounting Officer)