Form 10-K
period 2000-12-29
TB WOODS CORP
filed 2001-03-12
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to ____

      Commission file number          1-14182


                              TB Wood's Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                        25-1771145
------------------------------------                      -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

440 North Fifth Avenue, Chambersburg, PA                          17201
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (717) 264-7161

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each Exchange on
        Title of each class                    Which Registered


Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price on February 12, 2001, was $47,496,768. On February 12, 2001, there were 5,397,360 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K.

                              TB WOOD'S CORPORATION
                    FISCAL YEAR 2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I................................................................................................................... 4

         Item 1. Business.................................................................................................4
         Item 2. Properties...............................................................................................9
         Item 3. Legal Proceedings........................................................................................9
         Item 4. Submission of Matters to a Vote of Security Holders.....................................................10

PART II..................................................................................................................11

         Item 5. Market for Registrant's Common Equity and Related Shareholder Matters...................................11
         Item 6. Selected Financial Data.................................................................................11
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation....................12
         Item 8. Financial Statements and Supplementary Data.............................................................17
         Item 9. Changes in and Disagreements With Accountants on Accounting and Financial
                 Disclosure .............................................................................................37

PART III.................................................................................................................38

         Item 10. Directors and Executive Officers of the Registrant.....................................................38
         Item 11. Executive Compensation.................................................................................38
         Item 12. Security Ownership of Certain Beneficial Owners and Management.........................................38
         Item 13. Certain Relationships and Related Transactions.........................................................38

PART IV..................................................................................................................39

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................39

SIGNATURES...............................................................................................................42


                                     PART I

Item 1.  Business.

General

         TB Wood's Corporation (the "Company" or "TB Wood's") is an established designer, manufacturer and marketer of electronic and mechanical industrial power transmission products. The Company's products are sold to North American and international manufacturers and users of industrial equipment. Headquartered in Chambersburg, Pennsylvania, the 144 year-old business operates 11 production facilities with over 1,100 employees in the United States, Canada, Mexico, Germany, India and Italy. The Company has a network of more than 1,000 select independent and multi-branch distributors with over 3,000 locations in North America.

History

         TB Wood's Incorporated ("TBW"), the original Pennsylvania corporation that was founded in 1857, entered the power transmission industry at the turn of the century. The Company was incorporated in 1995. In January 1996, a subsidiary of the Company merged with TBW, with TBW as the surviving corporation in the merger. The end result of the merger is that TBW is a subsidiary of the Company.

         The Company's core electronic product offer totaled 11 product families in 1996. Since that time, the Company has introduced and launched several new electronic products and product line extensions that bring the total number of active electronic product families to 34. Eight of these introductions have occurred within the last three years. These include a new line of full-featured drives, a high-performance vector drive, an integrated motor drive, and a sub-micro drive. In 2001, the Company will introduce a National Sanitation Foundation certified drive for use in Food Area Splash zone applications. In addition, the Company has continued its focus on cost-effective drives for industrial Original Equipment Manufacturer ("OEM") applications. Since 1992, the Company has introduced nine new mechanical products and product line extensions, including three mechanical belted drive products and four new coupling products.

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

         For further product information, refer to the consolidated financial statements and footnote No. 9 included in this Form 10-K.


                                            2000                        1999                       1998
                                            ----                        ----                       ----

                                    Net Sales      %              Net Sales      %            Net Sales      %
                                    ---------     ---             ---------     ---           ---------     ---
Electronic Power                     $51.4       38.2%             $50.0       39.9%            $57.4      42.4%
Transmission
Products

Mechanical Power                      83.0       61.8%              75.3       60.1%             78.0      57.6%
Transmission
Products
                                    $134.4      100.0%            $125.3      100.0%           $135.4     100.0%



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

Mechanical Product Offering

         The Company's mechanical product offering includes a full line of stock and made-to-order products including V-belt drives, synchronous drives, open belted variable speed drives and a broad line of flexible couplings, as well as hydrostatic drives, clutches and brakes. These products are used in a variety of industrial applications to transmit power from motors and engines to machines. The primary markets for these products are the construction, oilfield and specialized industrial machinery, food processing, material handling, pumps, compressors, mining, pulp and paper and agricultural equipment industries.

Marketing and Distribution

         The Company's products are sold principally throughout North America and, to a lesser extent, internationally. In North America, the Company sells to selected, authorized, industrial distributors who resell the Company's products to industrial consumers and Original Equipment Manufacturers ("OEMs"). The

Company also sells directly to over 300 OEMs. The Company's marketing alliances include licensing agreements and distribution agreements with distributors and manufacturers who, in some cases, market the Company's products under private label agreements. In North America, the Company has its own technical sales force of more than 40 people and several specialized manufacturers' representatives.

         The Company operates central distribution centers in Chambersburg, Pennsylvania; Stratford, Ontario and Mexico City, Mexico and regional distribution centers in Atlanta, Georgia; Dallas, Texas; Montreal, Quebec; Orlando, Florida; Reno, Nevada; Edmonton, Alberta; Marienheide, Germany; Bangalore, India; and Naturns, Italy.

         The Company's products are manufactured to maintain stock inventories and to meet forecasts from specific customers. On-time delivery is important. Order backlogs are generally less than one month's customer shipments and are not considered to be material in amount.

Customers

         The Company's products are consumed principally by industrial users through industrial distributors. The Company's OEM customers include a number of Fortune 500 companies. The Company's distributor customers include, among others, Motion Industries and Kaman Industrial Technologies who are among the largest distributors in the power transmission industry. In addition, the Company's distributors also sell to OEMs. Management believes that the Company is one of the leading suppliers of power transmission products, based on sales volume, to its distributors. The Company's five largest customers accounted for approximately 31% of the Company's net sales in 2000.

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

Research and Development

         The Company's research and development efforts include the development of new products, the testing of products, and the enhancement of manufacturing techniques and processes. The Company's annual expenditures for research and development (including royalties and payments to third parties) as a percent of net sales during the last three fiscal years have been 2.3% for 2000, 2.9% for 1999, and 2.6% for 1998. The Company is completing a new Technology Center at the Chambersburg facility which is designed to make the research and development investment more productive by making it easier for engineers to share insights and collaborate on projects.

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

Employees

         As of December 29, 2000, the Company employed over 1,100 people. Over 30 of the Company's hourly employees located at its Stratford, Ontario, Canada facility are represented by the United Steelworkers of Canada pursuant to a collective bargaining agreement dated January 19, 2001 that expires on January 19, 2004. Over 133 of the Company's employees located at its Mexico City, Mexico facility are represented by the National Metal Workers' Union of Mexico pursuant to a collective bargaining agreement that expires on January 31, 2002. The Company has created the TB Wood's Institute, which offers training programs to improve employees' operating, management and team-building skills.

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

Recent Developments

         On February 15, 2001 the Company announced that shares of its common stock would no longer be traded on the New York Stock Exchange ("NYSE"). Effective February 21, 2001, the Company's common stock began trading on The Nasdaq Stock Market ("Nasdaq") under the symbol TBWC.

         The Company decided to list its common stock on the Nasdaq after the NYSE notified the Company in December 2000, that it did not meet certain of the NYSE's continued listing criteria. Following an analysis and recommendation by management, the Company's Board of Directors determined that moving to the Nasdaq was in the best interest of the Company. Nasdaq approved the Company's listing application on February 9, 2001.

Item 2.  Properties.

The Company owns and operates the following facilities:

          Location                                       Operations                                      Sq. Feet
          --------                                       ----------                                      ---------
Chambersburg,                 Foundry production of iron, and manufacturing and engineering                440,000
Pennsylvania                  of mechanical products. Central distribution, administrative offices and corporate headquarters.

Scotland, Pennsylvania        Manufacturing and engineering of electronic products.                         51,300

Trenton, Tennessee            Manufacturing of mechanical products.                                         60,000

Stratford, Ontario            Manufacturing of mechanical products.  Central distribution and               46,000
                              administrative offices for Canada.

San Marcos, Texas             Manufacturing and engineering of mechanical products.                         51,000

Mt. Pleasant, Michigan        Manufacturing of mechanical products.                                         30,000

Chattanooga, Tennessee        Manufacturing, engineering and sales of integrated electronic                 60,000
                              drive systems. Headquarters of PEC.

Marienheide, Germany          Manufacturing, engineering and sales of electronic products.                   9,800*
                              Central distribution and administrative offices for Berges electronic GmbH.

Naturns, Italy                Manufacturing of electrical products.                                         19,500*

Elk Grove, Illinois           Distribution center.                                                          21,700

Bangalore, India              Manufacturing, engineering and sales of integrated electronic                  4,500*
                              drive systems.

Greensboro, North Carolina    Manufacturing of electrical products.                                         22,400

---------------------
*Includes certain leased space

         In addition, the Company leases manufacturing facilities in Mexico City, Mexico. The Company also has distribution facilities in: Atlanta, Georgia; Dallas, Texas; Montreal, Quebec; Edmonton, Alberta; Orlando, Florida; and Reno, Nevada.


Item 3.  Legal Proceedings.

         The Company is a party to various legal actions arising in the ordinary course of business. The Company does not believe that the outcome of any of these actions will have a materially adverse affect on the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted for a vote of the security holders during the fiscal quarter ended December 29, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         The Company consummated the Initial Public Offering ("IPO") of its common stock on February 8, 1996 and, effective February 21, 2001, its Common Stock is listed on the Nasdaq National Market. From the time of the IPO up until February 21, 2001, the Company's common stock was noted on the NYSE. The high and low prices for the Common Stock, and dividends paid on Common Stock, during the period from January 2, 1999 through December 29, 2000 were as follows:

                                                  Sales Price                            Dividends
                                                  -----------                            ----------
                                             High              Low               Declared      Paid in Cash
                                             ----              ---               --------      ------------
                 Fiscal Year 1999
                 ----------------
                 1st quarter                $12.75            $10.88                $.09            $.09
                 2nd quarter                 12.00             10.63                 .09             .09
                 3rd quarter                 11.00              9.63                 .09             .09
                 4th quarter                 10.50              8.25                 .09             .09

                 Fiscal Year 2000
                 ----------------
                 1st quarter                $ 9.88            $ 8.25                $.09            $.09
                 2nd quarter                 11.00              8.19                 .09             .09
                 3rd quarter                 12.56              9.38                 .09             .09
                 4th quarter                 11.13              6.38                 .09             .09

         On February 2, 2001 there were 163 registered shareholders of the Company's Common Stock, and the high and low sales prices for the Common Stock were $8.75 and $8.00, respectively. During fiscal year 2000, the Company declared and paid total dividends of $.36 on the shares of its Common Stock. The Company declared a $.09 dividend on January 8, 2001 and paid it on January 31, 2001. The declaration of any dividend, including the amount thereof, will be at the discretion of the Board of Directors of the Company, and will depend on the Company's then current financial condition, results of operations and capital requirements, and such other factors as the Board of Directors deems relevant.

         There were no sales of unregistered securities during the period of December 31, 1999 through December 29, 2000.


Item 6.  Selected Financial Data.

         The following tables set forth selected historical financial and operating data for the Company for each of the five years through fiscal year 2000 and have been derived from the Company's financial statements which have been audited by the Company's independent public accountants. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation."

         Effective fiscal year 1995, the Company changed its year-end to the Friday closest to the last day of December. Fiscal year-ends are as follows:

                           2000             December 29, 2000
                           1999             December 31, 1999
                           1998             January 1, 1999
                           1997             January 2, 1998
                           1996             January 3, 1997
                           1995             December 29, 1995
                           1994 & prior     December 31 of calendar year.


                             Selected Financial Data

(in thousands, except per share data)                                              Fiscal Year
                                                           2000           1999         1998         1997        1996
                                                           ----           ----         ----         ----        ----
Net sales                                                $134,357       $125,334     $135,415     $125,463    $103,799
Gross profit                                               48,500         45,954       49,055       46,448      39,041
Operating income                                           14,055         12,108       15,566       16,951      12,573
Minority interest                                           1,554            808            0            0           0
Operating income after minority interest                   12,501         11,300       15,566       16,951      12,573
Net income                                                  6,145          5,367        7,890        8,689       4,640
                                                         -------------------------------------------------------------
Cash Flow
Cash provided by operations                               $13,758        $10,050      $ 6,228      $16,829     $ 9,090
Capital expenditures                                        7,712          8,316        7,481        5,824       3,762
                                                         -------------------------------------------------------------

Working capital*                                          $33,378        $34,245     $ 34,644      $27,682    $ 26,962
Total assets                                              102,660        102,866       96,025       89,617      73,395
Total debt                                                 33,919         36,924       32,469       26,539      22,227
Shareholders' equity                                       30,092         27,692       28,515       23,606      16,875
                                                         -------------------------------------------------------------
Per Share Data
Net income                                                  $1.12          $0.91        $1.33        $1.47       $0.83
Cash dividends paid                                           .36            .36          .35          .32         .24
Book value                                                   5.50           4.69         4.81         3.99        3.01
                                                         -------------------------------------------------------------

Weighted average shares outstanding                         5,473          5,910        5,932        5,921       5,600


* Working capital is defined as the sum of accounts receivable, inventory, and other current assets, less accounts payable and accrued expenses.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Year Ended December 29, 2000 Compared to Year Ended December 31, 1999

         Net sales for fiscal 2000 increased to $134.4 million from $125.3 million in 1999, an increase of $9.1 million, or 7.2%.

         Sales and selling, general, and administrative expense data presented has been adjusted to comply with Emerging Issues Task Force Issue No. 00-10 for freight billed to customers being considered revenue, not expense. The sales strength was negatively affected by the strong U.S. dollar. Principal areas of growth were mechanical belted drives, $6.6 million from market growth, and AC drives, $3.3 million from customer growth.

         Gross profit for 2000 increased to $48.5 million from $46.0 million in 1999, an increase of $2.5 million, or 5.5%. Gross profit as a percent of net sales decreased to 36.1% from 36.7%, due primarily to wage inflation, higher health care costs, higher depreciation expense, effect of currency on U.S. dollar component purchases by our European locations, and customer mix change in Europe. These unfavorable items were partially offset by higher fixed cost absorption and direct labor and component cost reduction activities.

          Selling, general, and administrative ("SG&A") expense for fiscal 2000 increased to $34.4 million from $33.8 million in 1999, an increase of $0.6 million or 1.8%. SG&A expense as a percent of net sales decreased to 25.6% from 27.0% primarily as a result of higher sales and relatively stable costs. As in 1999, the major challenge in 2000 was to execute tight control of discretionary expenses and head count while continuing to spend on new product projects for future years' benefit.

         Other expense (excluding minority interest) for fiscal 2000 remained consistent at $2.6 million for 1999 and 2000. Interest expense, a component of total other expense, increased to $2.9 million in 2000 from $1.9 million in 1999. This increase was due primarily to higher interest rates and additional debt to finance the Self Tender "Dutch Auction". The effective tax rate for 2000 was 38.0%. Details of the provision for income taxes are discussed in Note 5 to the financial statements.

         Net income for fiscal 2000 increased to $6.1 million from $5.4 million in 1999, an increase of $0.7 million, or 14.5%. The primarily reason for this improvement was higher sales volume.


Year Ended December 31, 1999 Compared to Year Ended January 1, 1999

         Net sales for fiscal 1999 decreased to $125.3 million from $135.4 million in 1998, a decrease of $10.1 million, or 7.4%. Based on data received from industry trade associations, this reduction compares to, and management believes was caused by, changes in the marketplace caused by overall economic conditions.

         Gross profit for 1999 decreased to $46.0 million from $49.1 million in 1998, a decrease of $3.1 million, or 6.3%. Gross profit as a percent of net sales increased to 36.7% from 36.2%, due primarily to activities to reduce raw materials and component costs, benefits from the belted drives joint venture, lower machine set-up costs, increased output per man hour of wage costs, and closing the Greensboro, North Carolina facility. These favorable results were partially offset by wage inflation and lower fixed cost absorption, which resulted in the decrease of gross profit.

         Selling, general, and administrative ("SG&A") expense for fiscal 1999 increased to $33.8 million from $33.5 million in 1998, an increase of $0.3 million or 1.1%. SG&A expense as a percent of net sales increased to 27.0% from 24.7%, primarily as a result of lower sales. The major challenge in 1999 was to control SG&A expenses in absolute dollars while spending on new product projects which may generate benefits in future years.

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

Year Ended January 1, 1999 Compared to Year Ended January 2, 1998

         Net sales for fiscal 1998 increased to $135.4 million from $125.5 million in 1997, an increase of $9.9 million, or 7.9%. The increase in sales was primarily due to increased electronics business sales resulting from the acquisition of Berges electronic GmbH on December 1, 1997. The year 1998 started off with record sales in the first quarter, but beginning in the second quarter, a softening in our North American market resulted in lower sales levels for the remainder of the year.

         Gross profit for 1998 increased to $49.1 million from $46.4 million in 1997, an increase of $2.7 million, or 5.6%. Gross profit as a percent of net sales decreased to 36.2% from 37.0%, due primarily to lower margins in the mechanical business resulting from expenditures for tooling and start-up costs related to new business, training of new employees, and consolidation of the gear coupling product line in our San Marcos facility.

         Selling, general, and administrative expense for fiscal 1998 increased to $33.5 million from $29.5 million in 1997, an increase of $4.0 million or 13.5%. SG&A expense as a percent of net sales increased to 24.7% from 23.5%, primarily as a result of higher SG&A expense as a percent of sales at Berges electronic GmbH which was not included in 1997 operating results.

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

Liquidity and Capital Resources

         The Company's principal sources of funds are cash flows from operations and borrowings under the Company's revolving credit agreement. Cash provided from operations in 2000 was $13.8 million, an increase of $3.7 million from the prior year. Net cash used for investing activities during fiscal years 2000, 1999, and 1998 was $7.6 million, $7.8 million, and $7.7 million, respectively. The Company's investing activities in 2000 and 1999 were primarily capital expenditures.

         Capital expenditures for fiscal years 2000, 1999, and 1998 were $7.7 million, $8.3 million, and $7.5 million, respectively. During the last three fiscal years, the Company has made significant capital investments in computer controlled surface mount production ("SMT") lines for populating semiconductors onto circuit boards, test and production equipment at the Company's foundry in Chambersburg, and other equipment to improve and modernize production facilities. In 2000, the Company continued the renovation of the advanced engineering center in Chambersburg, other equipment to upgrade a portion of machine tool base for mechanical product business, and tooling and equipment to support new product introductions for electronic product business. In 1999, the Company completed the new San Marcos, Texas facility and upgraded some of the machine tool equipment base for mechanical product business. In 1998, the Company initiated two major facility projects: 1) an engineering center in Chambersburg scheduled for completion in late 2000 and 2) a new plant in San Marcos, Texas to manufacture flexible couplings, which was operational in the first quarter of 1999. These capital expenditures are intended to reduce costs, improve product quality, and provide additional capacity for meeting the Company's growth objectives.

         In March 1999, the Company borrowed $3.0 million by using Variable Rate Demand Revenue Bonds, under the authority of the Industrial Development Corporation City of San Marcos, Texas to finance a new facility for the mechanical products business.

         The Company paid $2.0 million in dividends during 2000. The Company paid a $0.09 per share dividend in the first, second, third, and fourth quarters of 2000, and declared a $0.09 dividend on January 8, 2001 and paid it on January 31, 2001. The Company paid $2.1 million in dividends during 1999.

         The Company believes that it will have sufficient cash flows from operations and available borrowings to meet its future short-term and long-term cash needs for interest, operating expenses, and capital expenditures.

Derivative Financial Instruments

         Market risk is the potential change in an instrument's value caused, for example, by fluctuations in interest and currency exchange rates. The Company's primary market risk exposures are interest rate and unfavorable movements in exchange rates between the U.S. dollar and each of the Mexican peso, Canadian dollar, German deutsche mark, Indian rupee, Italian lira, and the Euro. Monitoring and managing these risks is a continual process carried out by senior management. Market risk is managed based on an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company's financial advisors, both internal and external, provide ongoing advice regarding trends that affect management's assessment.

         Interest Rate Derivatives at         1999         2000         2001
         -----------------------------------------------------------------------
         Interest Rate Swap:
            Variable to Fixed
            Fixed Rate U.S. $.............   10,000       10,000       10,000
            Average Pay Rate..............    5.75%        5.75%        5.75%


Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. TB Wood's adopted the standards as of December 29, 2000, and the adoption did not materially impact our consolidated financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. TB Wood's has adopted this standard as of fiscal year 2000, and there is no impact on the financial statements.

         In December 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires all amounts billed to a customer in a sale transaction related to shipping and handling to be recorded as revenues earned for the goods provided. Costs incurred for shipping and handling are classified as costs of sales. The Company adopted EITF 00-10 in 2000, and all prior period amounts have been restated for the adoption of EITF 00-10.

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

Item 8.  Financial Statements and Supplementary Data.

                                                                                                              Page
Report of Independent Public Accountants.....................................................................   18

Consolidated Balance Sheets as of December 29, 2000 and December 31, 1999....................................   19

Consolidated Statements of Operations for the Years Ended December 29, 2000
         December 31, 1999, and January 1, 1999..............................................................   20

Consolidated Statements of Comprehensive Income for the Years Ended December 29, 2000
         December 31, 1999, and January 1, 1999..............................................................   20

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 29, 2000
         December 31, 1999, and January 1, 1999..............................................................   21

Consolidated Statements of Cash Flows for the Years Ended December 29, 2000, December 31, 1999
         and January 1, 1999 ................................................................................   22

Notes to Consolidated Financial Statements...................................................................   23


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
TB Wood's Corporation:

         We have audited the accompanying consolidated balance sheets of TB Wood's Corporation (a Delaware corporation) and Subsidiaries as of December 29, 2000 and December 31, 1999 and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TB Wood's Corporation and subsidiaries as of December 29, 2000 and December 31, 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2000 in conformity with accounting principles generally accepted in the United States.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) (2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP



Atlanta, Georgia

February 2, 2001

                     TB Wood's Corporation And Subsidiaries
                           Consolidated Balance Sheets

(in thousands, except per share and share amounts)                                        2000            1999
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                                $    619         $ 1,245
Accounts receivable, less allowances for doubtful accounts, discounts,
     and claims of $410 and $402 in 2000 and 1999, respectively                            18,912          18,593
Inventories:
     Finished goods                                                                        21,927          22,970
     Work in process                                                                        9,060           9,708
     Raw materials                                                                          7,112           7,465
     LIFO reserve                                                                          (5,883)         (5,983)
                                                                                       --------------------------
                                                                                           32,216          34,160
Other current assets                                                                        1,908           1,834
                                                                                       --------------------------
     Total current assets                                                                  53,655          55,832
                                                                                       --------------------------
Property, Plant, and Equipment:
     Machinery and equipment                                                               56,242          50,280
     Land, buildings, and improvements                                                     14,535          13,653
                                                                                       --------------------------
                                                                                           70,777          63,933
     Less accumulated depreciation                                                         37,060          32,326
                                                                                       --------------------------
                                                                                           33,717          31,607
                                                                                       --------------------------
Other Assets:
Deferred income taxes                                                                       3,542           3,454
Goodwill, net of accumulated amortization of
     $1,931 and $1,672 in 2000 and 1999, respectively                                       9,546           9,805

Other                                                                                       2,200           2,168
                                                                                       --------------------------
     Total other assets                                                                    15,288          15,427
                                                                                       --------------------------
                                                                                         $102,660        $102,866
                                                                                       ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt                                                     $   258         $    273
Accounts payable                                                                            8,663          12,407
Checks outstanding                                                                          1,169           1,003
Accrued expenses                                                                           10,995           7,935
Deferred income taxes                                                                       1,398           1,034
                                                                                       --------------------------
     Total current liabilities                                                             22,483          22,652
                                                                                       --------------------------
Long-term debt, less current maturities                                                    33,661          36,651
Postretirement benefit obligation, less current portion                                    14,133          15,134
Minority interest                                                                           2,291             737
Commitments and Contingencies (Note 7)
Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     no shares issued or outstanding                                                            0               0
Common stock, $.01 par value; 40,000,000 shares authorized, 5,887,698 issued and 5,400,908 outstanding in 2000, and 5,887,698 issued
    and 5,465,814 outstanding in 1999                                                          59              59
Common stock in treasury at cost; 486,790 shares in 2000 and 421,884
    shares in 1999                                                                         (4,566)         (3,811)
Additional paid-in capital                                                                 29,086          29,086
Retained Earnings                                                                           8,147           4,001
Accumulated other comprehensive income                                                     (2,634)         (1,643)
                                                                                       --------------------------
     Total shareholders' equity                                                            30,092          27,692
                                                                                       --------------------------
                                                                                         $102,660        $102,866
                                                                                       ==========================

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries
                      Consolidated Statements of Operations

(in thousands, except per share amounts)                                        2000            1999            1998
----------------------------------------                                        ----            ----            ----
Net sales                                                                      $134,357        $125,334        $135,415
Cost of sales                                                                    85,857          79,380          86,360
                                                                              ------------------------------------------
     Gross profit                                                                48,500          45,954          49,055
Selling, general, and administrative expenses                                    34,445          33,846          33,489
                                                                              ------------------------------------------
     Operating income                                                            14,055          12,108          15,566
Other (expense) income:
     Minority Interest                                                            1,554             808               0
                                                                              ------------------------------------------
Operating income after minority interest                                         12,501          11,300          15,566
                                                                              ------------------------------------------
     Interest expense and other finance charges                                  (2,880)         (1,915)         (2,040)
     Other, net                                                                     291            (657)           (380)
                                                                              ------------------------------------------
          Other expense, net                                                     (2,589)         (2,572)         (2,420)
                                                                              ------------------------------------------
Income before provision for income taxes                                          9,912           8,728          13,146
Provision for income taxes                                                        3,767           3,361           5,256
                                                                              ------------------------------------------
Net income                                                                       $6,145         $ 5,367         $ 7,890
                                                                              ==========================================
Per share of common stock:
Basic:
Net income per common share                                                      $ 1.12         $  0.91         $  1.34
                                                                              ==========================================
Weighted average shares of common stock and
   equivalents outstanding                                                        5,468           5,896           5,874
                                                                              ==========================================
Diluted:
Net income per common share                                                       $1.12          $ 0.91          $ 1.33
                                                                              ==========================================
Weighted average shares of common stock
   and equivalents outstanding                                                    5,473           5,910           5,932
                                                                              ==========================================

                 Consolidated Statements of Comprehensive Income

                                                                                2000           1999              1998
                                                                                ----           ----              ----
Net Income                                                                     $6,145         $5,367            $7,890

Other comprehensive income, net of tax:
    Foreign currency translation adjustment                                      (991)          (300)           (1,140)
                                                                              -----------------------------------------

Comprehensive income                                                           $5,154         $5,067            $6,750
                                                                              =========================================


The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity


                                                                                       Retained        Accumulated
                                                                        Additional     Earnings           Other
                                                Common     Treasury       Paid-In    (Accumulated     Comprehensive
(in thousands)                                   Stock       Stock        Capital       Deficit)      Income (Loss)
--------------                                   -----       -----        -------       --------      -------------
Balance, January 2, 1998                         $  58     $   (181)     $ 28,340     $  (4,408)           $ (203)
Net income                                           0            0             0         7,890                 0
Dividends declared                                   0            0             0        (2,056)                0
Stock option compensation and proceeds from
   Options exercised                                 1          467           481          (257)                0
Treasury stock, net                                  0         (444)            0           (33)                0
Foreign currency translation adjustment              0            0             0             0            (1,140)
-------------------------------------------------------------------------------------------------------------------

Balance January 1, 1999                             59         (158)       28,821         1,136            (1,343)
Net income                                           0            0             0         5,367                 0
Stock issuance for employee benefit plans            0          323             0           (35)                0
Dividends declared                                   0            0             0        (2,120)                0
Stock option compensation and proceeds from
   Options exercised                                 0          426           265          (329)                0
Treasury stock, net                                  0       (4,402)            0           (18)                0
Foreign currency translation adjustment              0            0             0             0              (300)
-------------------------------------------------------------------------------------------------------------------

Balance December 31, 1999                           59       (3,811)       29,086         4,001            (1,643)
Net income                                           0            0             0         6,145                 0
Stock issuance for employee benefit plans            0          372             0            21                 0
Dividends declared                                   0            0             0        (1,976)                0
Proceeds from
   Options exercised                                 0           45             0           (44)                0
Treasury stock, net                                  0       (1,172)            0             0                 0
Foreign currency translation adjustment              0            0             0             0              (991)
-------------------------------------------------------------------------------------------------------------------

December 29, 2000                                 $ 59     $(4,566)      $ 29,086        $ 8,147         $ (2,634)
                                           ========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries
                      Consolidated Statements Of Cash Flows

(in thousands)                                                                      2000            1999            1998
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                                          $6,145          $5,367          $7,890
                                                                                  -----------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                   5,498           4,706           4,687
     Change in deferred income taxes                                                   276            (439)          1,892
     Stock option compensation and employee stock benefit expense                      392             648           1,222
     Net (gain) loss on sale of assets                                                  27             (99)              5
     Minority interest                                                               1,554             808               0
     Other, net                                                                          0             (43)            (28)
     Changes in working capital:
          Accounts receivable                                                         (319)         (1,165)          2,746
          Inventories                                                                1,944          (4,305)         (4,157)
          Other current assets                                                         (74)            871          (2,402)
          Accounts payable                                                          (3,744)          6,075          (2,278)
          Accrued and other liabilities                                              2,059          (2,374)         (3,349)
                                                                                  -----------------------------------------
               Total adjustments                                                     7,613           4,683          (1,662)
                                                                                  -----------------------------------------
               Net cash provided by operating activities                            13,758          10,050           6,228
                                                                                  -----------------------------------------
Cash Flows from Investing Activities:

Capital expenditures                                                                (7,712)         (8,316)         (7,481)
Proceeds from sales of fixed assets                                                     10             791             414
Other, net                                                                              68            (257)           (658)
                                                                                  -----------------------------------------
     Net cash used in investing activities                                          (7,634)         (7,782)         (7,725)
                                                                                  -----------------------------------------
Cash Flows from Financing Activities:
Change in checks outstanding                                                           166            (702)             90
Proceeds from (repayments of) long-term debt, net                                     (515)          2,633            (357)
Proceeds (repayments of) from the PNC revolving credit facility, net                (2,490)          2,200           6,287
Payment of dividends                                                                (1,976)         (2,120)         (2,056)
Proceeds from issuance of stock upon option exercise                                     0             250              70
Purchase of Treasury Stock, net                                                     (1,126)         (4,994)           (754)
Other                                                                                  182            (511)           (674)
                                                                                  -----------------------------------------
     Net cash (used in) provided by financing activities                            (5,759)         (3,244)          2,606
                                                                                  -----------------------------------------
Effect of changes in foreign exchange rates                                           (991)           (300)         (1,140)
                                                                                  -----------------------------------------
Decrease  in cash and cash equivalents                                                (626)         (1,276)            (31)
Cash and cash equivalents at beginning of year                                       1,245           2,521           2,552
                                                                                  -----------------------------------------
Cash and cash equivalents at end of year                                              $619          $1,245          $2,521
                                                                                  =========================================
Income taxes paid during the year                                                   $1,368          $2,052          $3,819
                                                                                  =========================================
Interest paid during the year                                                       $2,880          $1,915          $2,040
                                                                                  =========================================

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

         Year-End
         Fiscal year-ends are as follows:

         2000........................................ December 29, 2000
         1999........................................ December 31, 1999
         1998........................................ January 1, 1999


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash

         At December 29, 2000, $136 of cash is restricted under the Variable Rate Demand Revenue Bonds (Note 4). This cash may be used for building renovations, improvements, or other capital expenditures related to new production facilities for the electronics systems business and a new production facility for the mechanical division.

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

        Asset Type                                             Lives
        -------------------------------------------------------------------
        Machinery and equipment                              3 - 15 years
        Buildings and improvements                          10 - 40 years

Revenue Recognition

         The Company's revenue recognition policies are in compliance with Staff Accounting Bulleting No. 101 "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped or title passes pursuant to the terms of the agreement with the customer which include a standard right of return, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured.

Inventories

         Inventories are stated at the lower of cost or market primarily using the last-in, first-out ("LIFO") method. Market is defined as net realizable value. Cost includes raw materials, direct labor, and manufacturing overhead. Approximately 77% and 79% of total inventories in years ending December 29, 2000 and December 31, 1999, respectively, were valued using the LIFO method. Inventories for foreign operations are stated at the lower of cost or market using the first-in, first-out ("FIFO") method.

Self-Insurance

         The Company maintains workers' compensation insurance policies which have the potential for retrospective premium adjustments and a partially self-insured group health insurance policy which is subject to specific retention levels. Insurance administrators assist the Company in estimating the fully developed workers' compensation liability and group health insurance reserves which are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims. At December 29, 2000 the Company has issued letters of credit totaling $540 to cover incurred claims and other costs related to the workers' compensation.

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

Goodwill

         The excess of cost over the net assets acquired ("Goodwill") is being amortized on a straight-line basis over a period of 40 years. Goodwill relates to the acquisition of certain businesses and product lines in 1986, 1996, and 1997.

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

Shareholders' Equity

         In 1996, the board of directors authorized the Company to purchase up to 200,000 of the Company's common shares. At the July 2000 and January 2001 Board of Directors meetings, the directors of TB Wood's expanded this share repurchase program by authorizing the repurchase of up to an additional 100,000 and 200,000 shares, respectively, of TB Wood's stock. These purchases are subject to certain business and market conditions. At December 29, 2000 the number of treasury shares purchased under this authorization was 279,848. The number of treasury shares issued to employees under option and purchase plans was 13,324 and under the 401(k) profit-sharing plan was 33,587 for 2000. In addition, the Board of Directors authorized a self-tender "Dutch Auction" for 400,000 of the Company's common shares at a price not to exceed $12.50 per share and not lower than $9.00 per share. On December 17, 1999, the Company accepted 400,000 shares at $9.00 per share and incurred related costs.

Fair Value of Financial Instruments

         The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, and accounts payable, approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt amounts approximate carrying value and are based on their effective interest rates compared to current market rates.

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

Research and Development Costs

         Research and development costs consist substantially of projects related to new product development within the electronics business and are expensed as incurred. Total research and development costs were $3,108 in 2000, $3,659 in 1999, and $3,482 in 1998.

Major Customers

         The Company's five largest customers accounted for approximately 31%, 29%, and 25% of net sales for fiscal years 2000, 1999, and 1998, respectively. Of these customers, one accounted for close to 20% of net sales for the year ended December 29, 2000. The loss of one or more of these customers would have an adverse effect on the Company's performance and operations. Foreign and export sales accounted for 25% of total sales in fiscal years 2000 and 1999. In management's opinion, intercompany transactions are consummated on terms equivalent to those that prevail in arms-length transactions.

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

Employees

         As of December 29, 2000, the Company employed over 1,000 people. Over 30 of the Company's hourly employees located at its Stratford, Ontario, Canada facility are represented by the United Steelworkers of Canada pursuant to a collective bargaining agreement dated January 19, 2001 that expires on January 19, 2004. Over 133 of the Company's employees located at its Mexico City, Mexico facility are represented by the National Metal Workers' Union of Mexico pursuant to a collective bargaining agreement that expires on January 31, 2002. The Company has created the TB Wood's Institute, which offers training programs to improve employees' operating management and team-building skills.

Net Income Per Share

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

         The computation of weighted average shares outstanding and net income per share is as follows for fiscal years 2000, 1999, and 1998:

                                                                                        2000         1999        1998
-----------------------------------------------------------------------------------------------------------------------
Common shares outstanding for basic EPS.........................................       5,468        5,896       5,874
Shares issued upon assumed exercise of outstanding stock options................           5           14          58
                                                                                 --------------------------------------

Weighted average number of common and common equivalent
   shares outstanding...........................................................       5,473        5,910       5,932
                                                                                 ======================================

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. TB Wood's adopted the standard as of December 30, 2000, and the adoption did not materially impact our consolidated financial statements.

         Effective fiscal year 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Therefore, freight charged to customers is now included in sales ($1,707 in 2000) rather than as an offset to freight expense. All prior year amounts ($1,597 in 1999 and $1,466 in 1998) have been restated to conform to the current presentation.


Reclassifications

         Certain prior period amounts have been reclassified to conform with the current period presentation.


3.       ACCRUED EXPENSES

         Components of accrued expenses were as follows:

                                                    2000             1999
---------------------------------------------------------------------------
Accrued payroll and other compensation             $2,631           $2,311
Accrued taxes                                       2,084             (538)
Accrued workers' compensation                         264              404
Other accrued liabilities                           6,016            5,758
                                             ------------------------------
Total                                             $10,995           $7,935
                                             ==============================


4.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations as at the end of each fiscal period consist of the following:

                                                    2000             1999
---------------------------------------------------------------------------
Unsecured Revolving Line of Credit                 $28,287         $30,777
Capital lease obligations                              347             597
Industrial revenue bonds                             5,285           5,550
                                                 --------------------------
                                                    33,919          36,924
Less current maturities                               (258)           (273)
                                                 --------------------------
                                                   $33,661         $36,651
                                                 ==========================

Aggregate future maturities of long-term debt and capital lease obligations as of December 29, 2000 are as follows:

2001                                   258
2002                                    89
2003                                27,660
2004                                     0
2005                                     0
Thereafter                           5,912
                             --------------
                                   $33,919
                             ==============

         The Company has a $52,500 unsecured revolving credit facility, $10,000 of which is payable in German deutschemark. The amount available at December 29, 2000 was $18,928. The revolving credit was arranged by PNC Bank, N.A. ("PNC") bearing variable interest of LIBOR plus 125.0 basis points, maturing October 2003. The Company has $627 denominated in Italian Lire at December 29, 2000, maturing after 2005. The rate was 5.625% at December 29, 2000. The average rate of the revolving debt at December 29, 2000 was 7.68%. The credit facility contains numerous restrictive financial covenants which require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, as defined, and maintaining certain specified ratios. The credit facility also contains other restrictive covenants that include, among other things, restrictions on outside investments and restrictions on capital expenditures.

         In August 1998, the Company entered into an interest rate swap agreement that effectively converted $10,000 of the underlying variable rate debt in the unsecured revolving credit facility to fixed rate debt. The notional principal amount of the swap agreement is $10,000 with an effective fixed rate of 5.75%. The swap agreement is settled each month and will expire in July 2001. The fair value of the swap agreement at December 29, 2000 was $10,023.

         In April 1997, the Company borrowed approximately $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the Industrial Revenue Board of the City of Chattanooga, bearing variable interest as set by the Industrial Revenue Board of the City of Chattanooga (4.50% at December 29,
2000) maturing April 2022. The bonds were issued to finance the new production facility for the electronics systems business.

         In February 1999, the Company borrowed approximately $3.0 million by issuing Variable Rate Demand Revenue Bonds under the authority of the Industrial Development Corporation City of San Marcos, bearing variable interest as set by the Industrial Development Corporation City of San Marcos (5.65% at December 29,
2000), maturing April 2024. The bonds were issued to finance a new production facility for the mechanical division.

         The gross proceeds from (repayments of) the revolving credit facilities are as follows:

                                                 2000        1999         1998
--------------------------------------------------------------------------------

Proceeds from revolving credit facility          45,227      47,400      40,300

Repayments of revolving credit facility         (47,717)    (45,200)    (34,013)

                                             -----------------------------------


5.       INCOME TAXES

         The components of the provision for income taxes are shown below:

                                                 2000        1999         1998
--------------------------------------------------------------------------------
Current:
     Federal and state                         $1,855       $2,105       $2,300
     Foreign                                    1,636          817        1,064
                                             -----------------------------------
                                                3,491        2,922        3,364
Deferred:                                         276          439        1,892
                                             -----------------------------------
Provision for income taxes                     $3,767       $3,361       $5,256
                                             ===================================

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

         The components of deferred income taxes are as follows:

                                                           2000          1999
--------------------------------------------------------------------------------
Deferred income tax liabilities:
Book basis in property over tax basis                     $(2,655)      $(2,709)
LIFO inventory basis differences                           (2,697)       (2,680)
Other                                                        (209)         (604)
                                                     ---------------------------
Total deferred income tax liabilities                      (5,561)       (5,993)
                                                     ---------------------------
Deferred income tax assets:
Postretirement benefits not
     currently deductible                                   5,637         6,019
Accrued liabilities not currently deductible                  930           821
Allowance for doubtful accounts and
     inventory reserves                                       641           861
Other                                                         497           712
                                                     ---------------------------
Total deferred income tax assets                            7,705         8,413
Net deferred income tax asset                              $2,144        $2,420
                                                     ---------------------------

         A reconciliation of the provision for income taxes at the statutory federal income tax rate to the Company's tax provision as reported in the accompanying statements of operations is shown below:

                                       2000            1999             1998
--------------------------------------------------------------------------------
Federal statutory income tax          $3,347          $2,966           $4,470
State income taxes, net of
   federal income tax benefit            162             139              592
Foreign taxes and other, net             258             256              194
                                   ---------------------------------------------
                                      $3,767          $3,361           $5,256
                                   =============================================

         In 2000, 1999, and 1998 earnings before income taxes included $3,096, $2,541, and $2,862, respectively, of earnings generated by the Company's foreign operations. No federal or state income taxes have been provided on such earnings, since undistributed earnings have been reinvested and are not expected to be remitted to the parent company.

         In June 2000, the Internal Revenue Service completed its review of the Company's 1996 federal income tax return. The review did not have a material effect on the Company's operations.


6.       BENEFIT PLANS

Compensation Plans

         Wood's maintains a discretionary compensation plan for its salaried and hourly employees which provides for incentive awards based on certain levels of earnings, as defined. Amounts awarded under the plan and charged to expense in the accompanying statements of operations were $759, $709, and $1,238, for fiscal years 2000, 1999, and 1998 respectively.

Profit-Sharing Plans

         Since January 1, 1988, the Company has maintained a separate defined contribution 401(k) profit-sharing plan covering all domestic employees. Under this plan, the Company matches a specified percentage of each eligible employee's contribution and 50% of the match is invested in funds designated by the employee. The Company contributed 33,587 shares of common stock held in treasury in 2000, 21,557 in 1999, and 35,990 in 1998. Cash contributed by the Company under this profit-sharing plan was approximately $452, $452, and $580 for fiscal years 2000, 1999, and 1998, respectively. In addition, the Company has a noncontributory profit-sharing plan covering its Canadian employees for which $12, $38, and $17 was charged to expense for the fiscal years 2000, 1999, and 1998, respectively.

Employee Stock Purchase Plan

         The Company's Employee Stock Purchase Plan ("ESPP") enables employees of the Company to subscribe for shares of common stock on quarterly offering dates, at a purchase price which is the lesser of 90% of the fair value of the shares on the first or last day of the quarterly period. Employee contributions to the ESPP were $103, $124, and $152 for 2000, 1999, and 1998 respectively. Pursuant to the ESPP, 13,324 shares were issued to employees during 2000, 12,456 during 1999, and 8,775 during 1998. At the annual meeting on April 11, 1997, the Company's shareholders approved the reservation of 500,000 shares to be issued under the ESPP. As of December 29, 2000, 461,009 shares are available for future issuance.

Stock Options

         The Company has a 1996 stock-based incentive compensation plan (the "1996 Plan"), the purpose of which is to assist the Company in attracting and retaining valued personnel by offering them a greater stake in the Company's success and a closer identity with the Company, and to encourage ownership of the Company's common stock by such personnel.

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

         As of December 29, 2000, there were 623,100 options outstanding under the 1996 Plan, and 252,100 are fully vested.

         In addition to options issued under the 1996 Plan, there are outstanding options to acquire 29,125 shares held by executives of the Company. These options have exercise prices of $3.87 - $7.75 and are fully vested.

         Stock option activity for the years ended December 29, 2000, December 31, 1999, and January 1, 1999 is as follows:

                              Number of shares          Weighted average
                              subject to option          exercise price
--------------------------------------------------------------------------------
Options outstanding at
   January 2, 1998                 361,502                  $ 9.88
   Granted                         226,650                   25.67
   Canceled                         (6,000)                  25.67
   Exercised                       (80,887)                   3.18

Options outstanding at
  January 1, 1999                  501,265                   17.92
  Granted                          159,750                   16.00
  Canceled                         (43,977)                   4.69
  Exercised                        (78,227)                   6.28

Options outstanding at
  December 31, 1999                538,811                   20.20
  Granted                          236,250                   12.67
  Canceled                        (106,813)                  23.39
  Exercised                        (16,023)                   6.28

Options outstanding at
  December 29, 2000                652,225                 $ 16.08

         The following table sets forth the range of exercise price, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date at December 29, 2000.

           Options Outstanding                        Options Exercisable
--------------------------------------------------------------------------------
                                    Weighted    Weighted               Weighted
     Range of                       average      average                Average
     exercise            Number     exercise   contractual   Number    Exercise
      price            of shares     price        life      of shares    Price
--------------------------------------------------------------------------------
$  3.87 - $  7.74       29,125      $ 5.86      2.2 years      29,125    $  5.86
$ 14.00 - $ 21.00      623,100      $ 16.56     5.8 years     252,100    $ 19.63
                       -------                                -------
                       652,225                                281,225
                       =======                                =======

         The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation", for its stock options. SFAS No. 123 requires companies to estimate the value of all stock-based compensation using a recognized pricing model. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in the statement had been applied. The Company has elected to continue to account for options under APB No. 25.

         The Company has calculated the value of its stock-based compensations plan under SFAS No. 123 using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998:

                                      2000             1999               1998
                                      ----             ----               ----
Risk free interest rate                5.65%            5.5%               5.5%
Expected lives                  5 & 10 years    5 & 10 years       5 & 10 years
Expected volatility                     9.5%            9.5%              25.7%
Dividend yield                          4.9%            4.0%               2.4%

         The fair value of options granted in 2000, 1999, and 1998 using the Black-Scholes method was $57, $50, and $78 respectively, which would be recognized as expense over the vesting period of the options.

         If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net income and pro forma net income per share for the fiscal years from 1998 to 2000 would have been as follows:

                                      2000             1999               1998
                                      ----             ----               ----
Net income as reported               $6,145          $5,367              $7,890

Pro Forma                             6,103           5,235               7,715

EPS as reported
    Basic                              1.12            0.91                1.34
    Diluted                            1.12            0.91                1.33
Pro forma
    Basic                              1.12            0.89                1.31
    Diluted                            1.12            0.89                1.30


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

         The following table summarizes the Company's postretirement benefit obligations and the assumptions used in determining postretirement benefit cost:

                                               2000         1999        1998
--------------------------------------------------------------------------------
Benefit obligation at beginning of year      $15,633      $16,992     $18,031
Service cost                                     127          138         205
Interest cost                                    315          343         503
Amortization                                    (886)      (1,535)     (1,501)
Retiree benefits                                (356)        (305)       (246)
                                          --------------------------------------
Benefit obligation at end of year            $14,833      $15,633     $16,992
                                          ======================================
Discount rate                                  7.75%        7.75%       7.75%
                                          --------------------------------------
Initial health care cost trend                 6.50%        6.50%       8.00%
                                          --------------------------------------
Ultimate health care cost trend rate           5.00%        5.00%       5.00%
                                          --------------------------------------
Year ultimate health care cost
     trend rate reached                         2004         2004        2004
                                          --------------------------------------


         Net periodic postretirement benefit includes the following components:

                                               2000         1999        1998
--------------------------------------------------------------------------------
Service cost                                  $ 127       $   138      $   205
Interest cost                                   315           343          503
Amortization                                   (886)       (1,535)      (1,501)
                                           -------------------------------------
Net benefit                                   $(444)      $(1,054)     $  (793)
                                           =====================================

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

Operating Lease Commitments

         The Company leases office space, office equipment, and other items under non-cancelable operating leases. The expense for non-cancelable operating leases was approximately $457, $520, and $385, for fiscal years 2000, 1999, and 1998, respectively. At December 29, 2000, future minimum lease payments under non-cancelable operating leases are as follows:

         2001                            $390
         2002                             341
         2003                             282
         2004                             273
         2005 and thereafter              160
                                    ----------
                                       $1,446
                                    ==========


8.        JOINT VENTURES

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

         In July 2000, the Joint Venture agreement with Electron Corporation was amended to reflect changes in the ownership and profit-split percentages. According to the amendment, the Company and Electron hold a limited partner interest in the Joint Venture of 76.18% and 23.32%, respectively. The Company and Electron hold an interest in the general partnership of 76.56% and 23.44%, in the Joint Venture.

         The sole purpose of the Joint Venture is to manufacture, machine, market, distribute and engineer belted drive components and such other products having similar uses which may be developed by either the Company or Electron in the future.

         Operating income attributed to the Joint Venture for the year ending December 29, 2000 and from its inception through the year ending December 31, 1999 was $6,506 and $3,246, respectively. The minority partner's share of these amounts was $1,554 and $808, respectively.

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

Measurement of Segment Profit or Loss and Segment Assets

         The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies. Inter-segment sales are not material.

Factors Management Used to Identify the Company's Reportable Segments

         The Company's reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies, and market strategies.

         The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment for fiscal years 2000, 1999, and 1998:

                                                      Mechanical         Electronics
                                                        Business            Business               Total
-----------------------------------------------------------------------------------------------------------
2000
Revenues from external customer                          $82,975             $51,382            $134,357
Operating profit after minority interest                   9,189               3,312              12,501
Depreciation                                               2,832               2,038               4,870
Segment assets                                            56,248              37,492              93,740
Expenditures for long-lived assets                         3,770               1,099               4,869
1999:
Revenues from external customer                          $75,270             $50,064            $125,334
Operating profit after minority interest                   8,734               2,566              11,300
Depreciation                                               2,844               1,464               4,308
Segment assets                                            55,149              39,932              95,081
Expenditures for long-lived assets                         5,406               1,043               6,449
1998:
Revenues from external customers                         $78,064             $57,351            $135,415
Operating profit                                           9,485               6,081              15,566
Depreciation                                               2,900               1,474               4,374
Segment assets                                            49,403              38,924              88,327
Expenditures for long-lived assets                         4,542               2,320               6,862


         The following table reconciles segment profit to consolidated income before income taxes and extraordinary items for fiscal years 2000, 1999, and 1998:

                                                    2000       1999       1998
--------------------------------------------------------------------------------
Total operating profit for reportable segments    $12,501   $ 11,300   $ 15,566
Interest, net                                      (2,880)    (1,915)    (2,040)
Other unallocated amounts                             291       (657)      (380)
                                               ---------------------------------
Income before income taxes                        $ 9,912   $  8,728   $ 13,146
                                               ---------------------------------

         The following table reconciles segment assets to consolidated total assets as of December 29, 2000 and December 31, 1999:

                                                    2000              1999
--------------------------------------------------------------------------------
Total assets for reportable segments              $93,740          $ 95,081
Cash                                                  619             1,245
Corporate fixed assets                              4,683             2,948
Deferred tax                                        3,542             3,454
Other unallocated assets                               76               138
                                              ----------------------------------
Consolidated total                               $102,660          $102,866
                                              ==================================

Information regarding the Company's domestic and foreign operations is as follows:

                                    Net                   Long-Lived
                                  Sales                       Assets
----------------------------------------------------------------------
2000:
United States                  $102,051                     $ 38,885
Canada                           10,105                          922
Germany                           5,746                        1,998
Italy                            11,651                          378
Mexico                            4,012                          993
India                               792                           87
                           -------------------------------------------
Consolidated                   $134,357                      $43,263
                           ===========================================

1999:
United States                  $ 96,344                      $36,703
Canada                            9,148                        1,111
Germany                           6,679                        1,998
Italy                             8,885                          512
Mexico                            3,690                          990
India                               588                           98
                           -------------------------------------------
Consolidated                   $125,334                      $41,412
                           ===========================================

1998:
United States                  $105,336                      $33,206
Canada                            8,739                          869
Germany                           7,708                        2,105
Italy                            10,004                          525
Mexico                            3,493                          966
India                               135                           84
                           -------------------------------------------
Consolidated                   $135,415                      $37,755
                           ===========================================

10.      QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                      Fiscal Quarters
2000                                            First              Second            Third             Fourth
---------------------------------------------------------------------------------------------------------------
Sales                                         $35,687             $34,427          $32,409            $31,834
Gross profit                                   13,189              12,428           11,269             11,614
Gross profit %                                  36.9%               36.1%            34.8%              36.5%
Net income                                      1,628               1,649            1,368              1,500
Basic net income per share                       0.30                0.30             0.25               0.27
Diluted net income per share                     0.30                0.30             0.25               0.27
Dividends declared per share                     0.09                0.09             0.09               0.09
Dividends paid per share                         0.09                0.09             0.09               0.09


                                                                      Fiscal Quarters
1999                                            First              Second            Third             Fourth
---------------------------------------------------------------------------------------------------------------
Sales                                         $30,413             $31,100          $32,742            $31,079
Gross profit                                   11,435              10,893           11,985             11,641
Gross profit %                                  37.6%               35.0%            36.6%              37.5%
Net income                                      1,176               1,287            1,495              1,409
Basic net income per share                        .20                 .22              .25                .24
Diluted net income per share                      .20                 .22              .25                .24
Dividends declared per share                      .09                 .09              .09                .09
Dividends paid per share                          .09                 .09              .09                .09

                                                                      Fiscal Quarters
1998                                            First              Second            Third             Fourth
---------------------------------------------------------------------------------------------------------------
Sales                                           $36,446           $34,536           $34,523          $29,910
Gross profit                                     13,771            12,627            12,211           10,446
Gross profit %                                    37.8%             36.6%             35.4%            34.9%
Net income                                        2,383             2,259             1,759            1,489
Basic net income per share                         0.41              0.39              0.30             0.25
Diluted  net income per share                      0.40              0.38              0.30             0.25
Dividends declared per share                        .08               .09               .09              .09
Dividends paid per share                            .08               .09               .09              .09
================================================================================================================


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information called for by this Item regarding directors and executive officers is set forth in the Company's definitive Proxy Statement for the 2001 Annual Meeting in the Sections entitled "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


Item 11.  Executive Compensation.

         The information called for by this Item is set forth in the Company's definitive Proxy Statement for the 2001 Annual Meeting in the Section entitled "Executive Compensation" and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information called for by this Item is set forth in the Company's definitive Proxy Statement for the 2001 Annual Meeting in the Section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.

         The information called for by this Item is set forth in the Company's definitive Proxy Statement for the 2001 Annual Meeting in the Section entitled "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as a part of this report:

         (1)      All financial statements;

         The consolidated financial statements of the Company and its subsidiaries on pages 17 through 37 hereof and the report thereon of Arthur Andersen LLP appearing on page 18 hereof.

         (2)      Financial Statement Schedule

         Schedule II for the fiscal year ended December 29, 2000 and the report thereon of Arthur Andersen LLP appearing on page 18 hereof. All other schedules have been omitted because they are not applicable or are not required. All other required schedules are included in the Consolidated Financial Statements or notes therein.

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

10.6 TB Wood's Corporation 1996 Stock-Based Incentive Compensation Plan (the "1996 Plan") (incorporated by reference to Form S-1 Exhibit 10.39).

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

10.14 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated June 17, 1997 and between TB Wood's Corporation and Robert J. Dole dated July 29, 1997 (incorporated by reference to Form 10-K, for fiscal year 1997, Exhibit 10.48).

10.15 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 29, 1998 (incorporated by reference to Form 10-K, for fiscal year 1997, Exhibit 10.49).

10.16 Employment Agreement between TB Wood's Incorporated and Michael L. Hurt dated April 14, 1998 (incorporated by reference to Form 10-K, for fiscal year 1998, Exhibit 10.16.

10.17 Supplemental Executive Retirement Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen and other key employees dated May 7, 1998 (incorporated by reference to Form 10-K, for fiscal year 1998).

10.18 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 26, 1999 (incorporated by reference to Form 10-K, for fiscal year 1998 Exhibit 10.18).

10.19 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 26, 1999 (incorporated by reference to Form 10-K, for fiscal year 1998 Exhibit 10.19).

10.20 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated February 8, 2000.

10.21 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated February 8, 2000.

10.22 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 25, 2001.

10.23 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 25, 2001.

10.24 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Preben H. Petersen dated February 26, 2001.

10.25 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Preben H. Petersen dated February 26, 2001.

10.50 Joint Venture Agreement dated July 3, 1999 by and between TB Wood's Incorporated and The Electron Corp. (incorporated by reference to Form 10-K, for fiscal year 1999).

10.51 Operating Agreement of TBWE Belt Drive Systems LLC dated July 3, 1999 by and between TB Wood's Incorporated and The Electron Corp. (incorporated by reference to Form 10-K, for fiscal year 1999, Exhibit 10.51).

11.1     Statement regarding Computation of Per Share Earnings.

20.1     Consent of Independent Public Accountants.

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K by the Registrant during the fourth quarter of fiscal year 2000.

21.2     Subsidiaries and Joint Ventures of Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on March 12, 2001.


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


/s/ THOMAS C. FOLEY                 Chairman of the Board                         March 12, 2001
-------------------                 (Principal Executive Officer)
Thomas C. Foley



/s/ MICHAEL L. HURT                 President and Director                        March 12, 2001
-------------------                 (Principal Executive Officer
Michael L. Hurt



/s/ JEAN-PIERRE L. CONTE            Director                                      March 12, 2001
------------------------
Jean-Pierre L. Conte



/s/ ROBERT DOLE                     Director                                      March 12, 2001
---------------
Senator Robert Dole



/s/ CRAIG R. STAPLETON              Director                                      March 12, 2001
----------------------
Craig R. Stapleton



/s/ THOMAS F. TATARCZUCH            Vice President-Finance,                       March 12, 2001
------------------------            (Principal Financial Officer and
Thomas F. Tatarczuch                Principal Accounting Officer)


                     TB Wood's Corporation And Subsidiaries
                                   Schedule II
                        Valuation and Qualifying Accounts



             Column A                 Column B                 Column C                     Column D          Column E

                                                               Additions
                                                               ---------
                                                                                     Deductions (write-offs
                                                                                          of bad debts,
                                     Balance at                                       discounts and claims     Balance at
                                    beginning of  Charged to costs     Charged to         in excess of           end of
           Description                 period       and expenses     other accounts       provision)(1)          period
--------------------------------------------------------------------------------------------------------------------------
Year ended January 1, 1999:
  Allowance for doubtful accounts       $334              2                                   (74)                $262
  Allowance for discounts and claims     142             10                                                        152
                                     -------------------------------------------------------------------------------------
                                         476             12                                   (74)                 414
                                     =====================================================================================

Year ended December 31, 1999:
  Allowance for doubtful accounts       $262                                                  (30)                $232
  Allowance for discounts and claims     152             18                                                        170
                                     -------------------------------------------------------------------------------------
                                         414             18                                   (30)                 402
                                     =====================================================================================

Year ended December 29, 2000:
  Allowance for doubtful accounts       $232                                                   24                 $256
  Allowance for discounts and claims     170            (16)                                                       154
                                     -------------------------------------------------------------------------------------
                                         402            (16)                                   24                  410
                                     =====================================================================================

-------------
Note:
(1) Represents write-off of accounts determined to be uncollectible, less recoveries of amounts previously written off.