Form 10-Q
period 2001-03-30
TB WOODS CORP
filed 2001-05-15
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 30, 2001

                         Commission File Number 1-14182

                              TB WOOD'S CORPORATION
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

          DELAWARE                                    25-1771145
--------------------------------          ------------------------------------
(State or other Jurisdiction of           (IRS Employer Identification Number)
Incorporation of Organization)

440 North Fifth Avenue, Chambersburg, PA                      17201
-----------------------------------------                   ----------
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

                             Yes     X            No
                                 --------             -------

Number of shares outstanding of the issuer's Common Stock:

             Class                                 Outstanding at March 30, 2001
             -----                                 -----------------------------
Common Stock, $.01 par value                                  5,396,578

                                Table of Contents






Part I. - Financial Information                                         Page No.
-------------------------------                                         --------



Condensed Consolidated Balance Sheets -
         March 30, 2001 and December 29, 2000                               3

Condensed Consolidated Statements of Operations -
         For the First Quarter Ended March 30, 2001
         and March 31, 2000                                                 4

Condensed Consolidated Statements of Cash Flows -
         For the First Quarter Ended March 30, 2001
         and March 31, 2000                                                 5

Notes to Condensed Consolidated Financial Statements                        6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8



Part II. - Other information                                               12
----------------------------

Part I.-Financial Information
Item 1. Financial Statements

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                               Unaudited
                                                                               March 30,        December 29,
(in thousands, except per share and share amounts)                                2001               2000
------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash  equivalents ...........................................         $     733          $     619
Accounts receivable, less allowances for doubtful accounts, discounts,
and claims of $375 at March 30, 2001 and $410 at December 29, 2000 ...            16,484             18,912
Inventories ..........................................................            31,271             32,216
Other currentassets ..................................................             2,348              1,908
                                                                               ---------          ---------
     Total current assets ............................................            50,836             53,655
                                                                               ---------          ---------

Property, plant, and  equipment ......................................            63,785             70,777
Less accumulated depreciation ........................................            30,487             37,060
                                                                               ---------          ---------
    Net property, plant and equipment ................................            33,298             33,717
                                                                               ---------          ---------
Other Assets:
Deferred income taxes ................................................             3,434              3,542
Goodwill, net of accumulated amortization of $1,987 at
     March 30, 2001 and $1,931 at December 29, 2000 ..................             9,490              9,546
Other ................................................................             2,124              2,200
                                                                               ---------          ---------
     Total other assets ..............................................            15,048             15,288
                                                                               ---------          ---------
TOTAL ASSETS .........................................................         $  99,182          $ 102,660
                                                                               ---------          ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt .................................         $     255          $     258
Accounts payable .....................................................             7,306              8,663
Checks outstanding ...................................................             1,961              1,169
Accrued expenses .....................................................            10,643             10,995
Deferred income taxes ................................................             1,313              1,398
                                                                               ---------          ---------
     Total current liabilities .......................................            21,478             22,483
                                                                               ---------          ---------

Long-term debt, less current maturities ..............................            31,093             33,661
                                                                               ---------          ---------

Postretirement benefit obligation, less current portion ..............            13,954             14,133
                                                                               ---------          ---------

Equity of minority shareholders ......................................             2,666              2,291
                                                                               ---------          ---------
Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     no shares issued or outstanding .................................              --                 --
Common stock, $.01 par value; 40,000,000 shares authorized,
   5,887,698 shares issued and 5,396,578 and 5,400,908
   shares outstanding at March 30, 2001and December 29, 2000
   respectively ......................................................                59                 59
Treasury Stock, at cost ..............................................            (4,545)            (4,566)
Additional paid-in capital ...........................................            29,121             29,086
Retained Earnings ....................................................             8,282              8,147
Other comprehensive income ...........................................            (2,926)            (2,634)
                                                                               ---------          ---------
     Total shareholders' equity ......................................            29,991             30,092
                                                                               ---------          ---------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................         $  99,182          $ 102,660
                                                                               ---------          ---------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                                                      Unaudited
                                                                                  First Quarter Ended
                                                                                Mar. 30,         Mar. 31,
(in thousands, except per share amounts)                                          2001             2000
--------------------------------------------------------------------------------------------------------

Net sales...................................................................    $29,948          $35,687

Cost of sales...............................................................     19,353           22,498
                                                                                -------          -------

  Gross profit..............................................................     10,595           13,189

Selling, general and administrative expenses................................      8,590            9,375
                                                                                -------          -------

   Operating income, before minority interest...............................      2,005            3,814

Minority Interest...........................................................        356              473
                                                                                -------          -------

Operating income............................................................      1,649            3,341

Other expense:
   Interest expense and other finance charges...............................       (437)            (702)
   Other, net...............................................................        (39)             (14)
                                                                                -------          -------

      Other expense, net....................................................       (476)            (716)
                                                                                -------          -------

Income before provision for income taxes....................................      1,173            2,625

Provision for income taxes..................................................        446              997
                                                                                -------          -------

Net income..................................................................    $   727          $ 1,628
                                                                                -------          -------

Per share of common stock:

Basic net income per common share...........................................    $  0.13          $  0.30
                                                                                -------          -------

Weighted average shares of common stock.....................................      5,466            5,473
                                                                                -------          -------

Diluted net income per common share.........................................    $  0.13          $  0.30
                                                                                -------          -------

Diluted weighted average shares of common stock
   and equivalents outstanding..............................................      5,466            5,479
                                                                                -------          -------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows


                                                                                         Unaudited
                                                                                       Year to Date
                                                                                Mar. 30,            Mar. 31,
(in thousands)                                                                      2001                2000
------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income ..........................................................           $    727            $  1,628
                                                                                --------            --------
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..................................              1,422               1,278
     Change in deferred income taxes, net ...........................                 23                 114
     Stock option compensation and employee stock benefit expense ...                158                 102
     Minority interest ..............................................                356                 473
     Net loss (gain) on sale of assets ..............................               --                     2
 Changes in working capital:
          Accounts receivable, net ..................................              2,428              (1,756)
          Inventories, net ..........................................                945                   4
          Prepaid expenses and other current assets .................               (440)                (70)
          Accounts payable ..........................................             (1,357)               (810)
          Accrued and other liabilities .............................               (939)               (488)
                                                                                --------            --------
               Total adjustments ....................................              2,596              (1,151)
                                                                                --------            --------
               Net cash provided by operating activities ............              3,323                 477
                                                                                --------            --------
Cash Flows from Investing Activities:
Capital expenditures ................................................               (670)             (2,369)
Proceeds from sale of fixed assets ..................................               --                     6
Other, net ..........................................................                 30                  (1)
                                                                                --------            --------
     Net cash used in investing activities ..........................               (640)             (2,364)
                                                                                --------            --------
Cash Flows from Financing Activities:
Change in checks outstanding ........................................                792                 958
(Repayments)/proceeds of other long-term debt, net ..................                (88)                (41)
Proceeds from new revolving credit facility .........................              7,200              11,600
Repayments of new revolving credit facility .........................             (9,684)             (9,500)
Payment of dividends ................................................               (489)               (494)
Treasury  Stock .....................................................                 17                (365)
Other ...............................................................                (63)                 23
                                                                                --------            --------
     Net cash provided by financing activities ......................             (2,315)              2,181
                                                                                --------            --------
Effect of changes in foreign exchange rates .........................               (254)                110
                                                                                --------            --------
Net increase in cash and cash equivalents ...........................                114                 404
Cash and cash equivalents at beginning of period ....................                619               1,245
                                                                                --------            --------
Cash and cash equivalents at end of period ..........................           $    733            $  1,649
                                                                                --------            --------



Income taxes paid....................................................           $     --            $      1
                                                                                --------            --------

Interest paid........................................................           $    437            $    702
                                                                                --------            --------


The accompanying notes are an integral part of these consolidated statements.

                     TB Wood's Corporation and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                    (in thousands, except per share amounts)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") as of March 30, 2001 and December 29, 2000 and the results of their operations and cash flows for the First Quarter ended March 30, 2001 and March 31, 2000. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2001.

2. The major classes of inventories at March 30, 2001 and December 29, 2000 consisted of the following:

                                                             Unaudited
                                                   ---------------------------
                                                   March 30,      December 29,
                                                    2001              2000
        ----------------------------------------------------------------------
        Raw materials and supplies...........       $ 6,869          $ 7,112
        Work in process......................         8,508            9,060
        Finished goods.......................        21,837           21,927
                                                    -------          -------
        Total at FIFO cost...................        37,214           38,099
        Excess of FIFO cost over LIFO cost...        (5,943)          (5,883)
                                                    -------          -------
        Total at LIFO cost...................       $31,271          $32,216
                                                    =======          =======

        Effective fiscal year 2001, the Company has changed its accounting for LIFO from the Double Extension method to the Link Chain method. The effect of this change was not material.

3. On April 3, 2001, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on April 30, 2001 to stockholders of record on April 17, 2001.

4. In 1996, the Board of Directors authorized the Company to purchase up to 200,000 of the Company's common shares. At the July 2000 and January 2001 Board of Director's meetings, the directors of TB Wood's expanded this share repurchase program by authorizing the repurchase of up to an additional 100,000 and 200,000 shares, respectively, of TB Wood's stock. These purchases are subject to certain business and market conditions. At March 30, 2001 the number of treasury shares purchased under this authorization was 293,148. During the first quarter of 2001, the number of treasury shares issued to employees under option and stock purchase plans was 3,291 and under the 401(k) profit-sharing plan was 5,679. As of March 30, 2001, 491,120 shares were held in treasury at cost.

5. Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose components of comprehensive income, defined as the total of net income and all other non-owner changes in equity.

        Total comprehensive income for the year-to-date periods ended March 30, 2001 and March 31, 2000 was as follows:

                                                                       Unaudited        Unaudited
                                                                     -----------------------------
                                                                       March 30,       March 31,
                                                                         2001            2000
                                                                     -----------------------------
        Net Income..............................................         $727           $1,628
        Other comprehensive income,
            Change in the fair value of derivative..............          (38)              --
            Foreign currency translation adjustments............         (254)             110
                                                                         ----           ------
        Total comprehensive income..............................         $435           $1,738
                                                                         ----           ------

6. Basic EPS is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic EPS. Diluted EPS is computed by dividing reported earnings available to common shareholders by weighted average shares and common equivalent shares outstanding, if dilutive. The computation of weighted average shares outstanding and net income per share are as follows:

                                                         First Quarter
                                                    ----------------------
                                                     March 30,   March 31,
                                                       2001        2000
--------------------------------------------------------------------------

Weighted average number of common shares
outstanding....................................      5,466         5,473
Shares issued upon assumed exercise of
outstanding stock options......................         --             6
                                                     -----        ------
Weighted average number of common and
common equivalent shares outstanding...........      5,466         5,479
                                                     -----        ------

Net Income.....................................      $ 727        $1,628
                                                     -----        ------

Basic net income per common share..............      $0.13        $ 0.30
                                                     -----        ------

Diluted net income per common share............      $0.13        $ 0.30
                                                     -----        ------

Total outstanding options to acquire 396,760 shares of common stock are not included in the above calculation as their effect would be antidilutive.

7.    Segment Reporting

         The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment as of March 30, 2001.

                                             Mechanical     Electronics
                                              Business        Business           Total
                                         ----------------------------------------------------

Revenues from external customers              $19,591          $10,357          $29,948

Year to date operating profit,
    after minority interest                     1,981             (332)           1,649

Depreciation and amortization                     900              522            1,422

Segment assets                                 54,883           35,355           90,238

Expenditures for long-lived assets                188              203              391


         The following table reconciles segment profit to consolidated income before income taxes as of March 30, 2001.

Total operating profit for reportable
   segments                                                        $1,649

Interest, net                                                       (437)

Other, net                                                           (39)

Income before income taxes                                         $1,173


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The general slowdown in the manufacturing sector of the U.S. economy continued in the first quarter of 2001. This general slowdown presented a challenging operating environment for TB Wood's Corporation and Subsidiaries (the "Company"). In response, the Company has initiated aggressive measures in the first quarter to reduce costs and diversify its customer base that it believes will enable it to more successfully operate in this environment. These cost reduction measures include, but are not limited to, the implementation of strict cost controls on all discretionary spending, the reduction or elimination of certain salaried employees, a temporary salary reduction for senior executives, and the discontinuation of certain benefits for retirees retiring after January 1, 2002. Our customer diversification efforts included an upgrade distribution program where we selectively add new power transmission distribution and alternative channels (high tech distributors, integrators), a target OEM program for direct OEMs, and The Wood's connection program where we add product lines to distributors added through previous acquisitions and joint ventures.

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         The Company posted net sales for the first quarter 2001 of $29,948, compared to $35,687 for the first quarter 2000, a decrease of 16.1%. Mechanical Business net sales for the first quarter of $19,591 were $2,389 lower than net sales of $21,980 in comparable 2000. The sales decline mainly occurred in the belted drive product lines, driven by the general industrial slowdown. Sales of large belted drives for the energy section and mining sector were strong at $770.

         Electronics Business net sales were $10,357, a $3,350 decrease from net sales of $13,707 in the first quarter of 2000. A larger portion of sales for the Electronics business units is to original equipment manufacturers. Accordingly, the slowdown of capital expenditures by firms in the semiconductor and man-made fibers industries were the principal reasons for the sales decline.

         Company cost of sales ("COS") in the first quarter 2001 were $19,353 compared to $22,498 for the same period last year. As a percent of sales, COS of 64.6% for the first quarter 2001 increased 1.6% from 2000's first quarter of 63.0%. Mechanical Business COS of $12,438 in the first quarter 2001 was $1,719 lower than COS of $14,157 in the first quarter 2000. As a percent of sales for the first quarter 2001, Mechanical Business reported COS of 63.5%, down 0.9% from 64.4% in the prior year. This improvement in COS resulted from the Company's efforts to reduce costs in reaction to the reduction of sales volume. Such efforts included reducing headcount and discretionary spending.

         Electronics Business COS for the first quarter 2001 was $6,915, a $1,426 decrease from COS of $8,341 for the same quarter of 2000. As a percent of sales for the first quarter 2001 versus the first quarter 2000, Electronics Business reported COS of 66.8% for 2001, up 6.0% from 60.8% in the prior year. The principal reasons for the higher COS percentage were the lower absorption of fixed expenses caused by reduced sales volume and the effect of currency translation on U.S. dollar component purchases by our European locations.

         Selling, general and administrative ("SG&A") expenses for the first quarter 2001 were $8,590 compared to $9,375 for the first quarter 2000, a decrease of $785, or 8.4%. SG&A, as a percent of sales, increased to 28.7% in the first quarter 2001 from 26.3% in the first quarter 2000. The major reasons for the change in absolute dollars were the reduced variable costs caused by the lower sales volume, currency translation effect on European figures, and lower headcount. Year over year inflation and charges for the salaried separation packages offered certain employees partially offset these actions.

         Operating income for the Company was $1,649 for the first quarter 2001, or 5.5% as a percent of sales, and $1,692 lower than first quarter 2000 income from operations of $3,341, which was 9.4% of sales. This reduction was caused by the decreased absorption of fixed expenses from the lower sales volume and costs from the closure of the Company's Elk Grove Village warehouse and personnel separation packages offered to certain employees.

         Other expense for the first quarter 2001 was $476, compared to other expense of $716 for the same period last year. Interest expense, a component of other expense, for the Company was $437 in the first quarter of 2001, a $265 decrease from $702 of interest expense in the first quarter of 2000. Lower debt and the reduction of interest rates in the first quarter 2001 resulted in lower interest expense to the Company.

         Net income in the first quarter 2001 was $727, or $0.13 per diluted share, $901 lower than the $1,628, or $0.30 per diluted share, a year ago.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except per share amounts)

         Working Capital at March 30, 2001 was $29,358, 5.8% below $31,172 at December 29, 2000. The decrease was due primarily to a decrease in accounts receivable and inventory. Current ratio remained at 2.4:1 for March 30, 2001 and December 29, 2000.

         Outstanding long-term debt decreased $2,568 to $31,093 at March 30, 2001 compared to $33,661 at year-end 2000. Debt was comprised of $5,285 in tax-exempt revenue bonds, $25,405 in debt under the Company's $52,500 unsecured revolving credit facility (the "Facility"), and $403 in other instruments. At March 30, 2001, including $5,917 of outstanding standby letters of credit, the Company had approximately $21,178 of available borrowing capacity under the Facility. The Company's annual interest rate as of March 30, 2001 on the Facility was 6.3%.

         In August 1998, the Company entered into an interest rate swap agreement that effectively converted $10,000 of the underlying variable rate debt in the unsecured revolving credit facility to fixed rate debt. The notional principal amount of the swap agreement is $10,000 with an effective fixed rate of 5.75%. The swap agreement is settled each month and will expire in July 2001. The fair value of the swap agreement at March 30, 2001 was ($38).

         The Company's cash flows from operations in the first quarter 2001 were $3,323, a $2,846 increase from the first quarter 2000. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.


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

IMPACT OF ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in earnings. TB Wood's adopted the standard as of December 30, 2000 and the Company recorded a $23 increase to accumulated other comprehensive income for the fair value of the swap at the date of adoption.

         Effective fiscal year 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Therefore, freight charged to customers is now included in sales ($378 for the first quarter 2001) rather than as an offset to freight expenses. All prior year amounts ($470 for the first quarter 2000) have been restated to conform to the current presentation.

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


Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in market risks since the 2000 Annual Report to Shareholders.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

           None

Item 2.  Changes in Securities

           None

Item 3.  Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

         The 2001 annual meeting of stockholders was held on April 17, 2001. Voting on the election of two directors to the third class of directors was conducted. The stockholders voted 4,833,173 shares in the affirmative for both Mr. Craig R. Stapleton; and Mr. James D. Swenson to be elected to the third class of directors of the Board of Directors. In addition, Thomas C. Foley, Michael L. Hurt, and Senator Robert J. Dole will continue as directors after the meeting. The stockholders voted 4,869,229 shares in the affirmative for the ratification of Arthur Andersen LLP for the year 2001.

Item 5.  Other Information

           On February 26, 2001, Preben H. Petersen was appointed Vice President/General Manager-Electronics Business. Previously he was President/CEO of the U.S. Global Business Unit of a company headquartered in Denmark. Prior to that, he successfully ran his own business for eight years. He has an international background with a BSEE and an MBA from Danish Universities with 32 years of North American and International Management experience from within the electronics and avionics industries. He also holds a CIM degree from York University in Toronto, Canada.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

b)        Reports on Form 8-K

          20.1    Form 8-K filed on February 16, 2001

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on May 15, 2001.

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