Form 10-Q
period 2001-06-29
TB WOODS CORP
filed 2001-08-03
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 29, 2001

                         Commission File Number 1-14182

                              TB WOOD'S CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

            DELAWARE                                  25-1771145
-------------------------------------------------------------------------------
(State or other Jurisdiction of            (IRS Employer Identification Number)
 Incorporation of Organization)

    440 North Fifth Avenue, Chambersburg, PA                   17201
-------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)


                                 (717) 264-7161
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes  X       No
                                          -----       -----

Number of shares outstanding of the issuer's Common Stock:

            Class                              Outstanding at June 29, 2001
            -----                              ----------------------------
 Common Stock, $.01 par value                          5,402,571

                                Table of Contents

Part I. - Financial Information                                       Page No.
-------------------------------                                       --------

Condensed Consolidated Balance Sheets -
         June 29, 2001 and December 29, 2000                                3

Condensed Consolidated Statements of Operations -
         For the Second Quarter and six months Ended June 29, 2001
         and June 30, 2000                                                  4

Condensed Consolidated Statements of Cash Flows -
         For the six months Ended June 29, 2001
         and June 30, 2000                                                  5

Notes to Condensed Consolidated Financial Statements                        6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8


Part II. - Other information                                               13
----------------------------

Part I. - Financial Information
Item 1.   Financial Statements

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                     Unaudited
                                                                                      June 29,
(in thousands, except per share and share amounts)                                      2001         December 29, 2000
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents.......................................................        $ 1,125            $    619
Accounts receivable, less allowances for doubtful accounts, discounts,
     and claims of $315 at June 29, 2001 and $410 at December 29, 2000 .........         16,785              18,912
Inventories.....................................................................         29,582              32,216
Other current assets............................................................          2,537               1,908
                                                                                    --------------------------------
     Total current assets.......................................................         50,029              53,655
                                                                                    --------------------------------

Property, plant, and equipment..................................................         63,207              70,777
Less accumulated depreciation...................................................         29,813              37,060
                                                                                    --------------------------------
    Net property, plant and equipment...........................................         33,394              33,717
                                                                                    --------------------------------
Other Assets:
Deferred income taxes...........................................................          3,434               3,542
Goodwill, net of accumulated amortization of $2,045 at
     June 29, 2001 and $1,931 at December 29, 2000..............................          9,432               9,546
Other...........................................................................          2,087               2,200
                                                                                    --------------------------------
     Total other assets.........................................................         14,953              15,288
                                                                                    --------------------------------

TOTAL ASSETS                                                                            $98,376            $102,660
                                                                                    ================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt............................................        $   255            $    258
Accounts payable................................................................          7,747               8,663
Checks outstanding..............................................................          1,670               1,169
Accrued expenses................................................................          9,609              10,995
Deferred income taxes...........................................................          1,313               1,398
                                                                                    --------------------------------
     Total current liabilities..................................................         20,594              22,483
                                                                                    --------------------------------

Long-term debt, less current maturities.........................................         29,701              33,661
                                                                                    --------------------------------

Postretirement benefit obligation, less current portion.........................         13,779              14,133
                                                                                    --------------------------------

Equity of minority shareholders.................................................          2,962               2,291
                                                                                    --------------------------------
Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     no shares issued or outstanding............................................             --                  --
Common stock, $.01 par value; 40,000,000 shares authorized,
   5,887,698 shares issued and 5,402,571 and 5,400,908
   shares outstanding at June 29, 2001and December 29, 2000 respectively........             59                  59
Treasury Stock, at cost.........................................................         (4,467)             (4,566)
Additional paid-in capital......................................................         29,121              29,086
Retained Earnings...............................................................          8,863               8,147
Other comprehensive income......................................................         (2,236)             (2,634)
                                                                                    --------------------------------
     Total shareholders' equity.................................................         31,340              30,092
                                                                                    --------------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $98,376            $102,660
                                                                                    ================================

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                                     Unaudited                      Unaudited
                                                                 Second Quarter Ended              Year to Date
                                                                 June 29,    June 30,            June 29,   June 30,
(in thousands, except per share amounts)                          2001         2000                2001       2000
--------------------------------------------------------
Net sales...............................................         $28,338     $34,429             $58,286     $70,116

Cost of sales...........................................          18,742      21,999              38,095      44,497
                                                               -------------------------------------------------------

  Gross profit..........................................           9,596      12,430              20,191      25,619

Selling, general and administrative expenses............           7,751       8,622              16,341      17,997
                                                               -------------------------------------------------------

   Operating income, before minority interest...........           1,845       3,808               3,850       7,622
                                                               -------------------------------------------------------

Minority Interest.......................................             315         381                 671         854
                                                               -------------------------------------------------------

Operating income........................................           1,530       3,427               3,179       6,768
                                                               -------------------------------------------------------

Other expense:
   Interest expense and other finance charges...........            (400)       (705)               (837)     (1,407)
   Other, net...........................................             599         (35)                560         (49)
                                                               -------------------------------------------------------

   Other income (expense), net..........................             199        (740)               (277)     (1,456)
                                                               -------------------------------------------------------

Income before provision for income taxes................           1,729       2,687               2,902       5,312
                                                               -------------------------------------------------------

Provision for income taxes..............................             657       1,038               1,103       2,036
                                                               -------------------------------------------------------

Net income..............................................         $ 1,072     $ 1,649             $ 1,799     $ 3,276
                                                               =======================================================

Per share of common stock:

Basic net income per common share.......................         $  0.20     $  0.30             $  0.33     $  0.60

Weighted average shares of common stock.................           5,473       5,477               5,466       5,475
                                                               =======================================================

Diluted net income per common share.....................         $  0.20     $  0.30             $  0.33     $  0.60
                                                               =======================================================

Diluted weighted average shares of common stock
   and equivalents outstanding..........................           5,475       5,480               5,466       5,476
                                                               =======================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                                                 Unaudited
                                                                                                Year to Date
                                                                                          June 29,        June 30,
(in thousands)                                                                              2001            2000
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income.....................................................................           $ 1,799         $ 3,276
                                                                                    -------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.............................................             2,780           2,673
     Change in deferred income taxes, net......................................                23             614
     Stock option compensation and employee stock benefit expense..............               254             200
     Minority interest.........................................................               671             854
     Net loss (gain) on sale of assets.........................................              (612)              3
 Changes in working capital:
          Accounts receivable, net.............................................             2,127          (1,142)
          Inventories, net.....................................................             2,634           1,091
          Other current assets.................................................              (629)           (135)
          Accounts payable.....................................................              (916)         (3,767)
          Accrued and other liabilities........................................            (2,000)           (717)
                                                                                    -------------------------------
               Total adjustments...............................................             4,332            (326)
                                                                                    -------------------------------
               Net cash provided by operating activities.......................             6,131           2,950
                                                                                    -------------------------------
Cash Flows from Investing Activities:
Capital expenditures...........................................................            (2,032)         (4,331)
Proceeds from sale of fixed assets.............................................               742              10
Other, net.....................................................................               (71)             74
                                                                                    -------------------------------
     Net cash used in investing activities.....................................            (1,361)         (4,247)
                                                                                    -------------------------------
Cash Flows from Financing Activities:
Change in checks outstanding...................................................               501             666
Repayments of other long-term debt, net........................................              (177)            (38)
Proceeds from new revolving credit facility....................................            17,814          22,900
Repayments of new revolving credit facility....................................           (21,600)        (20,300)
Payment of dividends...........................................................              (979)           (988)
Treasury Stock.................................................................              (141)           (121)
Other..........................................................................              (112)             26
                                                                                    -------------------------------
     Net cash (used in) provided by financing activities.......................            (4,694)          2,145
                                                                                    -------------------------------
Effect of changes in foreign exchange rates....................................               430             (83)
                                                                                    -------------------------------
Net increase in cash and cash equivalents......................................               506             765
Cash and cash equivalents at beginning of period...............................               619           1,245
                                                                                    -------------------------------
Cash and cash equivalents at end of period.....................................           $ 1,125         $ 2,010
                                                                                    ===============================

Income taxes paid..............................................................           $ 1,315         $ 1,155
                                                                                    ===============================

Interest paid..................................................................           $   837         $ 1,407
                                                                                    ===============================

The accompanying notes are an integral part of these consolidated statements.

                     TB Wood's Corporation and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
               (unaudited; in thousands, except per share amounts)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") and the results of their operations and cash flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2001.

2. The major classes of inventories at June 29, 2001 and December 29, 2000 consisted of the following:

                                                                                        Unaudited
                                                                        -------------------------------------------
                                                                                June 29,             December 29,
                                                                                  2001                  2000
        -----------------------------------------------------------------------------------------------------------
        Raw materials and supplies.....................................          $ 6,604                   $7,112
        Work in process................................................            7,958                    9,060
        Finished goods.................................................           20,963                   21,927
                                                                        -------------------------------------------
        Total at FIFO cost.............................................           35,525                   38,099
        Excess of FIFO cost over LIFO cost.............................           (5,943)                  (5,883)
                                                                        -------------------------------------------
        Total at LIFO cost.............................................          $29,582                  $32,216
                                                                        ===========================================

        Effective fiscal year 2001, the Company has changed its accounting for LIFO from the Double Extension method to the Link Chain method. The effect of this change was not material.

3. On July 3, 2001, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on July 31, 2001 to stockholders of record on July 17, 2001.

4. In 1996, the Board of Directors authorized the Company to purchase up to 200,000 of the Company's common shares. At the July 2000 and January 2001 Board of Director's meetings, the directors of TB Wood's expanded this share repurchase program by authorizing the repurchase of up to an additional 100,000 and 200,000 shares, respectively, of TB Wood's stock. These purchases are subject to certain business and market conditions. At June 29, 2001 the cumulative number of treasury shares purchased under this authorization was 295,533. During the second quarter of 2001, the number of treasury shares issued to employees under option and stock purchase plans was 3,480 and under the 401(k) profit-sharing plan was 7,398. As of June 29, 2001, 485,127 shares were held in treasury at cost.

5. Total comprehensive income for the year-to-date periods ended June 29, 2001 and June 30, 2000 was as follows:


                                                                           Unaudited          Unaudited
                                                                        ------------------------------------
                                                                          June 29,             June 30,
                                                                            2001                 2000
        ----------------------------------------------------------------------------------------------------
        Net Income..................................................       $1,799               $3,276
        Other comprehensive income,
            Change in the fair value of derivative instrument.......          (32)
            Foreign currency translation adjustments................          430                  (83)
                                                                        ====================================
        Total comprehensive income..................................       $2,197               $3,193
                                                                        ====================================

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

                                                                     Second Quarter             Year to date
                                                                   June 29,    June 30,      June 29,    June 30,
                                                                     2001        2000          2001        2000
-----------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
outstanding.............................................            5,473       5,477         5,466        5,475
Shares issued upon assumed exercise of
outstanding stock options...............................                2           3            --            1
                                                              ---------------------------------------------------
Weighted average number of common and
common equivalent shares outstanding....................            5,475       5,480         5,466        5,476
                                                              ===================================================

Net Income..............................................           $1,072      $1,649        $1,799       $3,276
                                                              ===================================================

Basic net income per common share.......................           $ 0.20      $ 0.30        $ 0.33       $ 0.60
                                                              ===================================================

Diluted net income per common share.....................           $ 0.20      $ 0.30        $ 0.33       $ 0.60
                                                              ===================================================


Total outstanding options to acquire 755 and 595 shares of common stock as of June 29, 2001 and June 30, 2000, respectively, are not included in the above calculation as their effect would be antidilutive.

7.    Segment Reporting

      The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment for the period ended June 29, 2001.

                                               Mechanical                Electronics
                                                Business                   Business                   Total
                                         -------------------------------------------------------------------
Revenues from external customers                $38,134                    $20,152                  $58,286

Year to date operating profit,
    after minority interest                       3,732                       (553)                   3,179

Depreciation and amortization                     1,782                        998                    2,780

Segment assets                                   54,282                     34,821                   89,103

Expenditures for long-lived assets                  991                        516                    1,507

      The following table reconciles segment profit to consolidated income before income taxes as of June 29, 2001.

Total operating profit for reportable
   segments                                      $3,179

Interest, net                                      (837)

Other, net                                          560
                                              ----------

Income before income taxes                       $2,902
                                              ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The general slowdown in the North American manufacturing sector continued in the second quarter of 2001. The Company continued to initiate aggressive measures in the second quarter to reduce costs that it believes will enable it to more successfully operate in the current environment. These cost reduction measures include, but are not limited to, the implementation of strict cost controls on all discretionary spending, the reduction or elimination of certain employees, finding component vendors offering lower costs, selling the vacant Elk Grove Village warehouse, and shorter workweeks in specific areas to match output to customer demands.

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         The Company posted net sales for the second quarter 2001 of $28,338, compared to $34,429 for the second quarter 2000, a decrease of 17.7%. Year to date net sales of the Company for 2001 were $58,286 which is $11,830 lower than net sales for the same period in 2000. Mechanical Business net sales for the second quarter of $18,543 were $2,503 lower than net sales of $21,046 in comparable 2000. The sales decline mainly occurred in the belted drive product lines, driven by the general industrial slowdown. Sales of large belted drives for the energy sector and mining sector were strong at $700. For the first six months of 2001, Mechanical Business net sales were $38,134 compared to $43,024 for same period in 2000 or a reduction of 11.4%

         Electronics Business net sales were $9,795, a $3,588 decrease from net sales of $13,383 in the second quarter of 2000. A large portion of sales for the Electronics business is to original equipment manufacturers. Accordingly, the slowdown of capital expenditures by firms in the semiconductor, wastewater treatment, machine tool, and man-made fibers industries were the principal reasons for the sales decline. For the first six months of 2001, Electronics Business net sales were $20,152 compared to $27,092 for same period in 2000, or a reduction of 25.6%.

         Company cost of sales ("COS") in the second quarter 2001 was $18,742 compared to $21,999 for the same period last year. As a percent of sales, COS was 66.1% for the second quarter 2001 an increase of 2.2 percentage points from 2000's second quarter COS of 63.9%. Year to date, COS for the Company was $38,095 or 65.4% of sales compared to $44,497 or 63.5% of sales for same period in 2000. Mechanical Business COS of $12,264 in the second quarter 2001 was $1,602 lower than COS of $13,866 in the second quarter 2000. As a percent of sales for the second quarter 2001, Mechanical Business reported COS of 66.1%, an increase of 0.2 percentage points from 65.9% in the prior year. The increased COS percentage to sales resulted from reduced fixed expense absorption from lower sales volume and inventory reduction. COS increases were partially offset by the Company's decisions to continue to reduce both headcount and discretionary spending. Year to date, 2001 COS for Mechanical Business was $24,702 or 64.8% of sales compared to $28,023 or 65.1% of sales for same period in 2000.

         Electronics Business COS for the second quarter 2001 was $6,478, a $1,655 decrease from COS of $8,133 for the same quarter of 2000. As a percent of sales for the second quarter 2001 versus the second quarter 2000, Electronics Business reported COS of 66.1% for 2001, up 5.3 percentage points from 60.8% in the prior year. The principal reasons for the higher COS percentage were the lower absorption of fixed expenses caused by reduced sales volume and the effect of currency translation on U.S. dollar component purchases by our European locations. Year to date, 2001, COS for Electronics Business was $13,393 or 66.5% of sales compared to $16,474 or 60.8% of sales for same period in 2000.

         Selling, general and administrative ("SG&A") expenses for the second quarter 2001 were $7,751 compared to $8,622 for the second quarter 2000, a decrease of $871, or 10.1%. SG&A, as a percent of sales, increased to 27.4% in the second quarter 2001 from 25.0% in the second quarter 2000. The major reasons for the change in absolute dollars were the reduced variable costs caused by the lower sales volume, currency translation effect on European figures, and lower headcount. Year over year inflation partially offset these actions. Year to date, 2001, SG&A was $16,341 or 28.0% of sales compared to $17,997 or 25.7% of sales for same period in 2000.

         Operating income for the Company was $1,530 for the second quarter 2001, or 5.4% as a percent of sales, and $1,897 lower than second quarter 2000 income from operations of $3,427, which was 10.1% of sales. This reduction was caused by the decreased absorption of fixed expenses from the lower sales volume and inventory reduction, lower sales volume, and the exchange effect of U.S. dollar component purchases by European operations. After six months of 2001, operating income was $3,179 or 5.5% as a percent of sales compared to $6,768 or 9.7% as a percent of sales for same period of 2000. The principal reasons for the year to year change were lower sales volume and reduced absorption of fixed expenses from this lower sales volume.

         Other income for the second quarter 2001 was $199, compared to other expense of $740 for the same period last year. Interest expense, a component of other expense, for the Company was $400 in the second quarter of 2001, a $305 decrease from $705 of interest expense in the second quarter of 2000. The Company's lower debt levels and the Federal Reserve's reduction of interest rates in the second quarter 2001 were the primary reasons for this lower interest expense to the Company. Other income for the second quarter of 2001 included a $617 gain on the sale of the Elk Grove Village warehouse. Year to date 2001, other expense was $277 compared to $1,456 for same period of 2000. The principal reasons for the $1,179 improvement was lower interest expense and the gain from the sale of the Elk Grove Village warehouse in 2001.

         Net income in the second quarter 2001 was $1,072, or $0.20 per diluted share, $577 lower than the $1,649, or $0.30 per diluted share a year ago. Year to date 2001, net income was $1,799, or $0.33 per diluted share, $1,477 lower than the $3,276, or $0.60 per diluted share, for same period last year.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except per share amounts)

         Working Capital at June 29, 2001 was $29,435, 5.6% below $31,172 at December 29, 2000. The decrease was due primarily to decreases in accounts receivable and inventory. Current ratio remained at 2.4:1 for June 29, 2001 and December 29, 2000.

         Outstanding long-term debt decreased $3,960 to $29,701 at June 29, 2001 compared to $33,661 at year-end 2000. Debt was comprised of $5,285 in tax-exempt revenue bonds, $23,633 in debt under the Company's $52,500 unsecured revolving credit facility (the "Facility"), and $783 in other instruments. At June 29, 2001, including $5,917 of outstanding standby letters of credit, the Company had approximately $22,950 of available borrowing capacity under the Facility. The Company's annual interest rate as of June 29, 2001 on the Facility was 5.1%.

         In August 1998, the Company entered into an interest rate swap agreement that effectively converted $10,000 of the underlying variable rate debt in the unsecured revolving credit facility to fixed rate debt. The notional principal amount of the swap agreement is $10,000 with an effective fixed rate of 5.75%. The swap agreement is settled each month and will expire in July 2001. The fair value of the swap agreement at June 29, 2001 was ($32).

         The Company's cash flows from operations in year to date 2001 were $6,131, a $3,181 increase from the year to date 2000. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.

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

         Effective fiscal year 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Therefore, freight charged to customers is now included in sales ($378 and $765 for the second quarter 2000 and for the period end June 29, 2001, respectively) rather than as an offset to freight expenses. All prior year amounts ($459 and $929 for the second quarter 2001 and for the period ended June 30, 2000, respectively) have been restated to conform to the current presentation.

         Effective July 2001, the Financial Accounting Standards Board Issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangibles" effective the beginning of fiscal year 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates amortization of goodwill and requires acquired intangibles to be separately recognized. Goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company has not yet determined the impact of adoption of these statements.

Recent Developments

Self-Tender Offer

         On June 29, 2001, the Company commenced a "Modified Dutch Auction" for 150,000 shares of its common stock at a price per share of $8.50 to $11.50. The tender offer expired at 5:00 p.m., New York City time, on July 30, 2001. Based upon a preliminary count by American Stock Transfer Company, the depositary for the offer, a total of 530,959 shares were tendered at or below $11.00 per share. Due to the over-subscription, shares tendered will be pro-rated. The Company expects to purchase, subject to final verification, 150,000 shares at $11.00 per share, resulting in an estimated pro-ration factor of 28.3%. The funds required to complete the offer and pay related expenses will be provided from borrowings incurred by the Company under the Facility.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

a)        Exhibits

          99.1   Press release issued by the Company on June 29, 2001

b)        Reports on Form 8-K
          None


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on August 2, 2001

                           TB WOOD'S CORPORATION



                           By:  /s/Thomas F. Tatarczuch
                                -----------------------------------
                                THOMAS F. TATARCZUCH
                                Vice President-Finance
                                (Principal Financial Officer and
                                Principal Accounting Officer)