Form 10-Q
period 2001-09-28
TB WOODS CORP
filed 2001-10-31
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 28, 2001

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

                                                 Yes  X         No
                                                    -----         -----

Number of shares outstanding of the issuer's Common Stock:

               Class                     Outstanding at September 28, 2001
               -----                     ---------------------------------
   Common Stock, $.01 par value                      5,209,603

                                Table of Contents


Part I. - Financial Information                                        Page No.
-------------------------------                                        --------

Condensed Consolidated Balance Sheets -
      September 28, 2001 and December 29, 2000                            3

Condensed Consolidated Statements of Operations -
      For the Third Quarter and nine months Ended September 28, 2001
      and September 29, 2000                                              4

Condensed Consolidated Statements of Cash Flows -
      For the nine months Ended September 28, 2001
      and September 29, 2000                                              5

Notes to Condensed Consolidated Financial Statements                      6

Management's Discussion and Analysis of
      Financial Condition and Results of Operations                       8


Part II. - Other information                                             13
----------------------------

Part I.-Financial Information
Item 1. Financial Statements

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                   Unaudited
                                                                                   September     December 29,
(in thousands, except per share and share amounts)                                 28, 2001          2000
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents ...................................................      $     879        $     619
Accounts receivable, less allowances for doubtful accounts, discounts, and claims of $321 at September 28, 2001 and $410 at December
     29, 2000 ...............................................................         15,155           18,912
Inventories .................................................................         27,092           32,216
Other current assets ........................................................          2,356            1,908
                                                                                   --------------------------
     Total current assets ...................................................         45,482           53,655
                                                                                   --------------------------
Property, plant, and equipment ..............................................         64,923           70,777
Less accumulated depreciation ...............................................         31,916           37,060
                                                                                   --------------------------
    Net property, plant and equipment .......................................         33,007           33,717
                                                                                   --------------------------
Other Assets:
Deferred income taxes .......................................................          3,434            3,542
Goodwill, net of accumulated amortization of $1,296 at
     September 28, 2001 and $1,126 at December 29, 2000 .....................          9,376            9,546
Other .......................................................................          1,724            2,200
                                                                                   --------------------------
     Total other assets .....................................................         14,534           15,288
                                                                                   --------------------------
TOTAL ASSETS ................................................................      $  93,023        $ 102,660
                                                                                   ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt ........................................      $      90        $     258
Accounts payable ............................................................          5,879            8,663
Checks outstanding ..........................................................          1,838            1,169
Accrued expenses ............................................................          8,955           10,995
Deferred income taxes .......................................................          1,313            1,398
                                                                                   --------------------------
     Total current liabilities ..............................................         18,075           22,483
                                                                                   --------------------------
Long-term debt, less current maturities .....................................         29,750           33,661
                                                                                   --------------------------
Postretirement benefit obligation, less current portion .....................         13,345           14,133
                                                                                   --------------------------
Equity of minority shareholders .............................................          3,153            2,291
                                                                                   --------------------------
Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     no shares issued or outstanding ........................................           --               --
Common stock, $.01 par value; 40,000,000 shares authorized,  5,887,698 shares issued and 5,209,603 and 5,400,908 shares outstanding at September 28, 2001
   and December 29, 2000 respectively .......................................             59               59
Treasury Stock, at cost .....................................................         (6,748)          (4,566)
Additional paid-in capital ..................................................         29,121           29,086
Retained Earnings ...........................................................          8,631            8,147
Other comprehensive income ..................................................         (2,363)          (2,634)
                                                                                   --------------------------
     Total shareholders' equity .............................................         28,700           30,092
                                                                                   --------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................      $  93,023        $ 102,660
                                                                                   ==========================

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                                Unaudited                        Unaudited
                                                           Third Quarter Ended                  Year to Date
                                                       Sept. 28,         Sept. 29,         Sept. 28,        Sept. 29,
(in thousands, except per share amounts)                 2001              2000              2001             2000
---------------------------------------------------------------------------------------------------------------------
Net sales .........................................   $  26,045         $  32,409         $  84,331         $ 102,524

Cost of sales .....................................      17,687            21,140            55,782            65,637
                                                      ---------------------------------------------------------------

  Gross profit ....................................       8,358            11,269            28,549            36,887

Selling, general and administrative expenses ......       7,241             8,038            23,582            26,034
                                                      ---------------------------------------------------------------

   Operating income, before minority interest .....       1,117             3,231             4,967            10,853

Minority Interest .................................         256               388               927             1,242
                                                      ---------------------------------------------------------------

Operating income ..................................         861             2,843             4,040             9,611
                                                      ---------------------------------------------------------------

Other expense:
   Interest expense and other finance charges .....        (348)             (807)           (1,185)           (2,214)
   Other, net .....................................         (27)               87               532                38
                                                      ---------------------------------------------------------------

   Other income (expense), net ....................        (375)             (720)             (653)           (2,176)
                                                      ---------------------------------------------------------------

Income before provision for income taxes ..........         486             2,123             3,387             7,435

Provision for income taxes ........................         184               755             1,287             2,790
                                                      ---------------------------------------------------------------

Net income ........................................   $     302         $   1,368         $   2,100         $   4,645
                                                      ===============================================================

Per share of common stock:

Basic net income per common share .................   $    0.06         $    0.25         $    0.39         $    0.85
                                                      ---------------------------------------------------------------

Weighted average shares of common stock ...........       5,371             5,476             5,435             5,473
                                                      ===============================================================

Diluted net income per common share ...............   $    0.06         $    0.25         $    0.39         $    0.85
                                                      ===============================================================

Diluted weighted average shares of common stock
   and equivalents outstanding ....................       5,380             5,480             5,439             5,475
                                                      ===============================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                                       Unaudited
                                                                                      Year to Date
                                                                                   Sept. 28,   Sept 29,
(in thousands)                                                                       2001       2000
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income .....................................................................   $  2,100    $  4,645
                                                                                   --------------------
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .............................................      4,194       4,043
     Change in deferred income taxes, net ......................................         23         187
     Stock option compensation and employee stock benefit expense ..............        381         298
     Minority interest .........................................................        927       1,242
     Net loss (gain) on sale of assets .........................................       (618)         23
 Changes in working capital:
          Accounts receivable, net .............................................      3,757         (31)
          Inventories, net .....................................................      5,124       1,849
          Other current assets .................................................       (448)       (226)
          Accounts payable .....................................................     (2,784)     (5,888)
          Accrued and other liabilities ........................................     (2,942)        346
                                                                                   --------------------
               Total adjustments ...............................................      7,614       1,843
                                                                                   --------------------
               Net cash provided by operating activities .......................      9,714       6,488
                                                                                   --------------------
Cash Flows from Investing Activities:
Capital expenditures ...........................................................     (2,761)     (5,518)
Proceeds from sale of fixed assets .............................................        745          10
Other, net .....................................................................       (141)        194
                                                                                   --------------------
     Net cash used in investing activities .....................................     (2,157)     (5,314)
                                                                                   --------------------
Cash Flows from Financing Activities:
Change in checks outstanding ...................................................        669       1,378
Distribution of Earnings to Minority Partner ...................................        (65)       --
Repayments of other long-term debt, net ........................................       (227)       (337)
Proceeds from new revolving credit facility ....................................     31,678      34,300
Repayments of new revolving credit facility ....................................    (35,529)    (33,400)
Payment of dividends ...........................................................     (1,466)     (1,475)
Purchase of shares through Tender Offer ........................................     (1,801)       --
Treasury Stock .................................................................       (697)       (312)
Other...........................................................................       (130)       (378)
                                                                                   --------------------
     Net cash used in financing activities .....................................     (7,568)       (224)
                                                                                   --------------------
Effect of changes in foreign exchange rates ....................................        271        (748)
                                                                                   --------------------
Net increase in cash and cash equivalents ......................................        260         202
Cash and cash equivalents at beginning of period ...............................        619       1,245
                                                                                   --------------------
Cash and cash equivalents at end of period .....................................   $    879    $  1,447
                                                                                   ====================
Income taxes paid ..............................................................   $  1,563    $  1,397
                                                                                   ====================
Interest paid ..................................................................   $  1,185    $  2,214
                                                                                   ====================

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

2. The major classes of inventories at September 28, 2001 and December 29, 2000 consisted of the following:

                                                                                 Unaudited
                                                                        -----------------------------
                                                                        Sept. 28,        December 29,
                                                                          2001               2000
     ------------------------------------------------------------------------------------------------
     Raw materials and supplies...................................       $ 6,310              $ 7,112
     Work in process..............................................         7,296                9,060
     Finished goods ..............................................        19,429               21,927
                                                                         ----------------------------
     Total at FIFO cost...........................................        33,035               38,099
     Excess of FIFO cost over LIFO cost...........................        (5,943)              (5,883)
                                                                         ----------------------------
     Total at LIFO cost...........................................       $27,092              $32,216
                                                                         ============================

     Effective fiscal year 2001, the Company has changed its accounting for LIFO from the Double Extension method to the Link Chain method. The effect of this change was not material.

3. On October 3, 2001, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable October 31, 2001 to stockholders of record on October 17, 2001.

4. In 1996, the Board of Directors authorized the Company to purchase up to 200,000 of the Company's common shares. At the July 2000 and January 2001 Board of Director's meetings, the directors of TB Wood's expanded this share repurchase program by authorizing the repurchase of up to an additional 100,000 and 200,000 shares, respectively, of TB Wood's stock. These purchases are subject to certain business and market conditions. At September 28, 2001 the cumulative number of treasury shares purchased under this authorization was 296,433. During third quarter of 2001, the number of treasury shares issued to employees under option and stock purchase plans was 3,043 and under the 401(k) profit-sharing plan was 4,489. In 2001, the Board of Directors authorized a self-tender "Modified Dutch Auction" for 150,003 shares at a price not to exceed $11.50 per share and not lower than $8.50 per share. On August 3, 2001, the Company accepted 150,003 shares at $11.00 per share and incurred related costs. In addition, on September 5, 2001, the Company repurchased in a private transaction, 50,000 shares at $11.00 per share. As of September 28, 2001, 678,095 shares were held in treasury at cost.

5. Total comprehensive income for the year-to-date periods ended September 28, 2001 and September 29, 2000 was as follows:

                                                                      Unaudited           Unaudited
                                                                    ----------------------------------
                                                                    Sept 28, 2001        Sept 29, 2000
     -------------------------------------------------------------------------------------------------
     Net Income ..............................................        $ 2,100               $ 4,645
     Other comprehensive income,
         Foreign currency translation adjustments ............            271                  (748)
                                                                      =============================
     Total comprehensive income ..............................        $ 2,371               $ 3,897
                                                                      =============================

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

                                                        Third Quarter               Year to date
                                                    Sept. 28,     Sept. 29,    Sept. 28,      Sept. 29,
                                                      2001          2000         2001           2000
-------------------------------------------------------------------------------------------------------
     Weighted average number of common shares
     outstanding .................................    5,371         5,476         5,435         5,473
     Shares issued upon assumed exercise of
     outstanding stock options ...................        9             4             4             2
                                                     ------------------------------------------------
     Weighted average number of common and
     common equivalent shares outstanding ........    5,380         5,480         5,439         5,475
                                                     ================================================
     Net Income ..................................   $  302        $1,368        $2,100        $4,645
                                                     ================================================
     Basic net income per common share ...........   $ 0.06        $ 0.25        $ 0.39        $ 0.85
                                                     ================================================
     Diluted net income per common share .........   $ 0.06        $ 0.25        $ 0.39        $ 0.85
                                                     ================================================

     Total outstanding options to acquire 779 and 500 shares of common stock as of September 28, 2001 and September 29, 2000, respectively, are not included in the above calculation as their effect would be antidilutive.

7.   Segment Reporting

     The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment for the period ended September 28, 2001.

                                             Mechanical          Electronics
                                              Business             Business          Total
                                             -----------------------------------------------
Revenues from external customers              $54,808              $29,523           $84,331

Year to date operating profit, after
     minority interest                          4,895                (855)             4,040


Depreciation and amortization                   2,667                1,527             4,194

Segment assets                                 50,917               32,985            83,902

Expenditures for long-lived assets              1,319                  899             2,218

     The following table reconciles segment profit to consolidated income before income taxes as of September 28, 2001.

Total operating profit for reportable
   segments                                                $ 4,040

Interest, net                                               (1,185)

Other, net                                                     532
                                                           -------

Income before income taxes                                 $ 3,387
                                                           =======

8. Effective July 2001, the Financial Accounting Standards Board Issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangibles" effective the beginning of fiscal year 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates amortization of goodwill and requires acquired intangibles to be separately recognized. Goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company is currently evaluating the impact of adoption of these statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

Overview

         The general slowdown in the North American manufacturing sector continued in the third quarter of 2001. The Company continued to initiate measures to reduce costs in the third quarter that it believes will enable it to more successfully operate in the current environment. These cost reduction measures include, but are not limited to, continued strict cost controls on all discretionary spending, the reduction or elimination of certain employees, finding component vendors offering lower costs and shorter workweeks in specific areas to match output to customer demands.

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         The Company posted net sales for the third quarter 2001 of $26,045 compared to $32,409 for the third quarter 2000, a decrease of 19.6%. Year to date net sales of the Company for 2001 were $84,331 which is $18,193 lower than net sales for the same period in 2000. Mechanical Business net sales for the third quarter of $16,674 were $3,277 lower than net sales of $19,951 in comparable 2000. The sales decline mainly occurred in the belted drive product lines, driven by the general industrial slowdown. Sales of large belted drives for the energy sector and mining sector were strong at $450. For the first nine months of 2001, Mechanical Business net sales were $54,808 compared to $62,974 for same period in 2000 or a reduction of 13.0%

         Electronics Business net sales were $9,371, a $3,087 decrease from net sales of $12,458 in the third quarter of 2000. A large portion of sales for the Electronics business is to original equipment manufacturers. Accordingly, the slowdown of capital expenditures by firms in the semiconductor, wastewater treatment, machine tool, and man-made fibers industries were the principal reasons for the sales decline. For the first nine months of 2001, Electronics Business net sales were $29,523 compared to $39,550 for same period in 2000, or a reduction of 25.4%.

         Company cost of sales ("COS") in the third quarter 2001 was $17,687 compared to $21,140 for the same period last year. As a percent of sales, COS was 67.9% for the third quarter 2001 an increase of 2.7 percentage points from 2000's third quarter COS of 65.2%. Year to date, COS for the Company was $55,782 or 66.1% of sales compared to $65,637 or 64.0% of sales for same period in 2000. Mechanical Business COS of $11,419 in the third quarter 2001 was $1,522 lower than COS of $12,941 in the third quarter 2000. As a percent of sales for the third quarter 2001, Mechanical Business reported COS of 68.5%, an increase of
3.6 percentage points from 64.9% in the prior year. The increased COS percentage to sales resulted from reduced fixed expense absorption from lower sales volume and inventory reduction. COS increases were partially offset by the Company's decisions to continue to reduce both headcount and discretionary spending. Year to date, 2001 COS for Mechanical Business was $36,121 or 65.9% of sales compared to $40,964 or 65.1% of sales for same period in 2000.

         Electronics Business COS for the third quarter 2001 was $6,268, a $1,931 decrease from COS of $8,199 for the same quarter of 2000. As a percent of sales for the third quarter 2001 versus the third quarter 2000, Electronics Business reported COS of 66.9% for 2001, up 1.1 percentage points from 65.8% in the prior year. The principal reasons for the higher COS percentage were the lower absorption of fixed expenses caused by reduced sales volume and inventory reduction. Year to date, 2001, COS for Electronics Business was $19,661 or 66.6% of sales compared to $24,673 or 62.4% of sales for same period in 2000.

         Selling, general and administrative ("SG&A") expenses for the third quarter 2001 were $7,241 compared to $8,038 for the third quarter 2000, a decrease of $797, or 9.9%. SG&A, as a percent of sales, increased to 27.8% in the third quarter 2001 from 24.8% in the third quarter 2000. The major reasons for the change in absolute dollars were the reduced variable costs caused by the lower sales volume, currency translation effect on European figures, and lower headcount. Year over year inflation partially offset these actions. Year to date, 2001, SG&A was $23,582 or 28.0% of sales compared to $26,034 or 25.4% of sales for same period in 2000.

         Operating income for the Company was $861 for the third quarter 2001, or 3.3% as a percent of sales, and $1,982 lower than third quarter 2000 income from operations of $2,843, which was 8.8% of sales. This reduction was caused by the decreased absorption of fixed expenses from the lower sales volume and inventory reduction, and lower sales volume. After nine months of 2001, operating income was $4,040 or 4.8% as a percent of sales compared to $9,611 or 9.4% as a percent of sales for same period of 2000. The principal reasons for the year to year change were lower sales volume and reduced absorption of fixed expenses from this lower sales volume and inventory reduction.

         Other expense, net for the third quarter 2001 was $375, compared to other expense of $720 for the same period last year. Interest expense, a component of other expense, for the Company was $348 in the third quarter of 2001, a $459 decrease from $807 of interest expense in the third quarter of 2000. The Company's lower debt levels and the Federal Reserve's reduction of interest rates in the third quarter 2001 were the primary reasons for this lower interest expense to the Company. Year to date 2001, other expense, net was $653 compared to $2,176 for same period of 2000. The principal reasons for the $1,523 improvement was lower interest expense and the gain from the sale of the Elk Grove Village warehouse in 2001.

         Net income in the third quarter 2001 was $302, or $0.06 per diluted share, $1,066 lower than the $1,368, or $0.25 per diluted share a year ago. Year to date 2001, net income was $2,100, or $0.39 per diluted share, $2,545 lower than the $4,645, or $0.85 per diluted share, for same period last year.


LIQUIDITY AND CAPITAL RESOURCES (in thousands, except per share amounts)

         Working Capital at September 28, 2001 was $27,407, 12.1% below $31,172 at December 29, 2000. The decrease was due primarily to decreases in accounts receivable and inventory. Current ratio was at 2.5:1 at September 28, 2001 compared to 2.4:1 at December 29, 2000.

         Outstanding long-term debt decreased $3,911 to $29,750 at September 28, 2001 compared to $33,661 at year-end 2000. Debt was comprised of $5,285 in tax-exempt revenue bonds, $23,900 in debt under the Company's $52,500 unsecured revolving credit facility (the "Facility"), and $565 in other instruments. At September 29, 2001, including $5,917 of outstanding standby letters of credit, the Company had approximately $22,683 of available borrowing capacity under the Facility. The Company's annual interest rate as of September 28, 2001 on the Facility was 4.1%.

         In August 1998, the Company entered into an interest rate swap agreement that effectively converted $10,000 of the underlying variable rate debt in the unsecured revolving credit facility to fixed rate debt. The notional principal amount of the swap agreement is $10,000 with an effective fixed rate of 5.75%. The swap agreement is settled each month and expired in July 2001. Based upon current interest rates, the Company did not renew this agreement.

         The Company's cash flows from operations in year to date 2001 were $9,714, a $3,226 increase from the year to date 2000. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.

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

         Effective fiscal year 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Therefore, freight charged to customers is now included in sales ($348 and $1,113 for the third quarter 2001 and for the period ended September 28, 2001, respectively) rather than as an offset to freight expenses. All prior year amounts ($465 and $1,393 for the third quarter 2000 and for the period ended September 29, 2000, respectively) have been restated to conform to the current presentation.

         Effective July 2001, the Financial Accounting Standards Board Issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangibles" effective the beginning of fiscal year 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates amortization of goodwill and requires acquired intangibles to be separately recognized. Goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company is currently evaluating the impact of adoption of these statements.

Recent Developments

Self -Tender Offer

         On August 3, 2001, the Company announced the final results of its "Modified Dutch Auction", which expired at 5:00 PM, New York City time, on July 30, 2001. Based upon a final count by American Stock Transfer & Trust Company, the depository for the offer, a total of 530,959 shares were tendered at or below $11.00 per share. Due to the over-subscription, shares tendered were pro-rated. The Company purchased 150,003 shares at $11.00 per share, resulting in a final pro-ration of 28.3%. The Company expected that the depositary had issued payment for shares purchased in the offer on or about August 6, 2001.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

         99.1 Press release issued by the company on August 3, 2001

b)       Reports on Form 8-K
         None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on October 31, 2001

                           TB WOOD'S CORPORATION



                           By:  /s/ Thomas F. Tatarczuch
                                -----------------------------------
                                THOMAS F. TATARCZUCH
                                Vice President-Finance
                                (Principal Financial Officer and
                                Principal Accounting Officer)