Form 10-K
period 2001-12-28
TB WOODS CORP
filed 2002-03-15
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
     PURSUANT TO SECTIONS 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 28, 2001
                                       OR
 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from ________ to __________.

                         Commission file number: 1-14182

                              TB Wood's Corporation

             (Exact name of registrant as specified in its charter)

           Delaware                                     25-1771145
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

440 North Fifth Avenue, Chambersburg, PA                  17201
(Address of principal executive offices)               (Zip Code)

               Registrant's telephone number, including area code:
                                 (717) 264-7161

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price on February 28, 2002, was $24,283,540. On February 28, 2002, there were 5,226,848 shares of the registrant's common stock outstanding.

                       Documents Incorporated by Reference
Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III hereof. Only those specific portions so incorporated are to be deemed filed as part of this Form 10-K.

                              TB WOOD'S CORPORATION

                    FISCAL YEAR 2001 FORM 10-K ANNUAL REPORT



                                TABLE OF CONTENTS

PART I........................................................................................................    3
      Item 1. Business........................................................................................    3
      Item 2. Properties......................................................................................    7
      Item 3. Legal Proceedings...............................................................................    7
      Item 4. Submission of Matters to a Vote of Security Holders.............................................    7

PART II.......................................................................................................    8
      Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters..........................    8
      Item 6.  Selected Financial Data........................................................................    8
      Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation...........    9
      Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....................................   13
      Item 8.  Financial Statements and Supplementary Data....................................................   14
      Item 9.  Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure.....................................................   32


PART III......................................................................................................   32
      Item 10. Directors and Executive Officers of the Registrant.............................................   32
      Item 11. Executive Compensation.........................................................................   32
      Item 12. Security Ownership of Certain Beneficial Owners and Management.................................   32
      Item 13. Certain Relationships and Related Transactions.................................................   33

PART IV.......................................................................................................   33
      Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................   33

SIGNATURES....................................................................................................   36

                                     PART I

Item 1. Business.

General

TB Wood's Corporation (the "Company" or "TB Wood's") is an established designer, manufacturer and marketer of electronic and mechanical industrial power transmission products. The Company's products are sold to North American and international manufacturers and users of industrial equipment. Headquartered in Chambersburg, Pennsylvania, the 145 year-old business operates 12 production facilities with less than 1,000 employees in the United States, Canada, Mexico, Germany, India and Italy. The Company has a network of more than 1,000 select independent and multi-branch distributors with over 3,000 locations in North America.

History

The Company was incorporated in 1995 to acquire the outstanding common stock of TB Wood's Incorporated, which occurred in January 1996. TB Wood's Incorporated ("TBW"), which was founded in 1857 and incorporated in 1905 in Pennsylvania as T.B. Wood's Sons Company, entered the power transmission industry at the turn of the century.

The Company's core electronic product offerings total 11 product families in 1996. Since that time, the Company has introduced and launched several new electronic products and product line extensions that bring the total number of active electronic product families to 34. Eight of these introductions have occurred within the last four years. These include a new line of full-featured drives, a high-performance vector drive, an integrated motor drive, and a sub-micro drive. In 2001, the Company introduced a National Sanitation Foundation certified drive for use in Food Area Splash zone applications. In addition, the Company has continued its focus on cost-effective drives for industrial Original Equipment Manufacturer ("OEM") applications. Since 1992, the Company has introduced nine new mechanical products and product line extensions, including three mechanical belted drive products and four new coupling products.

The Company uses acquisitions and strategic alliances to enhance product offerings, gain access to technology and products, leverage fixed costs, and extend the Company's global reach. Since 1993 the Company has completed eight acquisitions. In the electronics business the Company acquired Plant Engineering Consultants, Inc., an established supplier of integrated drive systems for the fibers industry; Ambi-Tech Industries, Inc., a leading manufacturer of electronic brakes; and Graseby Controls Inc., a supplier of high-frequency drives for machine tool applications. In December 1997, the Company acquired Berges electronic GmbH in Germany, and its subsidiary Berges electronic S.r.l. in Italy. The Berges companies are well-established drive developers, manufacturers and marketers, and are located in two of the most important machinery markets in Europe. The Company's mechanical business acquisitions include several lines of flexible couplings and variable speed drives from Dana Corporation; Grupo Blaju S.A. de C.V., the leading Mexican manufacturer and marketer of belted drives; and Deck Manufacturing, a producer of gear couplings. During July, 1999, the Company entered into a joint venture with The Electron Corp., located in Littleton, Colorado in the belted drive business to leverage fixed costs, provide additional foundry capacity, and open new customer opportunities. The Company has strategic alliances with companies in Finland, France, Switzerland, Australia, New Zealand and Japan.

Industry Overview

The power transmission industry provides electronic and mechanical products used in manufacturing and material processing activities that transfer controlled power from a motor or engine to a machine. The power transmission industry consists of three product categories: mechanical power transmission components, gear boxes and electronic drives. The Company competes in the mechanical power transmission components and electronic drives product categories.

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

For further information on the Company's operating segments, refer to the consolidated financial statements and footnote No. 9 included in this Form 10-K. Sales amounts in the following table are in millions of dollars.

                                          2001                         2000                         1999
                               Net Sales          %          Net Sales         %          Net Sales         %
Electronic Power                 $38.7          35.6%          $51.4         38.2%          $50.0         39.9%
Transmission
Products

Mechanical Power                  70.1          64.4%           83.0         61.8%           75.3         60.1%
Transmission
Products
                                $108.8         100.0%         $134.4        100.0%         $125.3        100.0%

Electronic Product Offering

The Company designs and manufactures Alternating Current ("AC") and Direct Current ("DC") electronic drives and integrated electronic drive systems that are marketed throughout North America and internationally. These products are used to control the speed, acceleration, and other operating characteristics of electric motors in manufacturing processes. The Company's standard AC electronic drive products, which represent most of its net sales of electronic drive product offering, are programmable to meet the needs of specific applications with particular strengths in food processing, materials handling, heating and ventilating systems, oil production, textile/fibers, packaging and general machinery applications. The Company's electronic products are designed to meet both North American and European standards. The Company's integrated electronic drive systems consist of uniquely configured AC and/or DC electronic drives, programmable logic controllers and in-house designed custom printed circuit boards as well as software. These systems are packaged in custom enclosures to meet the requirements of specific applications.

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

Marketing and Distribution

The Company's products are sold principally throughout North America and, to a lesser extent, internationally. In North America, the Company sells to select authorized industrial distributors who resell the Company's products to industrial consumers and OEMs. The Company also sells directly to over 300 OEMs. The Company's marketing alliances include licensing agreements and distribution agreements with distributors and manufacturers who, in some cases, market the Company's products under private label agreements. In North America, the Company has its own technical sales force of more than 40 people and several specialized manufacturers' representatives.

The Company operates central distribution centers in Chambersburg, Pennsylvania; Reno, Nevada; Stratford, Ontario and Mexico City, Mexico and regional distribution centers in Atlanta, Georgia; Orlando, Florida; Montreal, Quebec; Edmonton, Alberta; Marienheide, Germany; Naturns, Italy; and Bangalore, India.

The Company's products are manufactured to maintain stock inventories and to meet forecasts from specific customers. On-time delivery is important. Order backlogs are generally less than one month's customer shipments and are not considered to be material in amount.

Customers

The Company's products are consumed principally by industrial users through industrial distributors. The Company's OEM customers include a number of Fortune 500 companies. The Company's distributor customers include, among others, Motion Industries and Kaman Industrial Technologies who are among the largest distributors in the power transmission industry. In addition, the Company's distributors also sell to OEMs. Management believes that the Company is one of the leading suppliers of power transmission products, based on sales volume, to its distributors. The Company's five largest customers accounted for approximately 36% of the Company's net sales in 2001.

Competition

The power transmission industry is highly competitive. Competition in the AC and DC electronic drive product categories is based on product performance, physical size of the product, tolerance for hostile environments, application support, availability and price. The Company's competitors in these electronic product categories include large multi-national companies in North America, Europe and Asia, as well as many small, domestic niche manufacturers. The integrated electronic drive system market is driven by increased demand from end users for greater speed and process control. This market includes sales of products used in the maintenance and replacement of existing systems, upgrades to existing systems and new capacity expansion. Competition is based on process knowledge and engineering, software design, product durability and price. Major systems competitors include Asea Brown Boveri, Allen Bradley, Danfoss and Siemens Corp. The Company competes with several divisions of large industrial companies as well as many small to mid-sized independent companies in the mechanical product category. Competition in the mechanical product offering is based on availability, quality, price, size capability, engineering and customer support. The Company's most significant competitors in the mechanical product category include Rockwell, Emerson Electric Co. Inc., Martin Sprocket and Gear, Rexnord Corp. and Lovejoy Industries Inc. Management believes that there are no significant foreign competitors in the North American mechanical product market because of a fragmented customer base, prohibitive freight costs as compared to selling price and difficult access to existing distribution channels.

Research and Development

The Company's research and development efforts include the development of new products, the testing of products, and the enhancement of manufacturing techniques and processes. The Company's annual expenditures for research and development (including royalties and payments to third parties) were $3.1 million for 2001, $3.1 million for 2000 and $3.7 million for 1999 which as a percent of net sales during the last three fiscal years have been 2.8% for 2001, 2.3% for 2000, and 2.9% for 1999. The Company completed a new Technology Center at the Chambersburg facility that is designed to make the research and development investment more productive by making it easier for engineers to share insights and collaborate on projects. Electronic drive system research is conducted in Chattanooga, TN.

Raw Materials

The Company uses standard purchased components in all of its electronics products. The Company also purchases specialized components designed by its engineers. Purchased components include power transistors, capacitors, printed circuit boards, microprocessors and associated semiconductor integrated circuits, aluminum heat sinks, plastic enclosures and sheet metal stampings. These electronic parts and components are purchased from a number of suppliers and management has taken steps to qualify multiple sources for key items. The principal raw materials used in the Company's mechanical manufacturing operations are various types of steel, including pig iron, metal stampings, castings, forging and powdered metal components. The Company also designs, tools and out-sources special components made of aluminum, powdered metal and polymers. The Company purchases the materials used in its mechanical manufacturing operations from a number of suppliers and management believes that the availability of its materials is adequate.

Patents and Trademarks

The Company owns patents relating to its coupling, composite, synchronous drive, open belted variable speed drive electronic drive and clutch/brake product lines. The Company also owns several patents relating to the design of its products. From time to time, the Company will grant licenses to others to use certain of its patents and will obtain licenses under the patents of others. In addition, the Company owns or has the right to use registered United States trademarks for the following principal products: Sure-Flex(R), Formflex(R), Ultra-V(R), Roto-Cone(R), Var-A-Cone(TM), True Tube(TM), AmbiTech(TM), E-trAC(R), Ultracon(R), Fiberlink(TM), Dura-Flex(R), Disc-O-Torque(R), E-FLOW(R), E-Trol, IMD(R), NLS, Petro-trAC(R), Roto-Cam, S-trAC(R), Sure-Grip, Volkman(R), All-Pro(R), Superstart(R), and Truetube(R).

Employees

As of December 28, 2001 the Company employed approximately 1,000 people. At its Stratford, Ontario, Canada facility 32 employees are represented by the United Steelworkers of America pursuant to a collective bargaining agreement dated January 20, 2001 that expires on January 19, 2004. On January 31, 2002, 27 of the employees represented by the United Steelworkers of America were permanently laid-off as the Company decided to discontinue manufacturing operations at that location. The National Metal Workers' Union of Mexico represents approximately 100 production employees in the Company's Mexican facilities pursuant to collective bargaining agreements that expire on January 31, 2003. The Company has created the TB Wood's Institute, which offers training programs to improve employees' operating, management and team-building skills.

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

The Mt. Pleasant Facility is currently listed on Michigan's inactive hazardous waste site list pursuant to the Michigan version of CERCLA (formerly known as "Act 307", amended and recodified on June 5, 1995 as Part 201 of the Natural Resources and Environmental Protection Act ("Part 201")). The Mt. Pleasant Facility was first placed on the Michigan hazardous waste site list in 1991, when Dana Corporation owned the Facility. When the Company acquired the Mt. Pleasant Facility from Dana Corporation, the Asset Purchase Agreement dated March 31, 1993 (the "Asset Purchase Agreement") included an environmental indemnity provision. Pursuant to this provision, Dana Corporation agreed to indemnify the Company with respect to any environmental liabilities to the extent they arose out of environmental conditions first occurring on or before the closing date, including the presence or release of any hazardous substances at, in, or under the Mt. Pleasant Facility and with respect to the identification of the Mt. Pleasant Facility on the Michigan list of inactive hazardous waste sites. The Dana Corporation is conducting a limited remediation with respect to volatile organic compounds found in soils and groundwater. The Company has not been notified by the Michigan Department of Natural Resources or any other governmental agency or person that it has any responsibility for investigating or remediating such environmental conditions. Although the Company has no reason to believe Dana Corporation cannot fulfill its remediation and indemnification obligations under the Asset Purchase Agreement, if Dana Corporation is unable to fulfill such commitments, then the Company may incur additional costs.

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

Recent Developments

Effective February 21, 2001, the Company's common stock began trading on The NASDAQ Stock Market ("NASDAQ") under the symbol TBWC following notification from the New York Stock Exchange ("NYSE") that the Company did not meet certain of the NYSE's continued listing criteria. Following an analysis and recommendation by management, the Company's Board of Directors determined that moving to the NASDAQ was in the best interest of the Company.

The Company has been advised that The Electron Corp. ("Electron"), the minority partner in a joint venture established to manufacture and market belted drive products that are part of the Company's Mechanical Power Transmission Products segment, filed for bankruptcy on November 19, 2001 under Chapter 11 (Reorganization) of the U.S. Bankruptcy Code. Electron is a supplier of castings for belted drive products to the joint venture. Although Electron has suspended manufacturing operations pending the development of a reorganization plan, the joint venture has not suffered any interruptions to its business as these types of castings are readily available from the Company's own foundry or other third-party suppliers. Based upon current information available to it, management does not believe this event will have any material impact upon its business operations.

As part of the Company's ongoing efforts to reduce costs in the current business environment, the Company closed its manufacturing operations located in Stratford, Ontario, Canada, effective January 31, 2002. This closure affects 27 employees. The Company will maintain its distribution facility at that location to service the Canadian marketplace. The Company's estimates the pretax severance costs to be $230,000 and other period costs of $240,000 which will be incurred during the First Quarter of fiscal 2002.

Item 2. Properties.

The Company owns and operates the following facilities:

--------------------------------------------------------------------------------------------------------------------
Location                                 Operations                                                      Sq. Feet
--------------------------------------------------------------------------------------------------------------------
Chambersburg, Pennsylvania               Foundry production of iron, and manufacturing and                440,000
                                           engineering of mechanical products. Central
                                           distribution, administrative offices and corporate
                                           headquarters.
--------------------------------------------------------------------------------------------------------------------
Scotland, Pennsylvania                   Manufacturing and engineering of electronic products.             51,300
--------------------------------------------------------------------------------------------------------------------
Trenton, Tennessee                       Manufacturing of mechanical products.                             60,000
--------------------------------------------------------------------------------------------------------------------
Stratford, Ontario, Canada               Manufacturing of mechanical products (Closure announced           46,000
                                           January 31, 2002). Central distribution and
                                           administrative offices for Canada.
--------------------------------------------------------------------------------------------------------------------
San Marcos, Texas                        Manufacturing and engineering of mechanical products.             51,000
--------------------------------------------------------------------------------------------------------------------
Mt. Pleasant, Michigan                   Manufacturing of mechanical products.                             30,000
--------------------------------------------------------------------------------------------------------------------
Chattanooga, Tennessee                   Manufacturing, engineering and sales of integrated                60,000
                                           electronic drive systems. Headquarters of PEC.
--------------------------------------------------------------------------------------------------------------------
Greensboro, North Carolina               Manufacturing of electrical products.                             22,400
--------------------------------------------------------------------------------------------------------------------

In addition, the Company leases manufacturing facilities in Mexico City, Mexico (53,700 sq. ft.); San Luis Potosi, Mexico (36,300 sq. ft.); Marienheide, Germany (9,800 sq. ft.); Naturns, Italy (19,500 sq. ft.); and Bangalore, India (4,500 sq. ft.). The Company leases distribution facilities in Reno, Nevada; Montreal, Quebec and Edmonton, Alberta in Canada. The Company uses contract warehouses in Orlando, Florida and Atlanta, Georgia.

Item 3. Legal Proceedings.

The Company is a party to various legal actions arising in the ordinary course of business. The Company does not believe that the outcome of any of these actions will have a materially adverse affect on the consolidated financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted for a vote of the security holders during the fiscal quarter ended December 28, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company consummated the Initial Public Offering ("IPO") of its common stock on February 8, 1996 and, effective February 21, 2001, its Common Stock is traded on NASDAQ under the symbol "TBWC". From the time of the IPO up until February 21, 2001, the Company's common stock was listed on the NYSE. The high and low prices for the Common Stock, and dividends paid on Common Stock, during the period from January 1, 2000 through December 28, 2001 were as follows:

                                                        Sales Price                      Dividends
                                                        -----------                      ---------
                                                    High              Low           Declared          Paid
                                                    ----              ---           --------          ----
Fiscal Year 2000            1st quarter            $ 9.88            $8.25            $.09            $.09
                            2nd quarter             11.00             8.19             .09             .09
                            3rd quarter             12.56             9.38             .09             .09
                            4th quarter             11.13             6.38             .09             .09

Fiscal Year 2001            1st quarter            $ 8.94           $ 6.75            $.09            $.09
                            2nd quarter              9.25             7.51             .09             .09
                            3rd quarter              9.95             7.96             .09             .09
                            4th quarter              8.66             6.27             .09             .09

On February 28, 2002, there were 167 registered shareholders of the Company's Common Stock, and the high and low sales price for the Common Stock were $8.50 and $8.40, respectively. During fiscal year 2001, the Company declared and paid total dividends of $.36 on the shares of its Common Stock. The Company declared a $.09 dividend on January 3, 2002 and paid it on January 31, 2002. The declaration of any dividend, including the amount thereof, will be at the discretion of the Board of Directors of the Company, and will depend on the Company's then current financial condition, results of operations and capital requirements, and such other factors as the Board of Directors deems relevant.

There were no sales of unregistered securities during the period of December 29, 2000 through December 28, 2001, except for sales of shares to key employees and directors upon exercise of options issued in a non-public offering pursuant to an exemption from the registration requirements of the 1933 Act, under Section 4(2) of the 1933 Act.

In December 1999, the Company accepted for payment 400,000 shares of Common Stock at $9.00 per share as part of a self-tender offer to its shareholders. In August and September 2001, the Company accepted for payment 200,003, shares of Common Stock at $11.00 per share as part of a self-tender offer to its shareholders.

Item 6. Selected Financial Data.

The following tables set forth selected historical financial and operating data for the Company for each of the five years through fiscal year 2001 and have been derived from the Company's financial statements which have been audited by the Company's independent public accountants. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation."

The Company's fiscal year ends on the Friday closest to the last day of December. Fiscal year-ends are as follows:

             2001                     December 28, 2001
             2000                     December 29, 2000
             1999                     December 31, 1999
             1998                     January 1, 1999
             1997                     January 2, 1998

Selected Financial Data

(in thousands, except per share data)

-------------------------------------------------------------------------------------------------------------
                 Fiscal Year                          2001         2000        1999        1998        1997
-------------------------------------------------------------------------------------------------------------
Net sales                                           $108,805     $134,357    $125,334    $135,415    $125,463
Gross profit                                          37,037       48,500      45,954      49,055      46,448
Operating income before minority interest              5,875       14,055      12,108      15,566      16,951
Minority interest                                      1,147        1,554         808           0           0
Operating income after minority interest               4,728       12,501      11,300      15,566      16,951
Net income                                             2,906        6,145       5,367       7,890       8,689
                                                --------------------------------------------------------------
Cash Flow
   Cash provided by operations                       $12,825      $13,758     $10,050     $ 6,228    $ 16,829
   Capital expenditures                                4,110        7,712       8,316       7,481       5,824
                                                --------------------------------------------------------------

Working capital*                                     $28,571      $33,378     $34,245    $ 34,644     $27,682
Total assets                                          87,632      102,660     102,866      96,025      89,617
Total debt                                            28,645       33,919      36,924      32,469      26,539
Shareholders' equity                                  28,445       30,092      27,692      28,515      23,606
                                                --------------------------------------------------------------
Per Share Data
   Net income                                          $0.54        $1.12       $0.91       $1.33       $1.47
   Cash dividends paid                                   .36          .36         .36         .35         .32
   Book value                                           5.31         5.50        4.69        4.81        3.99
                                                --------------------------------------------------------------
Diluted Weighted average shares
                        Outstanding                    5,355        5,473       5,910       5,932       5,921

*Working capital is defined as the sum of accounts receivable, inventory, and other current assets, less accounts payable and accrued expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 28, 2001 Compared to Year Ended December 29, 2000

Net Sales for fiscal 2001 were $108.8 million compared to $134.4 million in 2000; a reduction of $25.6 million or 19.0%. The principal reason for this reduction has been the length and severity of the US industrial slowdown. Based on data received from industry trade associations, management believes its main competitors had similar reductions in sales.

Gross profit for 2001 declined to $37.0 million from $48.5 million in 2000, a reduction of $11.5 million or 23.6%. Gross profit as a percent of net sales decreased to 34.0% from 36.1% due primarily to the lower absorption of fixed manufacturing expenses as a result of the lower level of manufacturing operations caused by lower sales volume and a reduction of inventory. A major initiative of the Company during 2001 was the reduction of inventory. The reduction realized during 2001 totaled $8.4 million. This reduction came about by better matching of manufacturing operational levels to customer demands and reduction of manufacturing lead and operational times. This was the first year of a program that will be ongoing as a result of which the Company anticipates a further reduction of inventory during 2002 that could be at least $2 million.

Selling, general, and administrative ("SG&A") expense for fiscal 2001 decreased to $31.2 million from $34.4 million in 2000, a reduction of $3.2 million or 9.5%. SG&A expense as a percent of net sales increased to 28.6% from 25.6% because the Company was unable to reduce the fixed costs that are part of SG&A expense. The major challenge in 2001 continued to be executing tight control of discretionary expenses and head count while continuing to work on new product development for projects that will benefit the future.

Operating income in fiscal 2001 and 2000 includes a benefit of $2.4 million and $0.9 million, respectively, from the amortization of unrecognized prior service benefit and unrecognized net actuarial gain in the Company's defined benefit postretirement medical plan. The increased benefit in fiscal 2001 relates to revised actuarial estimates for fiscal 2001. The Company also terminated postretirement medical plan benefits for all employees retiring subsequent to December 31, 2001. As a result of the curtailment of postretirement benefits, the Company realized a gain in fiscal 2001 in the amount of $482,000.

Interest expense for fiscal 2001 of $1.4 million was lower than fiscal 2000 by $1.5 million. This was due to the consistent reduction of debt levels during 2001 and lower interest rates.

Other (expense) income, net for fiscal 2001 was a net of $0.6 million as compared to $0.3 million for 2000, an improvement of $0.3 million. This was due primarily to the gain of $.6 million on the selling of a warehouse in 2001.

The effective tax rate for 2001 was 25% down from 38% in 2000. The decrease in the effective tax rate was primarily due to a tax benefit related to revised estimates of the Company's income tax liability and the realization of certain state refunds of approximately $519,000 as well as certain tax credits.

Net income for fiscal 2001 decreased to $2.9 million from $6.1 million in 2000, a reduction of $3.2 million or a 52.7% decrease from 2000. The principal reasons for the reduction were lower fixed expense absorption and reduced sales volume.

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgement by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgements are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our significant accounting policies include:

Allowances for doubtful accounts, discounts and claims: The Company maintains allowances for doubtful accounts, discounts and claims resulting from the inability of our customers to make required payments, projected cash discounts to be taken in the month following the end of the accounting period and any claims customers may have for merchandise. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowance and/or reserve for product warranty and returns: Our warranty reserve and allowance for product returns is established based upon our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty reserve and allowance for product returns is adequate and that the judgement applied is appropriate based upon our historical experience for these items, actual amounts determined to be due and payable would differ and additional allowances may be required.

Property, Plant and Equipment: Property, plant and equipment and certain other long-lived assets are depreciated or amortized over their projected useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Future technological developments may mean that the useful lives are shorter than originally anticipated as a result of which adjustments would have to be made resulting in higher depreciation charges for future periods.

Reserve for Inventory Obsolescence: The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Revenue Recognition: The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The Company establishes allowances to cover anticipated doubtful accounts, sales discounts, product warranty, and returns based upon historical experience. Shipping and handling costs charged to customers are included as a component of net sales.

Postretirement Benefit Obligation: The Company in consultation with an actuarial firm specializing in the valuation of postretirement benefit obligations selects certain actuarial assumptions to base the actuarial valuation of such obligation on such as the discount rate (interest rate used to determine present value of obligations payable in the future), initial health care cost trend rate, the ultimate cost care trend rate and mortality tables to determine the expected future mortality of plan participants. To the extent that the actual rates and mortality vary from the assumptions used to determine the present actuarial valuation of these postretirement benefits, additional provision for expense may be necessary.

Year Ended December 29, 2000 Compared to Year Ended December 31, 1999

Net sales for fiscal 2000 increased to $134.4 million from $125.3 million in 1999, an increase of $9.1 million, or 7.2%. The sales strength was negatively affected by the strong U.S. dollar. The increase in the exchange rate of the U.S. Dollar relative to foreign currencies in which our foreign subsidiaries transact business during 2000 as compared to 1999 had the effect of reducing sales by $1.8 million and gross profit by $.6 million for 2000. Principal areas of growth were market growth of $6.6 million in mechanical belted drives, and $
3.3 million of customer growth in electronic AC motor drives.

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

Operating income in fiscal 2000 and 1999 includes a benefit of $0.9 million and $1.5 million, respectively, from the amortization of unrecognized prior service benefit and unrecognized net actuarial gain on the Company's defined benefit postretirement medical plan.

Minority interest in joint ventures increased from $808,000 in 1999 to $1,554,000 in 2000 due to the fact that the joint venture with The Electron Corp. was in operation for 12 months during 2000 while in 1999 it only operated for six months. Interest expense, a component of total other expense, increased to $2.9 million in 2000 from $1.9 million in 1999. This increase was due primarily to higher interest rates and additional debt to finance the self-tender offer.

Other, net, a component of total other expense, net, was income of $291,000 in 2000 compared to an expense of $657,000 in 1999 for a change of $948. The 1999 expense included $350,000 of expense due to the termination of a proposed acquisition and $100,000 of charges related to the closing of a plant which expenses did not reoccur in 2000. Realized foreign exchange gains increased by $206,000 in 2000 as compared to 1999 and the loss on disposition of assets decreased by $124,000 in 2000 as compared to 1999 for a total of $330,000 increase in 2000.

The effective income tax rate for 2000 was 38.0% as compared to 38.5% in the prior year. The effective income tax rate decreased due to corporate structural changes made to reduce state income taxes.

Net income for fiscal 2000 increased to $6.1 million from $5.4 million in 1999, an increase of $0.7 million, or 14.5%. The primarily reason for this improvement was higher sales volume.

Liquidity and Capital Resources

The Company's principal sources of funds are cash flows from operations and borrowings under the Company's revolving credit agreement of $52.5 million. Cash provided from operations in 2001 was $12.8 million, $13.8 million in 2000 and $10.1 million in 1999. Net cash used in investing activities during fiscal years 2001, 2000, and 1999 was $2.9 million, $7.6 million, and $7.8 million, respectively. The Company's investing activities in 2001, 2000 and 1999 were primarily capital expenditures. The Company's revolving credit agreement, which matures in October 2003, was recently amended to provide additional flexibility under certain of the financial covenants.

Capital expenditures for fiscal years 2001, 2000, and 1999 were $4.1 million, $7.7 million, and $8.3 million, respectively. During the last three fiscal years, the Company has made significant capital investments in computer controlled surface mount production ("SMT") lines for populating semiconductors onto circuit boards, test and production equipment at the Company's foundry in Chambersburg, and other equipment to improve and modernize production facilities. In 2001, the Company completed the renovation of the advanced engineering center in Chambersburg, acquired other equipment to upgrade a portion of machine tool base for mechanical product business, and tooling and equipment to support new product introductions for electronic product business. In 2000, the Company continued the renovation of the advanced engineering center in Chambersburg, acquired other equipment to upgrade a portion of the machine tool base for mechanical product business, and tooling and equipment to support new product introductions for electronic product business. In 1999, the Company completed the new San Marcos, Texas facility, upgraded some of the machine tool equipment base for mechanical product business, and started the renovation of the advanced engineering center in Chambersburg. These capital expenditures are intended to reduce costs, improve product quality, and provide additional capacity for meeting the Company's growth objectives.

The amount of commitments for capital expenditures at December 28, 2001 was immaterial.

In March 1999, the Company borrowed $3.0 million by using Variable Rate Demand Revenue Bonds, under the authority of the Industrial Development Corporation City of San Marcos, Texas to finance a new facility for the mechanical products business.

The Company paid $1.9 million in dividends during 2001, $2.0 million in 2000, and $2.1 million in 1999. The Company paid a $0.09 per share dividend in the first, second, third, and fourth quarters of 2001, and declared a $0.09 dividend on January 3, 2002 and paid it on January 31, 2002.

The Company believes that it will have sufficient cash flows from operations and available borrowings to meet its future short-term and long-term cash needs for interest, operating expenses, and capital expenditures. The Company had available as of December 28, 2001 $24,243 million under its revolving credit agreement with PNC Bank, N.A. Because of the reduction of inventory and capital expenditures during fiscal 2001, the company was able to reduce its long-term debt.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. TB Wood's adopted the standard as of December 29, 2000, and the adoption did not materially impact our consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. TB Wood's adopted this standard as of fiscal year 2000, and there was no impact on the financial statements.

In December 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires all amounts billed to a customer in a sale transaction related to shipping and handling to be recorded as revenues earned for the goods provided. Costs incurred for shipping and handling are classified as costs of sales.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations effective for business acquisitions subsequent to June 30, 2001, and No. 142, Goodwill and Other Intangible Assets effective for fiscal years beginning after December 15, 2001. Under these new standards, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $166,000 ($.03 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of December 29, 2001 (first day of fiscal 2002) and has not yet determined what the impact of adoption of this statement will be on the earnings and financial position of the Company.

In June 2001 FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations and in August 2001 SFAS No. 144 Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of these statements will have a material impact upon the earnings and financial position of the Company.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the potential change in an instrument's value caused, for example, by fluctuations in interest and currency exchange rates. The Company's primary market risk exposures are interest rate and unfavorable movements in exchange rates between the U.S. dollar and each of the Mexican peso, Canadian dollar, Euro, and Indian rupee. Monitoring and managing these risks is a continual process carried out by senior management. Market risk is managed based on an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company's financial advisors, both internal and external, provide ongoing advice regarding trends that affect management's assessment.

The effective interest rate payable on the Company's revolving credit agreement is influenced by the actions of the Federal Reserve Bank Board in establishing from time to time the Federal Funds Interest Rate which is the rate banks borrow from the Federal Reserve Bank. During 2001 the Federal Reserve implemented a number of reductions in the Federal Funds Interest Rate in an effort to stimulate the U.S. economy. As a result the effective interest rate that the Company paid on its borrowings under the revolving credit agreement declined and interest expense declined as a result thereof and reduced borrowing levels. To the extent that the Federal Reserve increases the Federal Funds Interest Rate in the future, the effective interest rate on the Company's revolving credit agreement will increase and its interest expense will increase accordingly if borrowing levels remain constant. Based on the balance outstanding under our revolving credit agreement at year-end, a 1% change in the effective interest rate would have changed interest expense by $225,000.

In August 1998, the Company entered into an interest rate swap agreement that effectively converted $10,000,000 of the underlying variable rate debt in the unsecured PNC revolving credit facility to fixed rate debt. The notional principal amount of the swap agreement is $10,000,000 with an effective fixed rate of 5.75%. The swap agreement was settled each month and expired in July 2001. The Company did not renew or reestablish a similar interest swap agreement in 2001.

Interest Rate Derivatives at         2001            2000            1999
Interest Rate Swap:
   Variable to Fixed
   Fixed Rate U.S.                   None        $10,000,000      $10,000,000
   Average Pay Rate                                 5.75%            5.75%

Item 8. Financial Statements and Supplementary Data.

                                                                                                                Page
                                                                                                                ----
Report of Independent Public Accountants.....................................................................    15

Consolidated Balance Sheets as of December 28, 2001 and December 29, 2000....................................    16

Consolidated Statements of Operations for the Years Ended December 28, 2001,
     December 29, 2000, and December 31, 1999................................................................    17

Consolidated Statements of Comprehensive Income for the Years Ended December 28, 2001,
     December 29, 2000, and December 31, 1999................................................................    17

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 28, 2001,
     December 29, 2000, and December 31, 1999................................................................    18

Consolidated Statements of Cash Flows for the Years Ended December 28, 2001,
     December 29, 2000 and December 31, 1999 ................................................................    19

Notes to Consolidated Financial Statements...................................................................    20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To TB Wood's Corporation:

We have audited the accompanying consolidated balance sheets of TB Wood's Corporation (a Delaware corporation) and Subsidiaries as of December 28, 2001 and December 29, 2000 and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 28, 2001. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TB Wood's Corporation and subsidiaries as of December 28, 2001 and December 29, 2000 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts listed in Item 14(a) (2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 8, 2002

                     TB Wood's Corporation And Subsidiaries

                           Consolidated Balance Sheets

(in thousands, except per share and share amounts)                                     2001               2000
ASSETS

Current Assets:
   Cash and cash equivalents                                                      $        581       $       619
   Accounts receivable, less allowances for doubtful accounts, discounts,
      and claims of $472 and $410 in 2001 and 2000, respectively                        15,706            18,912
    Inventories:
      Finished goods                                                                    16,370            21,927
      Work in process                                                                    7,298             9,060
      Raw materials                                                                      5,566             7,112
      LIFO reserve                                                                      (5,432)           (5,883)
                                                                                ---------------------------------
                                                                                        23,802            32,216
    Other Current Assets:                                                                1,849             1,908
                                                                                ---------------------------------
          Total current assets                                                          41,938            53,655
                                                                                ---------------------------------
Property, Plant, and Equipment:
   Machinery and equipment                                                              48,750            56,242
   Land, buildings, and improvements                                                    16,216            14,535
                                                                                ---------------------------------
                                                                                        64,966            70,777
   Less accumulated depreciation                                                        32,025            37,060
                                                                                ---------------------------------
           Total Property, Plant and Equipment                                          32,941            33,717
                                                                                ---------------------------------
Other Assets:
   Deferred income taxes                                                                 2,265             3,542
   Goodwill, net of accumulated amortization of $2,157
      and $1,931 in 2001 and 2000, respectively                                          8,865             9,546
   Other                                                                                 1,623             2,200
                                                                                ---------------------------------
                                   Total other assets                                   12,753            15,288
                                                                                ---------------------------------
                                                                                  $     87,632       $   102,660
                                                                                =================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                                           $        843       $       258
   Accounts payable                                                                      7,469             8,663
   Checks outstanding                                                                    1,635             1,169
   Accrued expenses                                                                      5,317            10,995
   Deferred income taxes                                                                 1,202             1,398
                                                                                ---------------------------------
   Total current liabilities                                                            16,466            22,483
                                                                                ---------------------------------
Long-term debt, less current maturities                                                 27,802            33,661
Postretirement benefit obligation, less current portion                                 11,857            14,133
Minority interest                                                                        3,062             2,291
Commitments and Contingencies (Note 7)
Shareholders' Equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized,
      no shares issued or outstanding                                                        0                 0
   Common stock, $.01 par value; 40,000,000 shares authorized,
      5,639,798 issued and 5,219,447 outstanding in 2001, and
      5,887,698 issued and 5,400,908 outstanding in 2000                                    57                59
   Common stock in treasury at cost; 420,351 shares in 2001
      and 486,790 shares in 2000                                                        (4,338)           (4,566)
   Additional paid-in capital                                                           26,720            29,086
   Retained earnings                                                                     8,968             8,147
   Accumulated other comprehensive income(loss)                                         (2,962)           (2,634)
                                                                                ---------------------------------
      Total shareholders' equity                                                        28,445            30,092
                                                                                ---------------------------------
                                                                                  $     87,632       $   102,660
                                                                                =================================

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries

                      Consolidated Statements of Operations

(in thousands, except per share amounts)                            2001          2000         1999
Net sales                                                         $108,805      $134,357     $125,334
Cost of sales                                                       71,768        85,857       79,380
                                                                 -------------------------------------
   Gross profit                                                     37,037        48,500       45,954
Selling, general, and administrative expenses                       31,162        34,445       33,846
                                                                 -------------------------------------
   Operating income before minority interest                         5,875        14,055       12,108
Minority interest in joint ventures                                  1,147         1,554          808
                                                                 -------------------------------------
     Operating income after minority interest                        4,728        12,501       11,300
                                                                 -------------------------------------
Other (expense) income:
   Interest expense and other finance charges                       (1,427)       (2,880)      (1,915)
   Other, net                                                          576           291         (657)
                                                                 -------------------------------------
      Other expense, net                                              (851)       (2,589)      (2,572)
                                                                 -------------------------------------
Income before provision for income taxes                             3,877         9,912        8,728
Provision for income taxes                                             971         3,767        3,361
                                                                 -------------------------------------
Net income                                                        $  2,906      $  6,145     $  5,367
                                                                 =====================================
Per share of common stock:
Basic:
   Net income per common share                                       $0.55         $1.12       $ 0.91
                                                                 =====================================
   Weighted average shares of common stock and
      equivalents outstanding                                        5,332         5,468        5,896
                                                                 =====================================
Diluted:
   Net income per common share                                       $0.54         $1.12       $ 0.91
                                                                 =====================================
   Weighted average shares of common stock and
      equivalents outstanding                                        5,355         5,473        5,910
                                                                 =====================================

                 Consolidated Statements of Comprehensive Income

------------------------------------------------------------------------------------------------------
                                                                    2001          2000          1999
------------------------------------------------------------------------------------------------------
Net Income                                                        $  2,906      $  6,145     $  5,367
Other comprehensive income:
Foreign currency translation adjustment                               (328)         (991)        (300)
                                                                 -------------------------------------
Comprehensive income                                              $  2,578      $  5,154     $  5,067
                                                                 =====================================

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

                                                                                                    Accumulated
                                                                             Additional                Other
                                                        Common   Treasury     Paid-In    Retained  Comprehensive
(in thousands)                                          Stock     Stock       Capital    Earnings   Income (Loss)
Balance January 1, 1999                                 $   59   $   (158)   $  28,821    $  1,136    $   (1,343)
Net income                                                   0          0            0       5,367             0
Stock issuance for employee benefit plans                    0        323            0         (35)            0
Dividends declared                                           0          0            0      (2,120)            0
Stock option compensation and proceeds from
   options exercised                                         0        426          265        (329)            0
Treasury stock, net                                          0     (4,402)           0         (18)            0
Foreign currency translation adjustment                      0          0            0           0          (300)
                                                       ----------------------------------------------------------
Balance December 31, 1999                                   59     (3,811)      29,086       4,001        (1,643)

Net Income                                                   0          0            0       6,145             0
Stock issuance for employee benefit plans                    0        372            0          21             0
Dividends declared                                           0          0            0      (1,976)            0
Proceeds from options exercised                              0         45            0         (44)            0
Treasury stock, net                                          0     (1,172)           0           0             0
Foreign currency translation adjustment                      0          0            0           0          (991)
                                                       ----------------------------------------------------------
December 29, 2000                                           59     (4,566)      29,086       8,147        (2,634)

Net Income                                                   0           0           0       2,906             0
Stock issuance for employee benefit plans                    0         358          36         (88)            0
Dividends declared                                           0           0           0      (1,938)            0
Proceeds from options exercised                              0          18           0         (59)            0
Retirement of Common Stock, 200,003 shares                  (2)      2,404      (2,402)          0             0
Treasury stock, net                                          0      (2,552)          0           0             0
Foreign currency translation adjustment                      0           0           0           0          (328)
                                                       ----------------------------------------------------------
December 28, 2001                                       $   57   $  (4,338)  $  26,720    $  8,968    $   (2,962)
                                                       ==========================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries

                      Consolidated Statements Of Cash Flows

-------------------------------------------------------------------------------------------------------------------
(in thousands)                                                           2001            2000            1999
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                                 $ 2,906          $6,145         $5,367
                                                                    -----------------------------------------------
Adjustments to reconcile net income to net cash provided by
   operating activities:
Depreciation and amortization                                                5,631           5,498          4,706
Change in deferred income taxes                                              1,081             276           (439)
Stock option compensation and employee stock benefit expense                   265             392            648
Net (gain) loss on sale of assets                                             (537)             27            (99)
Minority interest                                                            1,147           1,554            808
Other, net                                                                    (130)              0            (43)
Changes in working capital:
    Accounts receivable                                                      3,206            (319)        (1,165)
    Inventories                                                              8,414           1,944         (4,305)
    Other current assets                                                        59             (74)           871
    Accounts payable                                                        (1,194)         (3,744)         6,075
    Accrued and other liabilities                                           (8,023)          2,059         (2,374)
                                                                    -----------------------------------------------
Total adjustments                                                            9,919           7,613          4,683
                                                                    -----------------------------------------------
Net cash provided by operating activities                                   12,825          13,758         10,050
Cash Flows from Investing Activities:
Capital expenditures                                                        (4,110)         (7,712)        (8,316)
Proceeds from sales of fixed assets                                            745              10            791
Other, net                                                                     504              68           (257)
                                                                    -----------------------------------------------
   Net cash used in investing activities                                    (2,861)         (7,634)        (7,782)
                                                                    -----------------------------------------------
Cash Flows from Financing Activities:
Change in checks outstanding                                                   466             166           (702)
Distribution of earnings to minority partner                                  (376)
Proceeds from (repayments of) long-term debt, net                             (231)           (515)         2,633
Proceeds from (repayments of)                                               (5,144)         (2,490)         2,200
   revolving credit facilities, net
Payment of dividends                                                        (1,938)         (1,976)        (2,120)
Proceeds from issuance of stock upon option exercise                             0               0            250
Purchase of Treasury Stock, net                                             (2,552)         (1,126)        (4,994)
Other                                                                          101             182           (511)
                                                                    -----------------------------------------------
   Net cash used in financing activities                                    (9,674)         (5,759)        (3,244)
                                                                    -----------------------------------------------
Effect of changes in foreign exchange rates                                   (328)           (991)          (300)
                                                                    -----------------------------------------------
Decrease in cash and cash equivalents                                          (38)           (626)        (1,276)
Cash and cash equivalents at beginning of year                                 619           1,245          2,521
                                                                    -----------------------------------------------
Cash and cash equivalents at end of year                                      $581            $619         $1,245
                                                                    ===============================================
Income taxes paid, net of refunds during the year                          $ 1,714          $1,368         $2,052
                                                                    ===============================================
Interest paid during the year                                              $ 1,419          $2,880         $1,915
                                                                    ===============================================

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries

                   Notes To Consolidated Financial Statements

(in thousands, except per share amounts)

1. Nature of Business and Principles of Consolidation

TB Wood's Corporation and subsidiaries (collectively, "Wood's" or the "Company") is an established designer, manufacturer, and marketer of electronic and mechanical industrial power transmission products which are sold to distributors, domestic and international manufacturers and users of industrial equipment. Principal products of the Company include electronic drives, integrated electronic drive systems, mechanical belted drives, and flexible couplings. The Company has operations throughout the United States, Canada, Mexico, Germany, Italy and India. The accompanying consolidated financial statements include the accounts of TB Wood's Corporation, its wholly owned subsidiaries and its majority-owned joint ventures. All intercompany accounts have been eliminated in consolidation.

Year-End

The Company's fiscal year ends on the Friday closest to the last day of December. The Company's fiscal year ends were as follows:

2001...........................December 28, 2001
2000...........................December 29, 2000
1999...........................December 31, 1999

2.  Summary of Significant Accounting Policies

Restricted Cash

At December 28, 2001, and December 29, 2000, $112 and $136, respectively, of cash is restricted under the Variable Rate Demand Revenue Bonds (Note 4). This cash may be used for building renovations, improvements, or other capital expenditures related to new production facilities for the electronics systems business and a new production facility for the mechanical division.

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

Property, Plant, and Equipment

The Company depreciates its property, plant, and equipment principally using the straight-line method over the estimated useful lives of the assets. Equipment under capital leases is depreciated over the asset's estimated useful life and is included in machinery and equipment. Maintenance and repair costs are charged to expense as incurred, while major renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. The depreciable lives of the major classes of property, plant and equipment are summarized as follows:

-------------------------------------------------------------------
Asset Type                                                   Lives
-------------------------------------------------------------------
Machinery and equipment                               3 - 15 years
Buildings and improvements                           10 - 40 years

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The Company establishes allowances to cover anticipated doubtful accounts, sales discounts, product warranty, and returns based upon historical experience. Shipping and handling costs charged to customers are included as a component of net sales.

Inventories

Inventories are stated at the lower of cost or market primarily using the last-in, first-out ("LIFO") method. Market is defined as net realizable value. Cost includes raw materials, direct labor, and manufacturing overhead. Approximately 72% and 77% of total inventories at December 28, 2001 and December 29, 2000, respectively, were valued using the LIFO method. In 2001, the Company changed its method for determining LIFO values from the double-extension method to the link-chain method. This change did not have a material impact upon the financial statements. Due to the decline in inventories valued using the LIFO method, the LIFO reserve decreased $451 during the year ended December 28, 2001, which reduced the Cost of Goods Sold by the same amount. Inventories for foreign operations are stated at the lower of cost or market using the first-in, first-out ("FIFO") method.

Self-Insurance

For a portion of fiscal 2000 and prior fiscal years the Company maintained workers' compensation insurance policies that have the potential for retrospective premium adjustments. In fiscal 2000 the Company changed to a fully insured workers' compensation insurance type of policy. For fiscal 2001 and prior years the Company maintained a partially self-insured group health insurance policy that is subject to specific retention levels. Effective in fiscal 2002 the Company is changing to a fully insured group health insurance policy. Insurance administrators assist the Company in estimating the fully developed workers' compensation liability and group health insurance reserves that are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims. At December 28, 2001, the Company had issued letters of credit totaling $340 to cover incurred claims and other costs related to its workers' compensation liability.

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

Goodwill

For fiscal 2001 and prior years the excess of cost over the net assets acquired ("Goodwill") was amortized on a straight-line basis over a period of 40 years. Goodwill relates to the acquisition of certain businesses and product lines in 1986, 1996, and 1997. Goodwill amortization for 2001, 2000 and 1999 was $226,
$259 and $254, respectively. Beginning in fiscal 2002 the Company will adopt SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142 the Company will no longer amortize goodwill but annually test the value for impairment. The Company is in the process of implementing SFAS 142 but has not yet reached a determination of the effect this will have on its financial statements. It will make this determination prior to issuing the first quarter report for fiscal 2002.

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

Shareholders' Equity

Since 1996, the Board of Directors has authorized the Company to purchase up to a total of 500,000 of the Company's common shares subject to certain business and market conditions. As of December 28, 2001 the number of treasury shares purchased under this authorization was 497,936 excluding shares issued to employees. This total includes 150,003 shares accepted on August 3, 2001 at $11.00 per share and incurred related costs under the self-tender offer authorized by the Board of Directors in 2001 and 50,000 shares purchased on September 7, 2001 at $11.00 per share that were retired. In addition in 1999, the Board of Directors authorized a self-tender offer for the Company's common shares under which on December 17, 1999, the Company accepted 400,000 shares at $9.00 per share and incurred related costs. During 2001, the Company transferred 12,194 shares of treasury stock to the employees stock purchase plan and 23,630 to the 401(k) profit-sharing plan. Further in 2001, 2,103 shares were issued as the result of an option exercise by an employee.

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

Research and Development Costs

Research and development costs consist substantially of projects related to new product development within the electronics business and are expensed as incurred. Total research and development costs were $3,077 in 2001, $3,108 in 2000, and $3,659 in 1999.

Major Customers

The Company's five largest customers accounted for approximately 36%, 31%, and 29% of net sales for fiscal years 2001, 2000, and 1999 respectively. Of these customers, one accounted for close to 21% of net sales for the year ended December 28, 2001. The loss of one or more of these customers would have an adverse effect on the Company's performance and operations. Foreign and export sales accounted for 23%, 25% and 25% of total sales in fiscal years 2001, 2000 and 1999, respectively.

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

Employees

As of December 28, 2001, the Company employed approximately 1,000 people. Over 30 of the Company's hourly employees located at its Stratford, Ontario, Canada facility are represented by the United Steelworkers of America pursuant to a collective bargaining agreement dated January 20, 2001 that expires on January 19, 2004. The National Metal Workers' Union of Mexico represents approximately 100 production employees in the Company's Mexican facilities pursuant to collective bargaining agreements that expire on January 31, 2003.

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

The computation of weighted average shares outstanding and net income per share is as follows for fiscal years 2001, 2000, and 1999:

                                                                   2001           2000           1999
Common shares outstanding for basic EPS                                5,332          5,468          5,896
Shares issued upon assumed exercise of outstanding
    stock options                                                         23              5             14
                                                              ---------------------------------------------
Weighted average number of common and common
    equivalent shares outstanding                                      5,355          5,473          5,910
                                                              =============================================

Options outstanding for 676,250 shares are excluded from the calculation of weighted average shares outstanding because they are anti-dilutive.

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations, effective for business combinations initiated after June 30, 2001, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under these new standards, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $166 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of December 29, 2001 (first day of fiscal 2002) and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In June 2001 FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations and in August 2001 SFAS No. 144 Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of these statements will have a material impact upon the earnings and financial position of the Company.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

3. Accrued expenses

Components of accrued expenses were as follows:

--------------------------------------------------------------------------------
                                                     2001              2000
--------------------------------------------------------------------------------
Accrued payroll and other compensation                 $2,483           $ 2,631
Accrued taxes                                             455             2,084
Accrued workers' compensation                             150               264
Other accrued liabilities                               2,229             6,016
                                                 -------------------------------
Total                                                  $5,317           $10,995
                                                 ===============================

4. Long-Term Debt And Capital Lease Obligations

Long-term debt and capital lease obligations as at the end of each fiscal period consist of the following:

                                                  2001              2000
Unsecured Revolving Lines of Credit                 $23,244           $28,287
Capital lease obligations                               116               347
Industrial revenue bonds                              5,285             5,285
                                              --------------------------------
                                                     28,645            33,919
Less current maturities                                (843)             (258)
                                              --------------------------------
                                                    $27,802           $33,661
                                              ================================

Aggregate future maturities of long-term debt and capital lease obligations as of December 28, 2001 are as follows:

2002                                                $   843
2003                                                 22,517
2004                                                      0
2005                                                      0
2006                                                      0
Thereafter                                            5,285
                                              --------------
                                                    $28,645
                                              ==============

The Company has a $52,500 unsecured revolving credit facility with PNC Bank, N.A. For a portion of 2001 and prior years, $10,000 of the total was payable in German deutschemarks. During 2001, the Company converted the German deutschemark portion into a US dollar denominated amount. In addition to the $22,500 actually borrowed under this facility at December 28, 2001, there were letters of credit outstanding in the amount of $5,717 primarily to secure the Company's industrial revenue bonds. The amount available at December 28, 2001 was $24,283. The revolving credit bears a variable interest of LIBOR plus 125.0 basis points, and matures October 2003. The average rate of the revolving debt at December 28, 2001 was 3.23% and 7.68% at December 29, 2000. The credit facility contains numerous restrictive financial covenants which require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, as defined, and maintaining certain specified ratios. The credit facility also contains other restrictive covenants that include, among other things, restrictions on outside investments and restrictions on capital expenditures. The Company was in compliance with amended debt covenants as of the end of its fiscal year.

In addition to the above facility one of the Company's foreign subsidiaries has an unsecured revolving credit facility denominated in Euro that translates into $744 at December 28, 2001, maturing in 2002. The rate for this facility was 4.24% at December 28, 2001.

In August 1998, the Company entered into an interest rate swap agreement that effectively converted $10,000 of the underlying variable rate debt in the unsecured PNC revolving credit facility to fixed rate debt. The notional principal amount of the swap agreement is $10,000 with an effective fixed rate of 5.75%. The swap agreement was settled each month and expired in July 2001. The Company did not renew or restablish a similar interest swap agreement in 2001.

In April 1997, the Company borrowed approximately $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the Industrial Revenue Board of the City of Chattanooga, bearing variable interest as set by the Industrial Revenue Board of the City of Chattanooga (1.655% at December 28,
2001) maturing April 2022. The bonds were issued to finance a new production facility for the electronics systems business.

In February 1999, the Company borrowed approximately $3.0 million by issuing Variable Rate Demand Revenue Bonds under the authority of the Industrial Development Corporation City of San Marcos, bearing variable interest as set by the Industrial Development Corporation City of San Marcos (1.655 % at December 28, 2001), maturing April 2024. The bonds were issued to finance a new production facility for the mechanical division.

The gross proceeds from (repayments of) the revolving credit facilities are as follows:

------------------------------------------------------------------------------------------------------
                                                         2001              2000              1999
------------------------------------------------------------------------------------------------------
Proceeds from revolving credit facilities               $ 42,717          $ 45,227          $ 47,400
Repayments of revolving credit facilities                (47,861)          (47,717)          (45,200)

5. Income Taxes

The components of the provision for income taxes are shown below:

------------------------------------------------------------------------------------------------------------------
                                                                      2001              2000              1999
------------------------------------------------------------------------------------------------------------------
Current:
    Federal and state                                                  $(607)           $1,855            $2,105
    Foreign                                                              497             1,636               817
                                                              ----------------------------------------------------
                                                                        (110)            3,491             2,922
Deferred                                                               1,081               276               439
                                                              ----------------------------------------------------
    Provision for income taxes                                          $971            $3,767            $3,361
                                                              ====================================================

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

The components of deferred income taxes are as follows:

                                                                  2001               2000
Deferred income tax liabilities:
    Book basis in property over tax basis                            $(2,551)          $(2,655)
    LIFO inventory basis difference                                   (1,975)           (2,697)
    Other                                                               (428)             (209)
                                                              ----------------------------------
Total deferred income tax liabilities                                 (4,954)           (5,561)
                                                              ----------------------------------
Deferred income tax assets:
    Postretirement benefits not currently deductible                   4,623             5,637
    Accrued liabilities not currently deductible                         366               930
    Allowance for doubtful accounts and inventory reserves               515               641
    Other                                                                513               497
                                                              ----------------------------------
Total deferred income tax assets                                       6,017             7,705
                                                              ----------------------------------
Net deferred income tax asset                                         $1,063            $2,144
                                                              ==================================

A reconciliation of the provision for income taxes at the statutory federal income tax rate to the Company's tax provision as reported in the accompanying statements of operations is shown below:

                                                                    2001               2000               1999
Federal statutory income tax                                          $1,318            $3,347            $2,966
State income taxes, net of federal income tax benefit                   (214)              162               139
Foreign taxes and other, net                                            (133)              258               256
                                                              ----------------------------------------------------
                                                                        $971            $3,767            $3,361
                                                              ====================================================

The provision for income taxes in fiscal 2001 includes a tax benefit related to revised estimates of the Company's income tax liability and the realization of certain state income tax refunds of approximately $519 as well as certain income tax credits.

In 2001, 2000, and 1999 earnings before income taxes included $1,151, $3,096, and $2,541 respectively, of earnings generated by the Company's foreign operations. No federal or state income taxes have been provided on such earnings, since undistributed earnings have been reinvested and are not expected to be remitted to the parent company with the exception of the Canadian subsidiary for which provision has been made.

In June 2000, the Internal Revenue Service completed its review of the Company's 1996 federal income tax return. The review did not have a material effect on the Company's operations.

6. Benefit Plans

Compensation Plans

Wood's maintains a discretionary compensation plan for its salaried and hourly employees, which provides for incentive awards based on certain levels of earnings, as defined. Amounts awarded under the plan and charged to expense in the accompanying statements of operations were $0, $759, and $709 for fiscal years 2001, 2000, and 1999 respectively.

Profit-Sharing Plans

Since January 1, 1988, the Company has maintained a separate defined contribution 401(k) profit-sharing plan covering substantially all domestic employees. Under this plan, the Company matches a specified percentage of each eligible employee's contribution and 50% of the match is invested in funds designated by the employee. The Company contributed 23,630 shares of common stock held in treasury in 2001, 33,587 shares in 2000 and 21,557 shares in 1999. Cash contributed by the Company under this profit-sharing plan was approximately $570, $452, and $452 for fiscal years 2001, 2000, and 1999 respectively. In addition, the Company has a noncontributory profit-sharing plan covering its Canadian employees for which $70, $12, and $38 was charged to expense for fiscal years 2001, 2000, and 1999, respectively.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") enables employees of the Company to subscribe for shares of common stock on quarterly offering dates, at a purchase price which is the lesser of 85% effective September 2001 or 90% for prior periods of the fair value of the shares on the first or last day of the quarterly period. Employee contributions to the ESPP were $78, $103, and $124 for 2001, 2000, and 1999 respectively. Pursuant to the ESPP, 12,194 shares were issued to employees during 2001, 13,324 during 2000, and 12,456 during 1999. At the annual meeting on April 11, 1997, the Company's shareholders approved the reservation of 500,000 shares to be issued under the ESPP. As of December 28, 2001, 448,815 shares are available for future issuance.

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

The Committee may grant stock options and shares of common stock in the form of either deferred stock or restricted stock, as defined in the 1996 Plan. Options granted under the 1996 Plan may be either incentive stock options ("ISOs") or nonqualified stock options. ISOs are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Unless an option is specifically designated at the time of grant as an ISO, options under the 1996 Plan will be nonqualified. The Committee will determine the exercise price of the options. The maximum term of an option or Stock Appreciation Right ("SAR") granted under the 1996 Plan shall not exceed ten years from the date of grant or five years from the date of grant if the recipient on the date of grant owns, directly or indirectly, shares possessing more than 10% of the total combined voting power of all classes of stock of the Company. No option or SAR may be exercisable sooner than six months from the date the option or SAR is granted.

As of December 28, 2001, there were 748,050 options outstanding under the 1996 Plan, and 357,392 were fully vested.

Stock option activity for the years ended December 28, 2001, December 29, 2000, and December 31, 1999 is as follows:

                                                                  Number of shares    Weighted average
                                                                 subject to option      exercise price
Options outstanding at January 1, 1999                                     501,265             $ 17.92

Granted                                                                    159,750               16.00
Canceled                                                                  (43,977)                4.69
Exercised                                                                 (78,227)                6.28
                                                              -----------------------------------------
Options outstanding at December 31, 1999                                   538,811               20.20

Granted                                                                    236,250               12.67
Canceled                                                                 (106,813)               23.39
Exercised                                                                 (16,023)                6.28
                                                              -----------------------------------------
Options outstanding at December 29, 2000                                   652,225               16.08

Granted                                                                    250,800               10.32
Canceled                                                                 (148,600)               14.21
Exercised                                                                  (6,375)                3.87
                                                              -----------------------------------------
Options outstanding at December 28, 2001                                   748,050             $ 15.45
                                                              =========================================

The following table sets forth the range of exercise price, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant dates as of December 28, 2001.

                 Options Outstanding                                          Options Exercisable
                                                Weighted           Weighted                       Weighted
        Range of                 Number of       average            average        Number of       average
     exercise price               shares     exercise price    contractual life     shares     exercise price
       $7.75 -  $11.63            283,650        $10.14           7.47 years        22,748         $ 9.50
      $12.00 -  $18.00            284,550        $14.93           6.26 years       154,794         $15.06
      $19.00 -  $28.00            179,850        $24.68           6.05 years       179,850         $24.68
                                -----------                                      -----------
Total Options Outstanding         748,050        $15.45           6.67 years       357,392         $19.45
                                ===========                                      ===========

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

The Company has calculated the value of its stock-based compensation plan under SFAS No. 123 using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999:

                                                  2001                2000                1999
Risk free interest rate                              5.00%               5.65%                5.5%
Expected lives                                5 & 10 years        5 & 10 years         5 &10 years
Expected volatility                                   9.5%                9.5%                9.5%
Dividend yield                                        5.2%                4.9%                4.0%

The fair value of options granted in 2001, 2000 and 1999 using the Black-Scholes method was $24, $57, and $50 respectively net of tax, which would be recognized as expense over the vesting period of the options.

If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net income and pro forma net income per share for the fiscal years from 1999 to 2001 would have been as follows:

                                                  2001                2000                1999
Net income as reported                              $2,906              $6,145              $5,367

Pro Forma                                            2,870               6,103               5,235

EPS as reported
   Basic                                              0.55                1.12                0.91
   Diluted                                            0.54                1.12                0.91
Pro Forma
   Basic                                              0.54                1.12                0.89
   Diluted                                            0.54                1.12                0.89

Postretirement Benefits

The Company sponsors a unfunded defined benefit postretirement medical plan that provides coverage for retirees and their dependents. A portion of the plan is paid for by retiree cost sharing. The accounting for the plan anticipates future cost sharing increases to keep pace with health care inflation. The plan is unfunded. The Company adopted the provisions of SFAS No. 132, "Employers Disclosure About Pensions and Other Postretirement Benefits" effective January 3, 1998.

In fiscal 2001 the Company terminated post retirement medical plan benefits for all employees retiring subsequent to December 31, 2001. While employees retiring after December 31, 2001 will be allowed to participate in the insured medical plan, these employees will pay 102% of the cost of the monthly insurance premium to the company for such class of employees. As a result of the curtailment of these postretirement plan benefits, the Company realized a gain in 2001 in the amount of $482. During fiscal 2001, the Company also recorded a reduction in the postretirement benefit obligation of $788 as a result of revised actuarial estimates.

The following table summarizes the Company's postretirement benefit obligations and the assumptions used in determining postretirement benefit cost:

                                                                     2001               2000
Benefit obligation at beginning of year                                  $14,833           $15,633
Service cost                                                                 203               127
Interest cost                                                                342               315
Amortization                                                              (2,419)             (886)
Retiree benefits                                                            (310)             (356)
Curtailment of plan benefits                                                (482)                0
                                                              --------------------------------------
Benefit obligation at end of year                                        $12,167           $14,833
                                                              ======================================
Accrued Benefit Obligation
  Accumulated Benefit Obligation                                         $ 2,649            $4,279
  Unrecognized Prior Service Benefit                                       2,790             2,435
  Unrecognized Actuarial Net Gain                                          6,728             8,119
                                                              --------------------------------------
                                                                         $12,167           $14,833
                                                              ======================================
Discount rate                                                              7.25%             7.75%
Initial health care cost trend                                             5.75%             6.50%
Ultimate health care cost trend rate                                       5.00%             5.00%
Year ultimate health care cost trend rate reached                           2004              2004

Net periodic postretirement benefit includes the following components:

                                                                       2001              2000            1999
Service cost                                                                $203              $127           $138
Interest cost                                                                342               315            343
Amortization                                                              (2,419)             (886)        (1,535)
Curtailment of plan benefits                                                (482)                0              0
                                                              -----------------------------------------------------
Net benefit                                                              $(2,356)            $(444)       $(1,054)
                                                              =====================================================

A one percent increase in the assumed health care cost trend rate would increase the aggregate of the service and interest components of the net benefit for the year ended December 28, 2001 by $193 and the accumulated postretirement benefit obligation as of that date by $485. A one percent decrease in the assumed health care cost trend rate would decrease the aggregate of the service and interest components of the net benefit for the year ended December 28, 2001 by $157 and the accumulated postretirement benefit obligation as of that date by $430.

7. Commitments And Contingencies

Legal Proceedings

The Company is subject to a number of legal actions arising in the ordinary course of business. In management's opinion, the ultimate resolution of these actions will not materially affect the Company's financial position or results of operations.

Capital Expenditure Commitments

The amount of commitments for capital expenditures at December 28, 2001 was immaterial.

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

Operating Lease Commitments

The Company leases warehouse and office space, office equipment, and other items under non-cancelable operating leases. The expense for non-cancelable operating leases was approximately $468, $457, and $520 for fiscal years 2001, 2000 and 1999 respectively. At December 28, 2001, future minimum lease payments under non-cancelable operating leases are as follows:

               2002                                   $472
               2003                                    450
               2004                                    437
               2005                                    382
               2006                                    205
                                            ---------------
               2007 and thereafter                      85
                                            ---------------
                                                    $2,031
                                            ===============

8. Joint Ventures

In December 1997, the Company purchased a 65% ownership in a joint venture with TB Wood's (India) Private Limited ("TBWI") for $91. In November 1999, the Company increased its ownership percentage to 85.5% for $71. TBWI distributes domestically manufactured electrical components and performs system integration design in the India market.

In July 1999, the Company entered into a joint venture agreement with The Electron Corp. ("Electron"), forming a Pennsylvania limited partnership under the name TBWE Belt Drive Components LP (the "Joint Venture"). The parties also formed a Pennsylvania limited liability company under the name TBWE Belt Drive Systems LLC that serves as the general partner of the Joint Venture. The Company and Electron hold a limited partner interest in the Joint Venture of 75.35% and 24.15%, respectively. The general partner holds a 0.5% interest in the Joint Venture. The Company and Electron hold an interest in the general partnership of 75.6% and 24.4%, respectively. The operations of the Joint Venture have been consolidated with the Company as the Company has a controlling interest in the Joint Venture.

In July 2000, the Joint Venture agreement with Electron was amended to reflect changes in the ownership and profit-split percentages. According to the amendment, the Company and Electron hold a limited partner interest in the Joint Venture of 76.18% and 23.32%, respectively. The Company and Electron hold an interest in the general partnership of 76.56% and 23.44%, in the Joint Venture.

The sole purpose of the Joint Venture is to manufacture, machine, market, distribute and engineer belted drive components and such other products having similar uses which may be developed by either the Company or Electron in the future.

Operating income attributed to the Joint Venture with Electron for the year ending December 28, 2001 and from its inception through the year ending December 28, 2001 was $4,841 and $14,591, respectively. Electron's share of these amounts was $1,135 and $3,476 respectively. During 2001 distributions to Electron were made totaling $376.

The Company has been advised that The Electron Corp. ("Electron"), the minority partner in the joint venture filed for bankruptcy on November 19, 2001 under Chapter 11 (Reorganization) of the U.S. Bankruptcy Code. Electron is a supplier of castings for belted drive products to the joint venture. Although Electron has suspending manufacturing operations pending the development of a reorganization plan, the joint venture has not suffered any interruptions to its business as these types of castings are readily available from the Company's own foundry or other third-party suppliers. Management does not believe this event will have any material impact upon its business operations.

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

The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment for fiscal years 2001, 2000, and 1999:

                                                                Mechanical        Electronics           Total
                                                                 Business         Business
2001
Revenues from external customers                                     $70,107            $38,698           $108,805
Operating profit (loss) after minority interest                        5,670              (942)              4,728
Depreciation                                                           3,006              1,447              4,453
Segment assets                                                        44,676             31,814             76,490
Expenditures for long-lived assets                                     2,423              1,008              3,431
2000
Revenues from external customers                                     $82,975            $51,382           $134,357
Operating profit after minority interest                               9,189              3,312             12,501
Depreciation                                                           2,832              2,038              4,870
Segment assets                                                        56,248             37,492             93,740
Expenditures for long-lived assets                                     3,770              1,099              4,869
1999
Revenues from external customers                                     $75,270            $50,064           $125,334
Operating profit after minority interest                               8,734              2,566             11,300
Depreciation                                                           2,844              1,464              4,308
Segment assets                                                        55,149             39,932             95,081
Expenditures for long-lived assets                                     5,406              1,043              6,449

The following table reconciles segment profit to consolidated income before income taxes and extraordinary items for fiscal years 2001, 2000, and 1999:

                                                                       2001              2000              1999
Total operating profit for reportable segments                            $  4,728          $ 12,501          $ 11,300
Interest, net                                                               (1,427)           (2,880)           (1,915)
Other unallocated amounts                                                      576               291              (657)
                                                                -------------------------------------------------------
Income before income taxes                                                $  3,877          $  9,912          $  8,728
                                                                =======================================================

The following table reconciles segment assets to consolidated total assets as of December 28, 2001 and December 29, 2000:

                                                                       2001              2000
Total assets for reportable segments                                      $ 76,490          $ 93,740
Cash                                                                           581               619
Corporate fixed assets                                                       7,671             4,683
Deferred taxes                                                               2,265             3,542
Other unallocated assets                                                       625                76
                                                                -------------------------------------
Consolidated total                                                        $ 87,632          $102,660
                                                                =====================================

Information regarding the Company's domestic and foreign operations is as follows:

                                                                                         Long-Lived
                                                                    Net Sales               Assets
2001
United States                                                             $ 81,395          $ 37,267
Canada                                                                       8,820               748
Germany                                                                      5,159             1,525
Italy                                                                        9,332               597
Mexico                                                                       3,460             1,590
India                                                                          639                79
                                                                -------------------------------------
Consolidated                                                              $108,805          $ 41,806
                                                                =====================================
2000
United States                                                             $102,051          $ 38,885
Canada                                                                      10,105               922
Germany                                                                      5,746             1,998
Italy                                                                       11,651               378
Mexico                                                                       4,012               993
India                                                                          792                87
                                                                -------------------------------------
Consolidated                                                              $134,357          $ 43,263
                                                                =====================================

1999
United States                                                             $ 96,344          $ 36,703
Canada                                                                       9,148             1,111
Germany                                                                      6,679             1,998
Italy                                                                        8,885               512
Mexico                                                                       3,690               990
India                                                                          588                98
                                                                -------------------------------------
Consolidated                                                              $125,334          $ 41,412
                                                                =====================================

10. Quarterly Financial Data (Unaudited)

                                                                         Fiscal Quarters
2001                                            First               Second               Third              Fourth
Sales                                                $29,948              $28,338            $26,045             $24,474
Gross profit                                          10,595                9,596              8,358               8,488
Gross profit %                                         35.3%                33.8%              32.1%               34.6%
Net income                                               727                1,072                302                 805
Basic net income per share                              0.13                 0.20               0.06                0.16
Diluted net income per share                            0.13                 0.20               0.06                0.15
Dividends declared per share                            0.09                 0.09               0.09                0.09
Dividends paid per share                                0.09                 0.09               0.09                0.09
                                                                         Fiscal Quarters
2000                                            First               Second               Third              Fourth
Sales                                                $35,687              $34,427            $32,409             $31,834
Gross profit                                          13,189               12,428             11,269              11,614
Gross profit %                                         36.9%                36.1%              34.8%               36.5%
Net income                                             1,628                1,649              1,368               1,500
Basic net income per share                              0.30                 0.30               0.25                0.27
Diluted net income per share                            0.30                 0.30               0.25                0.27
Dividends declared per share                            0.09                 0.09               0.09                0.09
Dividends paid per share                                0.09                 0.09               0.09                0.09

As discussed in footnotes five and six, the Company realized a benefit in the fourth quarter of 2001 related to revised estimates for the Company's income tax liability and defined benefit postretirement medical plan obligation.

11. Subsequent Event

As part of the Company's ongoing efforts to reduce costs in the current business environment, the Company closed its manufacturing operations located in Stratford, Ontario, Canada, effective January 31, 2002. This closure affects 27 employees. The Company's estimates the pretax severance costs to be $230 and other period costs of $240 which will be incurred during the First Quarter of fiscal 2002. The Company will maintain its distribution facility at that location to service the Canadian marketplace.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The information called for by this Item regarding directors and executive officers is set forth in the Company's definitive Proxy Statement for the 2002 Annual Meeting in the Sections entitled "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item is set forth in the Company's definitive Proxy Statement for the 2002 Annual Meeting in the Section entitled "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information called for by this Item is set forth in the Company's definitive Proxy Statement for the 2002 Annual Meeting in the Section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information called for by this Item is set forth in the Company's definitive Proxy Statement for the 2002 Annual Meeting in the Section entitled "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)        The following documents are filed as a part of this report:

(1)        All financial statements;

           The consolidated financial statements of the Company and its subsidiaries on pages 16 through 32 hereof and the report thereon of Arthur Andersen LLP appearing on page 15 hereof.

(2)        Financial Statement Schedule

           Schedule II for the fiscal year ended December 28, 2001 and the report thereon of Arthur Andersen LLP appearing on page 37 hereof. All other schedules have been omitted because they are not applicable or are not required. All other required schedules are included in the Consolidated Financial Statements or notes therein.

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

10.10 Revolving Credit Agreement by and among TB Wood's Incorporated, Plant Engineering Consultants, Inc., Grupo Blaju, S.A., de C.V., T.B. Wood's Canada, Ltd. and the Banks Party thereto and PNC Bank, National Association, as Agent, dated October 10, 1996 (incorporated by reference to Form 10-K, for fiscal year 1996, Exhibit 10.44).

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

10.20 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael
           L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated February 8, 2000 (incorporated by reference to Form 10-K for fiscal year 2000 Exhibit 10.20).

10.21 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael
           L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated February 8, 2000 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.21).

10.22 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael
           L. Hurt, Carl R. Christenson, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 25, 2001 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.22).

10.23 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael
           L. Hurt, Carl R. Christenson, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 25, 2001 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.23).

10.24 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Preben H. Petersen dated February 26, 2001 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.24).

10.25 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Preben H. Petersen dated February 26, 2001 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.25).

10.50 Joint Venture Agreement dated July 3, 1999 by and between TB Wood's Incorporated and The Electron Corp. (incorporated by reference to Form 10-K, for fiscal year 1999).

10.51 Operating Agreement of TBWE Belt Drive Systems LLC dated July 3, 1999 by and between TB Wood's Incorporated and The Electron Corp. (incorporated by reference to Form 10-K, for fiscal year 1999, Exhibit 10.51).

10.52 First Amendment to loan documents by and among TB Wood's Incorporated, individually and as Agent under the Borrower Agency Agreement, PNC Bank, National Association as Agent, PNC Bank, National Association, The Sumitomo Bank, Limited and National City Bank of Pennsylvania, dated April 7, 1997 and effective as of April 1, 1997 (incorporated by reference to Schedule 13E-4 filed by the company on November 12, 1999, Exhibit b).

10.53 Second Amendment to loan documents by and among TB Wood's Incorporated, individually and as Agent under the Borrower Agency Agreement, PNC Bank, National Association as Agent, PNC Bank, National Association, The Sumitomo Bank, Limited and National City Bank of Pennsylvania, dated January 20, 1998 (incorporated by reference to Schedule 13E-4 filed by the company on November 12, 1999, Exhibit b).

10.54 Third Amendment to loan documents by and among TB Wood's Incorporated, individually and as Agent under the Borrower Agency Agreement, PNC Bank, National Association as Agent, PNC Bank, National Association, The Sumitomo Bank, Limited and National City Bank of Pennsylvania, dated April 24, 1998 (incorporated by reference to Schedule 13E-4 filed by the company on November 12, 1999, Exhibit
           b).

10.55 Fourth Amendment to loan documents by and among TB Wood's Incorporated, individually and as Agent under the Borrower Agency Agreement, PNC Bank, National Association as Agent, PNC Bank, National Association, The Sumitomo Bank, Limited and National City Bank of Pennsylvania, dated July 21, 1999 (incorporated by reference to Schedule 13E-4 filed by the company on November 12, 1999, Exhibit
           b).

10.56 Fifth Amendment to loan documents by and among TB Wood's Incorporated, individually and as Agent under the Borrower Agency Agreement, PNC Bank, National Association as Agent, PNC Bank, National Association, Summit Bank, First Union National Bank and National City Bank of Pennsylvania, dated November 8, 1999 (incorporated by reference to Schedule 13E-4 filed by the company on November 12, 1999, Exhibit b).

10.57 Sixth Amendment to Loan Documents by and among TB Wood's Incorporated, individually and as Agent under Borrower Agency Agreement and PNC Bank, National Association as Agent, PNC Bank, National Association, Fleet Bank (as successor to Summit Bank), First Union National Bank and National City Bank of Pennsylvania dated February 25, 2002 effective as of December 28, 2001 (incorporated by reference to form 10-K for fiscal 2001 Exhibit 10.57).

10.58 Form of the Non-Qualified Stock Option agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael
           L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2002 (incorporated by reference to form 10-K for fiscal 2001 Exhibit 10.58).

10.59 Form of the Non-Qualified Stock Option agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael
           L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2002 (incorporated by reference to form 10-K for fiscal 2001 Exhibit 10.59)

10.60 TB Wood's Corporation 1996 Stock Based Incentive Compensation Plan as amended (incorporated by reference to form 10-K for fiscal 2001
           Exhibit 10.60).

11.1       Statement regarding Computation of Per Share Earnings.

20.1       Consent of Independent Public Accountants.

(b)        Reports on Form 8-K.

           There were no reports on Form 8-K by the Registrant during the fourth quarter of fiscal year 2001

21.2       Subsidiaries and Joint Ventures of Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on March 15, 2002.

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



/s/ THOMAS C. FOLEY          Chairman of the Board               March 12, 2002
-------------------          (Principal Executive Officer)
Thomas C. Foley

/s/ MICHAEL L. HURT          President and Director              March 12, 2002
-------------------          (Principal Executive Officer)
Michael L. Hurt

/s/ JAMES R. SWENSON         Director                            March 12, 2002
--------------------
James R. Swenson

/s/ ROBERT DOLE              Director                            March 12, 2002
---------------
Robert Dole

/s/ THOMAS F. TATARCZUCH     Vice President-Finance,             March 12, 2002
------------------------     (Principal Financial Officer and
Thomas F. Tatarczuch         Principal Accounting Officer)

                     TB Wood's Corporation And Subsidiaries

                                   Schedule II
                        Valuation and Qualifying Accounts

--------------------------------------------------------------------------------------------------------------------------
                Column A                 Column B             Column C                 Column D               Column E
                                                              Additions
                                                     -----------------------
                                        Balance at    Charged to    Charged  Deductions (write-offs of bad
                                       beginning of   costs and    to other   debts, discounts and claims    Balance at
               Description               period        expenses     accounts   in excess of provision)(1)   end of period
--------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999:
   Allowance for doubtful accounts           $262                                                   $(30)            $232
   Allowance for discounts and claims         152           $18                                                       170
                                         ---------------------------------------------------------------------------------
                                             $414           $18                                     $(30)            $402
                                         =================================================================================

Year ended December 29, 2000:
   Allowance for doubtful accounts           $232                                                     $24            $256
   Allowance for discounts and claims         170         $(16)                                                       154
                                         ---------------------------------------------------------------------------------
                                             $402         $(16)                                       $24            $410
                                         =================================================================================

Year ended December 28, 2001:
   Allowance for doubtful accounts           $256          $247                                    $(167)            $336
   Allowance for discounts and claims         154                                                    (18)             136
                                         ---------------------------------------------------------------------------------
                                             $410          $247                                    $(185)            $472
                                         =================================================================================

Note:(1) Represents write-off of accounts determined to be uncollectible, less recoveries of amounts previously written off.