Form 10-Q
period 2002-03-29
TB WOODS CORP
filed 2002-05-09
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 29, 2002

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

                                Yes X   No
                                   ---    ---

Number of shares outstanding of the issuer's Common Stock:

                Class                           Outstanding at March 29, 2002
                -----                           -----------------------------
     Common Stock, $.01 par value                       5,228,791

                                Table of Contents


Part I. - Financial Information                                      Page No.
-------------------------------                                      --------

Condensed Consolidated Balance Sheets -
         March 29, 2002 and December 28, 2001                           3

Condensed Consolidated Statements of Operations -
         For the First Quarter Ended March 29, 2002
         and March 30, 2001                                             4

Condensed Consolidated Statements of Cash Flows -
         For the Three Months Ended March 29, 2002
         and March 30, 2001                                             5

Notes to Condensed Consolidated Financial Statements                    6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9


Part II. - Other information                                           13
----------------------------

Part I.-Financial Information
Item 1. Financial Statements

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                     Unaudited
                                                                                     March 29,       December 28,
(in thousands, except per share and share amounts)                                     2002              2001
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash ..................................................................      $ 1,117              $  581
equivalents
Accounts receivable, less allowances for doubtful accounts, discounts,
     And claims of $602 at March 29, 2002 and $472 at December
     28, 2001 ..................................................................       14,830              15,706
Inventories ....................................................................       21,499              23,802
Other current assets ...........................................................        2,001               1,849
                                                                                      ---------------------------
     Total current assets ......................................................       39,447              41,938
                                                                                      ---------------------------

Property, plant, and equipment .................................................       63,748              64,966
Less accumulated depreciation ..................................................       31,547              32,025
                                                                                      ---------------------------
    Net property, plant and equipment ..........................................       32,201              32,941
                                                                                      ---------------------------
Other Assets:
Deferred income taxes ..........................................................        3,872               2,265
Goodwill, net of accumulated amortization of $2,157 at
     March 29, 2002 and at December 28, 2001 ...................................        4,391               8,865
Other ..........................................................................        1,824               1,623
                                                                                      ---------------------------
     Total other assets ........................................................       10,087              12,753
                                                                                      ---------------------------

TOTAL ASSETS ...................................................................      $81,735             $87,632
                                                                                      ===========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt ...........................................      $   443             $   843
Accounts payable ...............................................................        6,824               7,469
Checks outstanding .............................................................        2,100               1,635
Accrued expenses ...............................................................        5,689               5,317
Deferred income taxes ..........................................................        1,202               1,202
                                                                                      ---------------------------
     Total current liabilities .................................................       16,258              16,466
                                                                                      ---------------------------

Long-term debt, less current maturities ........................................       25,002              27,802
                                                                                      ---------------------------

Postretirement benefit obligation, less current portion ........................       11,715              11,857
                                                                                      ---------------------------

Minority Interest ..............................................................        3,203               3,062
                                                                                      ---------------------------
Shareholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     No shares issued or outstanding ...........................................           --                  --
Common stock, $.01 par value; 40,000,000 shares authorized,
   5,639,798 issued and 5,228,791 and 5,219,447 outstanding at March
   29, 2002 and December 28, 2001 ..............................................           57                  57
Treasury Stock, at cost ........................................................       (4,270)             (4,338)
Additional paid-in capital .....................................................       26,725              26,720
Retained Earnings ..............................................................        6,073               8,968
Other comprehensive income .....................................................       (3,028)             (2,962)
                                                                                      ---------------------------
     Total shareholders' equity ................................................       25,557              28,445
                                                                                      ---------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................       $81,735            $87,632
                                                                                       ==========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                                                               Unaudited
                                                                                         First Quarter Ended
                                                                                       ------------------------
                                                                                        March 29    March 30
(in thousands, except per share amounts)                                                  2002        2001
---------------------------------------------------------------------------------------------------------------
Net sales.......................................................................         $26,922     $29,948

Cost of sales...................................................................          18,248      19,353
                                                                                       ------------------------

Gross profit....................................................................           8,674      10,595

Selling, general and administrative expenses....................................           7,607       8,590
                                                                                       ------------------------

Operating income, before minority interest......................................           1,067       2,005

Minority Interest...............................................................             162         356
                                                                                       ------------------------

Operating income................................................................             905       1,649
                                                                                       ------------------------

Other expense:
Interest expense and other finance charges......................................            (216)       (437)
Other, net......................................................................              (5)        (39)
                                                                                       ------------------------

Other income (expense), net.....................................................            (221)       (476)
                                                                                       ------------------------

Income before provision for income taxes and cumulative effect of accounting
change..........................................................................             684       1,173

Provision for income taxes......................................................             261         446
                                                                                       ------------------------

Income before cumulative effect of accounting change............................             423         727

Cumulative effect of accounting change, net of income tax.......................          (2,846)         --
                                                                                       ------------------------

Net (loss) income...............................................................         ($2,423)       $727
                                                                                       ========================

Per share amounts - Basic and Diluted:

Basic and diluted income before cumulative effect of accounting change per common
share...........................................................................        $ 0.08        $ 0.13
                                                                                       ------------------------

Basic and Diluted Weighted average shares of common stock and equivalents
outstanding.....................................................................         5,226         5,466
                                                                                       ========================

Per share of common stock after cumulative effect of an accounting change:

Basic and Diluted net (loss) income per common share............................        ($0.46)         $0.13
                                                                                       ========================

Per share effect of cumulative accounting change-Basic and Diluted............          ($0.54)            --
                                                                                       ========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                                              Unaudited
                                                                                            Year to Date
                                                                                      March 29,        March 30
(in thousands)                                                                          2002             2001
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net (loss) income                                                                     ($2,423)            $727
Effect of change in accounting principle........................................        2,846               --
                                                                                   ----------------------------
Income before cumulative effect of accounting change.......................               423              727
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation and amortization.................................................        1,368            1,422
  Change in deferred income taxes, net..........................................           --               23
  Stock option compensation and employee stock benefit expense..................           40              158
  Minority interest.............................................................          162              356
  Net loss (gain) on sale of assets.............................................           (5)              --
Changes in working capital:
  Accounts receivable, net......................................................          876            2,428
  Inventories, net..............................................................        2,303              945
  Other current assets..........................................................         (152)            (440)
  Accounts payable..............................................................         (645)          (1,357)
  Accrued and other liabilities                                                           (49)            (939)
                                                                                   ----------------------------
    Total adjustments                                                                   3,898            2,596
                                                                                   ----------------------------
    Net cash provided by operating activities.............................              4,321            3,323
                                                                                   ----------------------------
Cash Flows from Investing Activities:
Capital                                                                                  (401)            (670)
expenditures....................................................................
Proceeds from sale of fixed assets..............................................           11               --
Other, net                                                                               (119)              30
                                                                                   ----------------------------
  Net cash used in investing activities.........................................         (509)            (640)
                                                                                   ----------------------------
Cash Flows from Financing Activities:
Change in checks outstanding....................................................          465              792
Distribution of Earnings to Minority Partner....................................          (28)              --
Repayments of other long-term debt, net.........................................          (23)             (88)
Proceeds from revolving credit facility.........................................        7,800            7,200
Repayments of revolving credit facility.........................................      (10,977)          (9.684)
Payment of dividends ...........................................................         (470)            (489)
Treasury .......................................................................           23               17
Stock...........................................................................
Other...........................................................................           --              (63)
                                                                                   ----------------------------
Net cash used in financing activities...........................................       (3,210)          (2,315)
                                                                                   ----------------------------
Effect of changes in foreign exchange rates.....................................          (66)            (254)
                                                                                   ----------------------------
Net increase in cash and cash equivalents.......................................          536              114
                                                                                   ----------------------------
Cash and cash equivalents at beginning of period................................          581              619
                                                                                   ----------------------------
Cash and cash equivalents at end of period......................................       $1,117            $ 733
                                                                                   ============================


Income taxes paid...............................................................           $6             $ --
                                                                                   ============================

Interest paid...................................................................         $216             $437
                                                                                   ============================

The accompanying notes are an integral part of these consolidated statements.

                     TB Wood's Corporation and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
               (unaudited; in thousands, except per share amounts)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") and the results of their operations and cash flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2002.

2. The major classes of inventories at March 29, 2002 and December 28, 2001 consisted of the following:

                                                                                       Unaudited
                                                                                --------------------------------
                                                                                March 29,        December 28,
                                                                                 2002              2001
        --------------------------------------------------------------------------------------------------------
        Finished Goods..........................................................  $15,258              $16,370
        Work in process.........................................................    6,767                7,298
        Raw Materials ..........................................................    4,781                5,566
                                                                                --------------------------------
        Total at FIFO cost .....................................................   26,806                29,234
        Excess of FIFO cost over LIFO cost .....................................   (5,307)               (5,432)
                                                                                --------------------------------
        Total at LIFO cost                                                        $21,499               $23,802
                                                                                ================================


3. On April 3, 2002, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable April 30, 2002 to stockholders of record on April 16, 2002.

4. In 1996, the Board of Directors authorized the Company to purchase up to 200,000 of the Company's common shares. At the July 2000 and January 2001 Board of Director's meetings, the directors of TB Wood's expanded this share repurchase program by authorizing the repurchase of up to an additional 100,000 and 200,000 shares, respectively, of TB Wood's stock. These purchases are subject to certain business and market conditions. At March 29, 2002 the cumulative number of treasury shares purchased under this authorization was 497,936. During the first quarter of 2002, the number of treasury shares issued to employees was 2,741 under the stock purchase plan and 6,603 under the 401(k) profit-sharing plan. As of March 29, 2002, 411,007 shares were held in treasury at cost.

5. Total comprehensive income for the year-to-date periods ended March 29, 2002 and March 30, 2001 was as follows:

                                                                           Unaudited          Unaudited
                                                                        ----------------- ------------------
                                                                          Mar 29, 2002       Mar 30, 2001
        ----------------------------------------------------------------------------------------------------
        Net (loss) income .....................................             ($2,423)             $ 727
        Other comprehensive income,
            Change in fair value of derivative.................                  --                (38)
            Foreign currency translation adjustments...........                 (66)              (254)
                                                                        ==================================
        Total comprehensive (loss) income                                   ($2,489)              $ 435
                                                                        ==================================

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

                                                                              Third  Quarter
                                                                            Mar 29,     Mar 30,
                                                                             2002        2001
           ---------------------------------------------------------------------------------------
           Weighted average number of common shares
           Outstanding...............................................         5,226       5,466
           Shares issued upon assumed exercise of
           Outstanding stock options.................................            --          --
                                                                          ------------------------
           Weighted average number of common and
           Common equivalent shares outstanding....................           5,226       5,466
                                                                          ========================

         Total outstanding options to acquire 893,700 and 727,825 shares of common stock as of March 29, 2002 and March 30, 2001, respectively, are not included in the above calculation as their effect would be antidilutive.

7.       Segment Reporting

         The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment for the periods ended March 29, 2002 and March 30, 2001.

                                                  Mechanical  Business    Electronics   Business        Total
                                                    2002        2001         2002        2001      2002      2001
                                                ---------------------------------------------------------------------
      Revenues from external customers               $16,907     $19,591      $10,015    $10,357   $26,922   $29,948

      Year to date operating profit,
          after                                        1,003       1,981         (98)      (332)       905     1,649
          minority interest

      Depreciation and amortization                      737         900          414        522     1,151     1,422

      Segment assets                                  44,713      54,883       30,879     35,355    75,592    90,328

      Expenditures for long-lived assets                 216         188          185        203       401       391


         The following table reconciles segment profit to consolidated income before income taxes as of March 29, 2002 and March 30, 2001.

                                                                                    2002        2001
                 Total operating profit for reportable Segments............         $905      $1,649

                 Interest, net.............................................         (216)      (437)

                 Other, net................................................           (5)       (39)
                                                                                 --------------------
                 Income before income taxes and cumulative effect of an
                 accounting change.........................................         $684      $1,173
                                                                                 ====================

8. Effective July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective the beginning of fiscal year 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The Company adopted this statement effective December 29, 2001 (beginning of Fiscal
         2002). As a result of adopting SFAS No. 142, the Company will no longer record goodwill amortization of approximately $226 ($177 after income tax) per year.

         Using the fair value approach, the Company performed the first annual impairment tests required by SFAS 142. Based upon results of the first phase of these tests, it appeared that goodwill related to the Company's US Electronics reporting unit may be impaired. As a result the second phase of the tests required by SFAS 142 on a fair value approach for the US Electronics reporting unit was performed. In accordance with SFAS 142, once impairment is determined at a reporting unit the amount of goodwill impairment is determined based upon what the balance of goodwill would have been if the purchase accounting method prescribed by SFAS 141 were applied at the date of impairment. Under SFAS 142, if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once the impairment loss is recognized, the adjusted carrying amount of the goodwill will be its new accounting basis. This second phase of the impairment evaluation determined that impairment had occurred, as a result of which an impairment loss of $4,453 ($2,846 net of the income taxes), has been recognized as a cumulative effect of a change in accounting principle as of the beginning of the year as prescribed by SFAS 142.

9.       Restructuring

         During the first quarter 2002, the Company closed its Canadian manufacturing operations and transferred certain operations to its new Mexican plant opened in 2001. As a result of the closure of its Canadian manufacturing operations affecting 28 people, restructuring charges related to severance and closure in the amount of $275 was recorded as an expense during the first quarter 2002.

10.      Subsequent Event

         As reported in the Company's 10-K filed for fiscal 2001, The Electron Corp ("Electron"), the minority partner in a joint venture established to manufacture and market belted drive products filed for bankruptcy in late 2001 under Chapter 11 (Reorganization) of the US Bankruptcy Code. In February 2002 Electron abandoned certain non-cash assets, of which Electron's minority interest in the joint venture was one of these assets, to a bank secured creditor. Subsequently Electron's reorganization proceeding was changed to Chapter 7 (Liquidation). In April 2002 the Company reached an agreement to purchase Electron's minority interest in the joint venture, patterns, tooling and intellectual property that Electron used to manufacture castings for the joint venture from the bank for the sum of $3,250,000. The Company will not recognize any gain or loss from this purchase and the transaction will not have a material impact upon its business operations. This purchase is expected to close during the second quarter 2002. The Company will use borrowings under its US Credit Facility to finance this transaction.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview
--------

         The general slowdown in the worldwide manufacturing sector continued in the first quarter of 2002. The Company continued to initiate measures to reduce costs in the current quarter that it believes will enable it to more successfully operate in the current environment. These cost reduction measures include, but are not limited to, continued strict cost controls on all discretionary spending, the reduction or elimination of certain employees, finding component vendors offering lower costs and shorter workweeks in specific areas to match output to customer demands.

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         The Company posted net sales for the first quarter 2002 of $26,922 compared to $29,948 for the first quarter 2001, a decrease of 10.1%. Mechanical Business net sales for the first quarter of $16,907 were $2,684 lower than net sales of $19,591 in comparable 2001. The sales decline mainly occurred in the belted drive product lines, driven by the general industrial slowdown. Electronics Business net sales were $10,015 a $342 decrease from net sales of $10,357 in the first quarter of 2001. The continued slowdown of capital expenditures by firms in the machine tool and man-made fibers industries were the principal reasons for the sales decline.

         Company cost of sales ("COS") in the first quarter 2002 was $18,248 compared to $19,353 for the same period last year. As a percent of sales, COS was 67.7% for the first quarter 2002 an increase of 311 basis points from 2001's first quarter COS of 64.6%. Mechanical Business COS of $11,679 in the first quarter 2002 was $759 lower than COS of $ 12,438 in the first quarter 2001. As a percent of sales for the first quarter 2002, Mechanical Business reported COS of 69.1%, an increase of 560 basis points from 63.5% in the prior year. The increased COS percentage to sales resulted from reduced fixed expense absorption from lower inventory and production. Electronics Business COS for the first quarter 2002 was $6,569 a $346 decrease from COS of $6,915 for the same quarter of 2001. As a percent of sales for the first quarter 2001 versus the first quarter 2002, Electronics Business reported COS of 65.6% for 2002, down 120 basis points from 66.8% in the prior year. The principal reason for the lower COS percentage was more efficient manufacturing operation than in the prior year resulting from the previously implemented headcount reductions.

         Selling, general and administrative ("SG&A") expenses for the first quarter 2002 were $7,607 compared to $8,590 for the first quarter 2001, a decrease of $983 or 11.4%. SG&A, as a percent of sales, decreased to 28.3% in the first quarter 2002 from 28.7% in the first quarter 2001. The major reasons for the change in absolute dollars were the reduced variable costs caused by the lower sales volume and lower headcount.

         During the first quarter 2002, the Company closed its Canadian manufacturing operations and transferred certain operations to its new Mexican plant opened in 2001. As a result of the closure of its Canadian manufacturing operations, restructuring charges related to severance and closure in the amount of $275 was recorded as an expense during the first quarter 2002.


         Operating income after Minority Interest for the Company was $905 for the first quarter 2002, or 3.4% as a percent of sales, and $744 lower than first quarter 2001 income from operations of $1,649, which was 5.5% of sales. This reduction was caused by the decreased absorption of fixed expenses from the lower inventory and production, and lower sales volume. Effective December 29, 2001 (beginning of fiscal 2002) the Company adopted SFAS 142 "Goodwill and Other Intangible Assets." As a result of this adoption the Company ceased the amortization of goodwill. During the first quarter 2001 the Company had recognized $45 of goodwill amortization net of income tax.

         Other expense, net for the first quarter 2002 was $221 compared to other expense of $476 for the same period last year. Interest expense, a component of other expense, for the Company was $216 in the first quarter of 2002, a $221 decrease from $437 of interest expense in the first quarter of 2001. The Company's lower debt levels and the Federal Reserve's reduction of interest rates throughout 2001 and continuing into 2002 were the primary reasons for this lower interest expense to the Company.

         Income before the cumulative effect of a change in accounting principle for the impairment of goodwill in the first quarter 2002 was $423 or $0.08 per diluted share, $0.05 lower than the $727, or $0.13 per diluted share a year ago.

         As a result of the adoption of SFAS 142 "Goodwill and Other Intangible Assets" the Company recognized an impairment charge in the amount of $4,453 ($2,846 net of income taxes) related to the Goodwill associated with its US Electronics reporting unit during the first quarter 2002. This charge is reflected as a cumulative effect of a change of accounting principle as directed by SFAS 142. No similar charges were recorded during the first quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except per share amounts)

         Working Capital at March 29, 2002 was $23,189, 9% below $25,472 at December 28, 2001. The decrease was due primarily to decreases in accounts receivable and inventories. Current ratio remained at 2.4:1 for March 29, 2002 and December 29, 2001.

         Outstanding long-term debt decreased $2,800 to $25,002 at March 29, 2002 compared to $27,802 at year-end 2001. Debt was comprised of $5,285 in tax-exempt revenue bonds, $19,700, in debt under the Company's $52,500 unsecured United States revolving credit facility (the "Facility"), and $17 in capitalized leases. At March 29, 2002, including $6,195 of outstanding standby letters of credit, the Company had approximately $26,605 of available borrowing capacity under the Facility. The Company's average annual interest rate as of March 29, 2002 on the Facility was 3.29%.

         The Company's cash flows from operations in year to date 2002 were $4,321, a $998 increase from the year to date 2001. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.

Accounting Policies:

         The Company believes the following critical accounting policies affect management's more significant judgements and estimates used in the preparation of its Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the 2001 Consolidated Financial Statements.

Accounts receivables: The Company maintains allowances for doubtful accounts, discounts and claims resulting from the inability of our customers to make required payments, projected cash discounts to be taken in the month following the end of the accounting period, and any claims customers may have for merchandise. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Product Warranty: Our warranty reserve and allowance for product returns is established based upon our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe our warranty reserve and allowance for product returns is adequate and that judgement applied is appropriate based upon our historical experience for these items, actual amounts determined to be due and payable would differ and additional allowances may be required.

Inventory: The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the differences between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Long-Lived Assets: The Company periodically evaluates the realizable value of long-lived assets, including property, plant and equipment, relying on a number of factors including operating results, budgets, economic projections and anticipated future cash flows.

Acquired Intangibles: The Company's past business acquisitions resulted in the recognition of goodwill and other intangible assets, which effect the amount of future period amortization expense and possible impairment expenses that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company's Consolidated Financial Statements.

IMPACT OF ACCOUNTING STANDARDS

         Effective July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets" effective the beginning of fiscal year 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The Company adopted this statement effective December 29, 2001 (beginning of Fiscal
2002). As a result of adopting SFAS No. 142, the Company will no longer record goodwill amortization of approximately $226 ($177 after income tax) per year.

         The following table provides the comparable effects of adoption of SFAS 142 for the quarters ended March 29, 2002 and March 30, 2001.

---------------------------------------------------------------------------------------- --------------- ---------------
(in thousands, except per share data)                                                       March 29        March 30
---------------------------------------------------------------------------------------- --------------- ---------------
                                                                                              2002            2001
---------------------------------------------------------------------------------------- --------------- ---------------
Reported Income before cumulative effect of change in accounting principle                         $423            $727
---------------------------------------------------------------------------------------- --------------- ---------------
Add Back: Goodwill amortization (net of tax)                                                         --              45
---------------------------------------------------------------------------------------- --------------- ---------------
Pro Forma Income before cumulative effect of  change in accounting principle                       $423            $772
---------------------------------------------------------------------------------------- --------------- ---------------


---------------------------------------------------------------------------------------- --------------- --------------
Basic and Diluted Income Per Share:
---------------------------------------------------------------------------------------- --------------- --------------
Reported Income before cumulative effect of a change in accounting principle                      $0.08          $0.13
---------------------------------------------------------------------------------------- --------------- --------------
Add back:  Goodwill amortization (net of tax)                                                        --           0.01
---------------------------------------------------------------------------------------- --------------- --------------
Pro Forma income per share before cumulative effect of change in accounting principle             $0.08          $0.14
---------------------------------------------------------------------------------------- --------------- --------------

         Using the fair value approach, the Company performed the first annual impairment tests required by SFAS 142. Based upon results of the first phase of these tests, it appeared that goodwill related to the Company's US Electronics reporting unit may be impaired. As a result the second phase of the tests required by SFAS 142 on a fair value approach for the US Electronics reporting unit was performed. In accordance with SFAS 142, once impairment is determined at a reporting unit the amount of goodwill impairment is determined based upon what the balance of goodwill would have been if the purchase accounting method prescribed by SFAS 141 were applied at the date of impairment. Under SFAS 142, if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once the impairment loss is recognized, the adjusted carrying amount of the goodwill will be its new accounting basis. This second phase of the impairment evaluation determined that impairment had occurred, as a result of which an impairment loss of $4,453 ($2,846 net of income taxes), was recognized as a cumulative effect of a change in accounting principle as of the beginning of the year as prescribed by SFAS 142.

         In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, " Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that implementation of this SFAS will have a material impact on its Consolidated Financial Statements.

         In October 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived assets," which supercedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company's adoption of this SFAS has not had a material impact on its Consolidated Financial Statements.

Recent Developments

         As reported in the Company's 10-K filed for fiscal 2001, The Electron Corp ("Electron"), the minority partner in a joint venture established to manufacture and market belted drive products filed for bankruptcy in late 2001 under Chapter 11 (Reorganization) of the US Bankruptcy Code. In February 2002 Electron abandoned certain non-cash assets, of which Electron's minority interest in the joint venture was one of these assets, to a bank secured creditor. Subsequently Electron's reorganization proceeding was changed to Chapter 7 (Liquidation). In April 2002 the Company reached an agreement to purchase Electron's minority interest in the joint venture, patterns, tooling and intellectual property that Electron used to manufacture castings for the joint venture from the bank for the sum of $3,250,000. The Company will not recognize any gain or loss from this purchase and the transaction will not have a material impact upon its business operations. This purchase is expected to close during the second quarter 2002. The Company will use borrowings under its US Credit Facility to finance this transaction.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in market risks since the 2001 Annual Report to Shareholders.

Part II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

           None

Item 2.  Changes in Securities

           None

Item 3.  Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

         10.61 Seventh Amendment to Loan Documents by and among TB Wood's Incorporated, Individually and as Agent under Borrower Agency Agreement and PNC Bank, National Association as Agent, PNC Bank, National Association, Fleet Bank (as successor to Summit
                  Bank), First Union National Bank and National City Bank of Pennsylvania dated April 30, 2002 effective as of March 29, 2002

b)       Reports on Form 8-K

           None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on April 30, 2002

                           TB WOOD'S CORPORATION



                           By:      /s/Thomas F. Tatarczuch
                                    -----------------------------------
                                    THOMAS F. TATARCZUCH
                                    Vice President-Finance
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)