Form 10-Q
period 2002-06-28
TB WOODS CORP
filed 2002-08-12
CIK 1000227

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 28, 2002

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

                                                              Yes _X_    No ____


Number of shares outstanding of the issuer's Common Stock:

                  Class                            Outstanding at June 28, 2002
                  -----                            ----------------------------

       Common Stock, $.01 par value                          5,231,338

                                Table of Contents



Part I. - Financial Information                                         Page No.
-------------------------------                                         --------

Condensed Consolidated Balance Sheets -
     June 28, 2002 and December 28, 2001                                       3

Condensed Consolidated Statements of Operations -
     For the Second Quarter and Six Months Ended June 28, 2002
     and June 29, 2001                                                         4

Condensed Consolidated Statements of Cash Flows -
     For the Six Months Ended June 28, 2002
     and June 29, 2001                                                         5

Notes to Condensed Consolidated Financial Statements                           6

Management's Discussion and Analysis of
     Financial Condition and Results of Operations                            10



Part II. - Other information                                                  15
----------------------------

Part I.-Financial Information
Item 1. Financial Statements

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                     Unaudited
                                                                                      June 28,    December 28, 2001
(in thousands, except share amounts)                                                    2002
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents.....................................................       $   534             $   581
  Accounts receivable, less allowances for doubtful accounts, discounts,
    and claims of $570 at June 28, 2002 and $472 at December 28, 2001...........        17,466              15,706
  Inventories...................................................................        20,199              23,802
  Other current assets..........................................................         2,697               1,849
                                                                                       ---------------------------
     Total current assets.......................................................        40,896              41,938
                                                                                       ---------------------------
Property, plant, and equipment..................................................        64,906              64,966
  Less accumulated depreciation.................................................        32,930              32,025
                                                                                       ---------------------------
    Net property, plant and equipment...........................................        31,976              32,941
                                                                                       ---------------------------
Other Assets:
  Deferred income taxes.........................................................         3,872               2,265
  Goodwill, net of accumulated amortization of $2,157 at
     June 28, 2002 and at December 28, 2001.....................................         5,089               8,865
  Other.........................................................................         1,829               1,623
                                                                                       ---------------------------
     Total other assets.........................................................        10,790              12,753
                                                                                       ---------------------------

TOTAL ASSETS....................................................................       $83,662             $87,632
                                                                                       ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt..........................................       $   619             $   843
  Accounts payable..............................................................        11,481               7,469
  Checks outstanding............................................................         2,288               1,635
  Accrued expenses..............................................................         6,971               5,317
  Deferred income taxes.........................................................         1,202               1,202
                                                                                       ---------------------------
     Total current liabilities..................................................        22,561              16,466
                                                                                       ---------------------------

Long-term debt, less current maturities.........................................        23,390              27,802
                                                                                       ---------------------------

Postretirement benefit obligation, less current portion.........................        11,474              11,857
                                                                                       ---------------------------

Equity of minority shareholders.................................................            --               3,062
                                                                                       ---------------------------

Shareholders' Equity:
  Preferred stock, $.01 par value; 100 and 5,000,000 shares authorized, at June 28, 2002 and December 28, 2001, and no shares issued or
     outstanding................................................................            --                  --
  Common stock, $.01 par value; 10,000,000 and 40,000,000 shares authorized at
   June 28, 2002 and December 28, 2001; 5,639,798 issued; and 5,231,338 and
   5,219,447 outstanding at June 28, 2002 and December 28, 2001.................            57                  57
  Treasury stock, at cost.......................................................        (4,253)             (4,338)
  Additional paid-in capital....................................................        26,725              26,720
  Retained earnings.............................................................         6,173               8,968
  Other accumulated comprehensive income........................................        (2,465)             (2,962)
                                                                                       ---------------------------
     Total shareholders' equity.................................................        26,237              28,445
                                                                                       ---------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................................       $83,662             $87,632
                                                                                       ===========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations


                                                                            Unaudited               Unaudited
                                                                      Second Quarter Ended         Year to Date
                                                                      June 28,    June 29,    June 28,     June 29,
(in thousands, except per share amounts)                               2002         2001        2002         2001
-------------------------------------------------------------------------------------------------------------------
Net sales...........................................................  $27,936     $28,338     $54,858      $58,286

Cost of sales.......................................................   19,033      18,742      37,281       38,095
                                                                      --------------------------------------------

  Gross profit......................................................    8,903       9,596      17,577       20,191

Selling, general and administrative expenses........................    7,659       7,751      15,266       16,341
                                                                      --------------------------------------------

   Operating income, before minority interest.......................    1,244       1,845       2,311        3,850

Minority interest in loss (income)..................................       10        (315)       (152)        (671)
                                                                      --------------------------------------------

Operating income....................................................    1,254       1,530       2,159        3,179
                                                                      --------------------------------------------

Other (expense) income:
   Interest expense and other finance charges.......................     (217)       (400)       (433)        (837)
   Other, net.......................................................       20         599          15          560
                                                                      --------------------------------------------

   Other income (expense), net......................................     (197)        199        (418)        (277)
                                                                      --------------------------------------------

Income before provision for income taxes and cumulative effect of
change in accounting principle......................................    1,057       1,729       1,741        2,902

Provision for income taxes..........................................      484         657         745        1,103
                                                                      --------------------------------------------

Income before cumulative effect of change in accounting
principle...........................................................      573       1,072         996        1,799

Cumulative effect of change in accounting principle, net of
income tax..........................................................       --          --      (2,846)          --
                                                                      --------------------------------------------

Net income (loss)...................................................  $   573     $ 1,072    $ (1,850)      $1,799
                                                                      ============================================

Per share amounts-Basic and Diluted:

Basic and Diluted Income before cumulative effect of change in
accounting principle per common share...............................  $  0.11     $  0.20    $   0.19      $  0.33

Basic and Diluted Cumulative effect of change in accounting
principle per common share..........................................       --          --       (0.54)          --
                                                                      --------------------------------------------

Basic and Diluted net income (loss) per common share................  $  0.11     $  0.20    $  (0.35)     $  0.33
                                                                      ============================================

Basic and Diluted Weighted average shares of common stock and
equivalents outstanding.............................................    5,234       5,475       5,233        5,466
                                                                      ============================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                                             Unaudited
                                                                                            Year to Date
                                                                                      June 28,         June 29,
(in thousands)                                                                          2002             2001
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net (loss) income ..........................................................         $ (1,850)         $  1,799
Cumulative effect of change in accounting principle ........................            2,846                --
                                                                                     --------------------------
Income before cumulative effect of change in accounting principle ..........              996             1,799
                                                                                     --------------------------
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization .........................................            2,780             2,780
     Other .................................................................              (39)               23
     Stock option compensation and employee stock benefit expense ..........               40               254
     Minority interest .....................................................           (3,034)              671
     Net loss (gain) on sale of assets .....................................                3              (612)
 Changes in working capital:
          Accounts receivable ..............................................           (1,760)            2,127
          Inventories ......................................................            3,603             2,634
          Other current assets .............................................             (848)             (629)
          Accounts payable .................................................            4,012              (916)
          Accrued and other liabilities ....................................            1,271            (2,000)
                                                                                     --------------------------
               Total adjustments ...........................................            6,028             4,332
                                                                                     --------------------------
               Net cash provided by operating activities ...................            7,024             6,131
                                                                                     --------------------------
Cash Flows from Investing Activities:
Capital expenditures .......................................................           (1,794)           (2,032)
Proceeds from sale of fixed assets .........................................               68               742
Other ......................................................................             (929)              (71)
                                                                                     --------------------------
     Net cash used in investing activities .................................           (2,655)           (1,361)
                                                                                     --------------------------
Cash Flows from Financing Activities:
Change in checks outstanding ...............................................              653               501
Distribution of Earnings to Minority Partner ...............................              (28)               --
Repayments of other long-term debt, net ....................................              (32)             (177)
Proceeds from revolving credit facility ....................................           16,300            17,814
Repayments of revolving credit facility ....................................          (20,904)          (21,600)
Payment of dividends .......................................................             (942)             (979)
Treasury Stock .............................................................               40              (141)
Other ......................................................................               --              (112)
                                                                                     --------------------------
     Net cash used in financing activities .................................           (4,913)           (4,694)
                                                                                     --------------------------
Effect of changes in foreign exchange rates ................................              497               430
                                                                                     --------------------------
Net increase in cash and cash equivalents ..................................              (47)              506
Cash and cash equivalents at beginning of period ...........................              581               619
                                                                                     --------------------------
Cash and cash equivalents at end of period .................................         $    534          $  1,125
                                                                                     ==========================

Income taxes paid ..........................................................         $    584          $  1,315
                                                                                     ==========================
Interest paid ..............................................................         $    504          $    837
                                                                                     ==========================

The accompanying notes are an integral part of these consolidated statements.

                     TB Wood's Corporation and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
               (unaudited; in thousands, except per share amounts)

1.      Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") and the results of their operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read together with the audited financial statements and notes included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2002.

2.      Inventories

        The major classes of inventories at June 28, 2002 and December 28, 2001 consisted of the following:

                                                                                         Unaudited
                                                                        ----------------------------------------
                                                                                June 28,            December 28,
        (in thousands)                                                           2002                    2001
        --------------------------------------------------------------------------------------------------------
        Raw materials and supplies....................................            $ 4,923               $ 5,566
        Work in process...............................................              7,370                 7,298
        Finished goods................................................             13,338                16,370
                                                                        ----------------------------------------
        Total at FIFO cost............................................             25,631                29,234
        Excess of FIFO cost over LIFO cost............................             (5,432)               (5,432)
                                                                        ----------------------------------------
        Total at LIFO cost............................................            $20,199               $23,802
                                                                        ========================================

3.      Shareholders' Equity

        Dividends

        On April 3 and July 2, 2002, the Board of Directors declared quarterly cash dividends of $0.09 per share payable on April 30 and July 31, 2002 to stockholders of record on April 16 and July 17, 2002, respectfully.

        Preferred and Common Stock

        On April 23, 2002, the shareholders approved an amendment of the corporate charter reducing the number of shares of preferred stock the Company is authorized to issue from 5,000,000 to 100 and reducing the number of shares of common stock the Company is authorized to issue from 40,000,000 to 10,000,000.

        Treasury Stock

        In 1996, the Board of Directors authorized the Company to purchase up to 200,000 of the Company's common shares. At the July 2000 and January 2001 Board of Director's meetings, the directors of TB Wood's expanded this share repurchase program by authorizing the repurchase of up to an additional 100,000 and 200,000 shares, respectively, of TB Wood's stock. These purchases are subject to certain business and market conditions. At June 28, 2002 the cumulative number of treasury shares purchased under this authorization was 497,936. Year to date, the number of treasury shares issued to employees under the stock purchase plans was 5,288 and under the 401-K retirement plan was 6,603. As of June 28, 2002, 408,460 shares were held in treasury at cost.

        Stock Options

        On January 31, 2002, the Company granted options for the purchase of 145,650 shares of its common stock to employees at exercise prices equal to or in excess of market price on the date of the grant. These options vest over three years and options for 97,100 shares expire on January 31, 2007 and options for 48,550 shares expire on January 2012.

4.      Other Comprehensive Income

        Total comprehensive (loss) income for the year-to-date periods ended June 28, 2002 and June 29, 2001 was as follows:

                                                                      Unaudited         Unaudited
                                                                   -----------------------------------
        (in thousands)                                              June 28, 2002   June 29, 2001
        ----------------------------------------------------------------------------------------------
        Net (Loss) Income..........................................       $(1,850)           $1,799
        Other comprehensive income,
            Change in the fair value of derivative instrument......            --               (32)
            Foreign currency translation adjustments...............           497               430
                                                                   -----------------------------------
        Total Comprehensive (Loss) Income..........................       $(1,353)           $2,197
                                                                   ===================================

        The components of accumulated other comprehensive income, net of related tax at June 28, 2002 and December 28, 2001 are as follows:

                                                                      2002         2001
                                                                      ----         ----
        Aggregate currency translation  adjustment                   $2,465       $2,962
                                                                     ======       ======

5.      Earnings Per Share

        Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares and common equivalent shares if dilutive. The computation of weighted average shares outstanding is as follows:

                                                                                 Quarter Ended           Year to Date
                                                                              June 28,    June 29,    June 28,   June 29,
        (in thousands)                                                          2002        2001        2002       2001
        -------------------------------------------------------------------------------------------------------------------
        Basic weighted average number of common shares
              outstanding....................................................   5,231       5,473        5,230        5,466
        Shares issueable upon assumed exercise of
              outstanding stock options......................................       3           2            3           --
                                                                               --------------------------------------------
        Diluted weighted average number of common and
              common equivalent shares outstanding...........................   5,234       5,475        5,233        5,466
                                                                               ============================================

        Total outstanding options to purchase 718,400 and 755,000 shares of common stock as of June 28, 2002 and June 29, 2001, respectively, are not included in the above calculation as their effect would be antidilutive.

6.      Business Segment Information

        The Company's reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies and marketing strategies.

        The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment for the periods ended June 28, 2002 and June 29, 2001.

                                                                          Quarter Ended          Year to Date
                                                                    ------------------------------------------------
                                                                      June 28,     June 29,    June 28,   June 29,
      (in thousands)                                                    2002         2001        2002       2001
                                                                        ----         ----        ----       ----
      External Sales:
         Mechanical Segment                                              $18,176     $18,543    $35,083    $38,134
         Electronics Segment                                               9,760       9,795     19,775     20,152
                                                                    ------------------------------------------------
                                                                         $27,936      28,338     54,858     58,286
                                                                    ================================================

      Operating Income (loss) after minority interest:
         Mechanical Segment                                               $1,562      $1,751     $2,565     $3,732
         Electronics Segment                                                (308)       (221)      (406)      (553)
                                                                    ------------------------------------------------
                                                                          $1,254      $1,530     $2,159     $3,179
                                                                    ================================================

      Depreciation and amortization:
         Mechanical Segment                                                $ 740       $ 774     $1,477     $1,570
         Electronics Segment                                                 451         417        865        840
         Corporate                                                           220         194        438        370
                                                                    ------------------------------------------------
                                                                          $1,411      $1,385     $2,780     $2,780
                                                                    ================================================

      Assets:
         Mechanical Segment                                              $47,450     $54,282    $47,450    $54,282
         Electronics Segment                                              25,356      34,821     25,356     34,821
         Corporate                                                        10,856       9,273     10,856      9,273
                                                                    ------------------------------------------------
                                                                         $83,662     $98,376    $83,662    $98,376
                                                                    ================================================

      Expenditures for long-lived assets:
         Mechanical Segment                                                $ 604       $ 803    $   931      $ 991
         Electronics Segment                                                 326         326        511        516
         Corporate                                                           270         234        352        525
                                                                    ------------------------------------------------
                                                                          $1,200      $1,363     $1,794     $2,032
                                                                    ================================================

      The following table reconciles segment-operating income to consolidated income before income taxes and cumulative effect of change in accounting principle as of June 28, 2002 and June 29, 2001 as follows:

                                                                          Quarter Ended          Year to Date
                                                                    ----------------------------------------------
                                                                      June 28,     June 29,    June 28,   June 29,
      (in thousands)                                                    2002         2001        2002       2001
                                                                        ----         ----        ----       ----
      Segment operating income after minority interest                  $1,254      $1,530     $2,159     $3,179
      Interest, net                                                       (217)       (400)      (433)      (837)
      Other, net                                                            20         599         15        560
                                                                    ----------------------------------------------
      Income before provision for income taxes and
      cumulative effect of change in accounting principle               $1,057      $1,729     $1,741     $2,902
                                                                    ==============================================

7.    Goodwill

      The Financial Accounting Standards Board issued SFAS No. 141 Business Combinations, that was effective July 2001 and No. 142, "Goodwill and Other Intangible Assets" effective the beginning of fiscal year 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The Company adopted this statement effective December 29, 2001 (beginning of Fiscal 2002). As a result of adopting SFAS No. 142, the Company will no longer record goodwill amortization of approximately $226 ($177 after income tax) per year.

      Using the fair value approach, the Company performed the first annual impairment tests required by SFAS 142 during the first quarter of fiscal 2002. Based upon results of the first phase of these tests, it appeared that goodwill related to the Company's North American Electronics reporting unit may be impaired. As a result, the second phase of the tests required by SFAS 142 on a fair value approach for the North American Electronics reporting unit was performed. In accordance with SFAS 142, once impairment is determined at a reporting unit, the amount of goodwill impairment is determined based upon what the balance of goodwill would have been if the purchase accounting method prescribed by SFAS 141 were applied at the date of impairment. Under SFAS 142, if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once the impairment loss is recognized, the adjusted carrying amount of the goodwill will be its new accounting basis. This second phase of the impairment evaluation determined that impairment had occurred, as a result of which an impairment loss of $4,453 ($2,846 net of the income taxes), has been recognized as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 as prescribed by SFAS 142.

8.    Restructuring

      As part of its ongoing efforts to reduce costs in the current business environment, the Company closed its Canadian manufacturing operations effective January 31, 2002, and transferred certain of its operations to its new Mexican plant opened in 2001. As a result of the closure of its Canadian manufacturing operations affecting 28 people, restructuring charges related to severance and closure in the amount of $275 was recorded as an expense during the first quarter 2002.

9.    Acquisition of Minority Interest

      As reported in the Company's 10-K filed for fiscal 2001, The Electron Corp ("Electron"), the minority partner in a joint venture established to manufacture and market belted drive products filed for bankruptcy in late 2001 under Chapter 11 (Reorganization) of the US Bankruptcy Code. In February 2002 Electron abandoned certain non-cash assets that included Electron's minority interest in the joint venture to a bank which was a secured creditor. Subsequently Electron's reorganization proceeding was converted to Chapter 7 (Liquidation). In April 2002 the Company reached an agreement to purchase Electron's minority interest in the joint venture, including the patterns, tooling and intellectual property that Electron used to manufacture castings for the joint venture from the bank for the sum of $3,230,000 plus the assumption of income tax liabilities of $20,000. The Company did not recognize any gain or loss from this purchase and the transaction will not have a material impact upon its business operations. This purchase closed on July 8, 2002; on which date the Company used borrowings under its US revolving credit facility to finance this transaction. At June 28, 2002, the $3,230,000 purchase price is included in accounts payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The general slowdown in the worldwide manufacturing sector continued in the second quarter of 2002. The Company continued its efforts to reduce costs that it believes will enable it to more successfully operate in the current environment. These cost reduction measures include, but are not limited to, continued strict cost controls on all discretionary spending, the reduction or elimination of certain employee positions, shorter workweeks in specific areas to match output to customer demands, and selecting component vendors offering lower costs.

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         The Company posted net sales for the second quarter 2002 of $27,936, compared to $28,338 for the second quarter 2001, a decrease of 1.4 %. Year to date net sales of the Company for 2002 were $54,858 which is $3,428 lower than net sales for the same period in 2001.

         Mechanical Business net sales for the second quarter of $18,176 were $367 lower than net sales of $18,543 for the second quarter of 2001. For the first six months of 2002, Mechanical Business net sales were $35,083 compared to $38,134 for same period in 2001 or a reduction of 8%. The sales decline mainly occurred in the belted drive product lines, driven by the general industrial slowdown.

         Electronics Business net sales for the second quarter of 2002 were $9,760, a $35 decrease from net sales of $9,795 for the second quarter of 2001. For the first six months of 2002, Electronics Business net sales were $19,775 compared to $20,152 for same period in 2001, or a reduction of 1.9%. The continued low level of capital expenditures by the man-made fibers industry was the principal reason for the sales decline.

         Company cost of sales ("COS") in the second quarter 2002 was $19,033 compared to $18,742 for the same period last year. As a percent of sales, COS was 68.1% for the second quarter 2002, an increase of two percentage points from 2001's second quarter COS of 66.1%. Year to date, COS for the Company was $37,281 or 68.0% of sales compared to $38,095 or 65.4% of sales for same period in 2001.

         During the first quarter 2002, the Company closed its Canadian mechanical manufacturing operations and transferred certain operations to its new Mexican plant that opened in 2001. As a result of the closure of its Canadian manufacturing operations, restructuring charges related to severance and closure costs in the amount of $275 were recorded as a COS expense during the first quarter 2002. The Company has increased production at the plant in Mexico, but the costs associated with the start up have negatively impacted cost of goods sold.

         Mechanical Business COS of $12,438 in the second quarter 2002 was $174 higher than COS of $12,264 in the second quarter 2001. As a percent of sales for the second quarter 2002, Mechanical Business reported COS of 68.4%, an increase of 2.3 percentage points from 66.1% in the prior year. Year to date, 2002 COS for Mechanical Business was $24,116 or 68.7% of sales compared to $24,702 or 64.8% of sales for same period in 2001. The increased COS percentage to sales resulted from reduced fixed expense absorption from inventory reduction and continued costs of starting up the Mexican plant.

         Electronics Business COS for the second quarter 2002 was $6,595, a $117 increase from COS of $6,478 for the same quarter of 2001. As a percent of sales for the second quarter 2002 versus the second quarter 2001, Electronics Business reported COS of 67.6% for 2002, up 1.5 percentage points from 66.1% in the prior year. Year to date, 2002, COS for Electronics Business was $13,164 or 66.6% of sales compared to $13,393 or 66.5% of sales for same period in 2001. The principal reason for the higher COS percentage was reduced fixed expense absorption from inventory reduction.

         Selling, general and administrative ("SG&A") expenses for the second quarter 2002 were $7,659 compared to $7,751 for the second quarter 2001, a decrease of $92, or 1.2%. SG&A, as a percent of sales, was 27.4% for both the second quarter of 2002 and 2001. Year to date, 2002, SG&A was $15,266 or 27.8% of sales compared to $16,341 or 28.0% of sales for same period in 2001. The major reasons for the change in absolute dollars were the reduced variable costs caused by the lower sales volume and lower headcount.

         Operating income after Minority Interest for the Company was $1,254 for the second quarter 2002, or 4.5% as a percent of sales, and $276 lower than second quarter 2001 income from operations of $1,530, which was 5.4% of sales. This reduction was caused primarily by the lower sales volume leading to the decreased absorption of fixed expenses from lower inventory and production, and costs associated with the start up of the new Mexican plant. Offsetting the above reduction was the cessation of the Company's joint venture with The Electron Corp as of the end of the Company's first quarter that had the effect of eliminating Electron's participation in the joint venture which in turn increased operating income attributable to the Company's interest in the joint venture operations. Further, effective December 29, 2001 (beginning of fiscal
2002), the Company adopted SFAS 142 "Goodwill and Other Intangible Assets." As a result of the adoption the Company ceased the amortization of goodwill. During the second quarter of 2001 the Company recognized $45 of goodwill amortization net of income tax.

         After six months of 2002, operating income was $2,159 or 3.9% of sales, compared to $3,179 or 5.5% of sales for same period of 2001. The principal reasons for the period change were lower sales volume leading to reduced absorption of fixed expenses, closure of the Canadian manufacturing operation and start up of the new plant in Mexico, offset by the discontinuance of the Company's joint venture with The Electron Corp, which resulted in a year to date expense of $152 as compared to $671 for the first six months of 2001, and the discontinuance of the amortization of goodwill in 2002, while amortization of goodwill was $90 net of income tax for the first six months of 2001.

         Other expense for the second quarter 2002 was $197, compared to other income of $199 for the same period last year. Interest expense, a component of other expense, for the Company was $217 in the second quarter of 2002, a $183 decrease from $400 of interest expense in the second quarter of 2001. The Company's lower debt levels and the reduction of interest rates since the second quarter of 2001 were the primary reasons for this lower interest expense to the Company. Other income for the second quarter of 2001 included a $617 gain on the sale of the Elk Grove Village warehouse. Year to date 2002, other expense was $418 compared to $277 for same period of 2001. The principal reason for the $141 increase was the nonreoccurance of the gain from the sale of the Elk Grove Village warehouse in 2001.

         Income before the cumulative effect of a change in accounting principle for the impairment of goodwill in the second quarter 2002 was $573, or $0.11 per diluted share, $499 lower than the $1,072 or $0.20 per diluted share a year ago. Year to date 2002, income before the cumulative effect of a change in accounting principle for the impairment of goodwill was $996 or $0.19 per diluted share, $803 lower than the $1,799, or $0.33 per diluted share, for same period last year.

         The effective income tax rate increased for second quarter and year to date for fiscal 2002 due to the fact that no income tax benefit was recognized for the loss being incurred in Mexico as a result of the start up of a new factory. It is anticipated that this loss will be carried forward and offset against future income at which point an income tax benefit will be realized.

         As a result of the adoption of SFAS 142 "Goodwill and Other Intangible Assets" the Company recognized an impairment charge in the amount of $4,453 ($2,846 net of income taxes) related to the goodwill associated with its North American Electronics reporting unit during the first quarter of 2002. This charge is reflected as a cumulative effect of a change of accounting principle as directed by SFAS 142. No similar charges were recorded during the first quarter of 2001 or during the second quarters of 2002 or 2001. As a result of the impairment charge for goodwill in the first quarter of 2002, the net loss realized for 2002 to date was $(1,850) or $(0.35) per diluted share as compared to net income for the same period of 2001 that was $1,799 or $0.33 per share. Net Income for the second quarter of 2002 was $573, or $0.11 per share compared to $1,072 or $0.20 per share for the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

         Working Capital at June 28, 2002 was $18,335, 28% below the $25,472 at December 28, 2001. The decrease was due primarily to decreases in inventory and an increase in accounts payable resulting from the acquisition of the minority interest in the Company's former joint venture. Current ratio was 1.8:1 at June 28, 2002 and 2.5:1 at December 28, 2001.

         Outstanding long-term debt decreased $4,412, to $23,390 at June 28, 2002 compared to $27,802 at year-end 2001. Debt was comprised of $5,285 in tax-exempt revenue bonds, $18,100 in debt under the Company's $52,500 unsecured United States revolving credit facility (the "Facility"), and $5 in capitalized leases. The Company's revolving credit agreement, which matures in October 2003, was recently amended to provide additional flexibility under certain of the financial covenants. At June 28, 2002, after taking into consideration $6,195 of outstanding standby letters of credit, the Company had approximately $28,205 of available borrowing capacity under the Facility. The Company's annual interest rate as of June 28, 2002 on the Facility was 3.22%. On July 8, 2002, the Company borrowed $3,230,000 under this Facility to effect its purchase of The Electron's Corp.'s minority interest in a joint venture with the Company from a receiver that was the holder in due course of this interest.

         The Company's cash flows from operations in year to date 2002 were $7,024, a $893, increase from the year to date 2001. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.

ACCOUNTING POLICIES:

         The Company believes the following critical accounting policies affect management's more significant judgements and estimates used in the preparation of its Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the 2001 Consolidated Financial Statements.

Accounts receivables: The Company maintains allowances for doubtful accounts, discounts and claims resulting from the inability of customers to make required payments, projected cash discounts to be taken in the month following the end of the accounting period, and any claims customers may have for merchandise. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Product Warranty: Warranty reserve and allowance for product returns is established based upon management's best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

While management believes the warranty reserve and allowance for product returns is adequate and that judgement applied is appropriate based upon historical experience for these items, actual amounts determined to be due and payable would differ and additional allowances may be required.

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

IMPACT OF ACCOUNTING STANDARDS

         The Financial Accounting Standards Board Issued SFAS No. 141 "Business Combinations" that was effective July 2001, and No. 142, "Goodwill and Other Intangible Assets" effective for the Company at the beginning of its fiscal year 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires an annual test for impairment, or immediately if conditions indicate that such an impairment could exist. The Company adopted this statement effective December 29, 2001 (beginning of Fiscal
2002). As a result of adopting SFAS No. 142, the Company will no longer record goodwill amortization of approximately $226 ($177 after income tax) per year.

         The following table provides the comparable effects of adoption of SFAS 142 for the six-month periods ended June 28, 2002 and June 29, 2001.

                                                                                      June 28      June 29
(in thousands, except per share data)                                                   2002         2001
-----------------------------------------------------------------------------------------------------------
Reported Income before cumulative effect of change in accounting principle...            $996       $1,799
Add Back: Goodwill amortization (net of tax).................................              --           90
                                                                               ----------------------------
Pro Forma Income before cumulative effect of  change in accounting principle             $996       $1,899
                                                                               ============================

Basic and Diluted Income Per Share:
------------------------------------------------------------------------------ ---------------------------
Reported Income per share before cumulative effect of a change in accounting
principle....................................................................           $0.19        $0.33
Add back:  Goodwill amortization (net of tax) per share......................              --         0.02
                                                                               ---------------------------
Pro Forma income per share before cumulative effect of change in accounting
principle....................................................................           $0.19        $0.35
                                                                               ===========================

         Using the fair value approach, the Company performed the first annual impairment tests required by SFAS 142. Based upon results of the first phase of these tests, it appeared that goodwill related to the Company's North American Electronics reporting unit may be impaired. As a result the second phase of the tests required by SFAS 142 on a fair value approach for the North American Electronics reporting unit was performed. In accordance with SFAS 142, once impairment is determined at a reporting unit, the amount of goodwill impairment is determined based upon what the balance of goodwill would have been if the purchase accounting method prescribed by SFAS 141 were applied at the date of impairment. Under SFAS 142, if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once the impairment loss is recognized, the adjusted carrying amount of the goodwill will be its new accounting basis. This second phase of the impairment evaluation determined that impairment had occurred, as a result of which an impairment loss of $4,453 ($2,846 net of income taxes), was recognized as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 as prescribed by SFAS 142.

         In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, " Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company intends to adopt this statement effective December 28, 2002 (beginning of the Company's fiscal 2003). The Company does not believe that implementation of this SFAS will have a material impact on its Consolidated Financial Statements.

         In October 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supercedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company's adoption of this SFAS during fiscal 2002 has not had a material impact on its Consolidated Financial Statements.

RECENT DEVELOPMENTS

         As reported in the Company's 10-K filed for fiscal 2001, The Electron Corp ("Electron"), the minority partner in a joint venture established to manufacture and market belted drive products filed for bankruptcy in late 2001 under Chapter 11 (Reorganization) of the US Bankruptcy Code. In February 2002 Electron abandoned certain non-cash assets that included Electron's minority interest in the joint venture to a bank which was a secured creditor. Subsequently Electron's reorganization proceeding was converted to Chapter 7 (Liquidation). In April 2002 the Company reached an agreement to purchase Electron's minority interest in the joint venture, including the patterns, tooling and intellectual property that Electron used to manufacture castings for the joint venture from the bank for the sum of $3,230,000 plus the assumption of income tax liabilities of $20,000. The Company did not recognize any gain or loss from this purchase and the transaction will not have a material impact upon its business operations. This purchase closed on July 8, 2002; on which date the Company used borrowings under its US revolving credit facility to finance this transaction. At June 28, 2002, the $3,230,000 purchase price is included in accounts payable.

SAFE HARBOR STATEMENT

         Certain information included or incorporated by reference in this document may be deemed to be "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects,"

"positioned," "strategy," "and similar expressions. These statements are based on assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company's longstanding relationships with major customers, the Company's ability to integrate acquired businesses into its operations and realize planned synergies, the extent to which acquired businesses are able to meet the Company's expectations and operate profitably, changes in regulations that could affect demand for products and unanticipated developments that could occur with respect to contingencies such as environmental matters and litigation. In addition, the Company is subject to risks and uncertainties that affect the manufacturing sector generally, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments, and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward-looking statements, all of which are expressly qualified by the foregoing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in market risks since the 2001 Annual Report to Shareholders.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         At the Annual Meeting held on April 23, 2002, shareholders approved an amendment of the corporate charter reducing the number of shares of preferred stock that the Company is authorized to issue from 5,000,000 shares to 100 shares and reducing the number of shares of Common Stock that the Company is authorized to issue from 40,000,000 to 10,000,000 shares. An amendment to the corporate charter to effect these reductions was filed with and accepted by the Secretary of State of Delaware. These reductions did not affect any other rights of the shareholders.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

a)       The Company held its Annual Meeting of Shareholders on April 23, 2002.

b) The following individuals were nominated and elected to serve as directors of TB Wood's Corporation: Thomas C. Foley and
         Frank D. Osborn.

c)       The Shareholders voted as follows on the following matters:

1. Election of directors. The voting result for each nominee is as follows:

         Name                         Votes for                Votes Withheld

         Thomas C. Foley              4,923,841                    128,021
         Frank D. Osborn              4,921,936                    129,926

2. The amendment of the corporate charter to reduce the number of shares of preferred stock that the Company is authorized to issue from 5,000,000 to 100 shares and to reduce the number of shares of common stock that the Company is authorized to issue from 40,000,000 shares to 10,000,000 shares was approved by a count of 4,651,906 votes for, 6,723 votes against, 2,409 votes abstaining, and 390,824 broker non-votes.

3. To increase the number of shares of common stock available for use under the 1996 Stock Based Incentive Compensation Plan by 500,000 shares was approved by a count of 3,288,421 votes for, 1,368,571 votes against, 4,045 votes abstaining, and 390,825 broker non-votes.

4. To ratify the Board of Directors selection of Arthur Andersen LLP as the Company's independent public accountants was approved by a count of 4,870,915 votes for, 171,674 votes against, 9,272 votes abstaining, and 1 broker non-vote.

         Subsequent to this ratification Arthur Andersen LLP advised the Company that it was withdrawing from practice before the Securities and Exchange Commission as a result of which the firm would no longer be able to provide services required by the Company. Accordingly the Company terminated Arthur Andersen LLP and appointed Grant Thornton LLP to serve as the Company's independent public accountants for fiscal 2002.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

         3.1       Amended Restated Certificate of Incorporation of the Company.

         10.61 Seventh Amendment to Loan Documents by and among TB Wood's Incorporated Individually and as Agent under Borrower Agency Agreement and PNC Bank, National Association as Agent, PNC Bank, National Association, Fleet Bank (as successor to Summit Bank), First Union National Bank and National City Bank of Pennsylvania dated April 30, 2002 effective as of March 29,2002 (Incorporated by reference to Form 10-Q for the quarter ended March 29, 2002).

         16 Letter from Arthur Andersen to the Securities and Exchange Commission dated June 27, 2002 (Incorporated by reference to Form 8-K filed on June 24,2002).

b)       Reports on Form 8-K

         June 24, 2002 to report termination of Arthur Andersen LLP as Company's independent public accountant and appointment of Grant Thornton LLP as the Company's new independent public accountant.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on August , 2002

                           TB WOOD'S CORPORATION



                           By:      /s/Thomas F. Tatarczuch
                                    -----------------------------------
                                    THOMAS F. TATARCZUCH
                                    Vice President-Finance
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)