Form 10-Q
period 2002-09-27
TB WOODS CORP
filed 2002-11-04
CIK 1000227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 27, 2002

                         Commission File Number 1-14182

                              TB WOOD'S CORPORATION
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

         DELAWARE                                        25-1771145
  ------------------------                  ------------------------------------
  (State of Incorporation)                  (IRS Employer Identification Number)


   440 North Fifth Avenue, Chambersburg, PA                 17201
   ----------------------------------------               ----------
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

                                Yes _X_   No ___

Number of shares outstanding of the issuer's Common Stock:

                  Class                     Outstanding at September 27, 2002

     Common Stock, $.01 par value                        5,234,903

                                Table of Contents


Part I. - Financial Information                                                Page No.
-------------------------------                                                --------
  Item 1.   Financial Statements

       Condensed Consolidated Balance Sheets -
         September 27, 2002 and December 28, 2001                                   3

       Condensed Consolidated Statements of Operations -
         For the Third Quarter and Nine Months Ended
         September 27, 2002 and September 28, 2001                                  4

       Condensed Consolidated Statements of Cash Flows -
         For the Nine Months Ended September 27, 2002
         and September 28, 2001                                                     5

      Notes to Condensed Consolidated Financial Statements                          6

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                        10

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk             16

  Item 4.   Controls and Procedures                                                16

Part II. - Other information                                                       15
----------------------------

  Item 6.    Exhibits and Reports on Form 8-K                                      17


Part I. -Financial Information
Item 1. Financial Statements

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                       Unaudited
                                                                                     September 27,    December 28,
(in thousands, except share amounts)                                                     2002             2001
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents.......................................................      $ 1,307         $   581
  Accounts receivable, less allowances for doubtful accounts, discounts, and claims of $530 at September 27, 2002 and $472
    at December 28, 2001..........................................................       14,816          15,706
  Inventories.....................................................................       19,939          23,802
  Other current assets............................................................        2,715           1,849
                                                                                        -----------------------
     Total current assets.........................................................       38,777          41,938
                                                                                        -----------------------
Property, plant, and equipment....................................................       65,267          64,966
  Less accumulated depreciation...................................................       34,111          32,025
                                                                                        -----------------------
    Net property, plant and equipment.............................................       31,156          32,941
                                                                                        -----------------------
Other Assets:
  Deferred income taxes...........................................................        3,872           2,265
  Goodwill, net of accumulated amortization of $2,157 at
    September 27, 2002 and at December 28, 2001...................................        5,068           8,865
  Other...........................................................................        1,735           1,623
                                                                                        -----------------------
     Total other assets...........................................................       10,675          12,753
                                                                                        -----------------------

TOTAL ASSETS......................................................................      $80,608         $87,632
                                                                                        =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt............................................      $   369         $   843
  Accounts payable................................................................        6,846           7,469
  Checks outstanding..............................................................        2,660           1,635
  Accrued expenses................................................................        7,452           5,317
  Deferred income taxes...........................................................        1,202           1,202
                                                                                        -----------------------
     Total current liabilities....................................................       18,529          16,466
                                                                                        -----------------------

Long-term debt, less current maturities...........................................       24,741          27,802
                                                                                        -----------------------

Postretirement benefit obligation, less current portion...........................       11,332          11,857
                                                                                        -----------------------

Equity of minority shareholders...................................................           --           3,062
                                                                                        -----------------------
Shareholders' Equity:
  Preferred stock, $.01 par value; 100 and 5,000,000 shares authorized, at
   September 27, 2002 and December 28, 2001, and no shares
   issued or outstanding..........................................................           --              --
  Common stock, $.01 par value; 10,000,000 and 40,000,000 shares authorized;
   5,639,798 issued; and 5,234,903 and 5,219,447 outstanding at September 27,
   2002 and December 28, 2001, respectively.......................................           57              57
  Treasury stock, at cost.........................................................       (4,228)         (4,338)
  Additional paid-in capital......................................................       26,724          26,720
  Retained earnings...............................................................        6,070           8,968
  Other accumulated comprehensive income..........................................       (2,617)         (2,962)
                                                                                        -----------------------
     Total shareholders' equity...................................................       26,006          28,445
                                                                                        -----------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................................      $80,608         $87,632
                                                                                        =======================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                                           Unaudited                Unaudited
                                                                      Third Quarter Ended          Year to Date
                                                                     Sept. 27,   Sept. 28,    Sept. 27,   Sept. 28,
(in thousands, except per share amounts)                               2002         2001        2002         2001
----------------------------------------------------------------------------------------------------------------------
Net sales..........................................................  $25,241      $26,045     $80,099      $84,331

Cost of sales......................................................   17,415       17,687      54,696       55,782
                                                                     ---------------------------------------------

  Gross profit.....................................................    7,826        8,358      25,403       28,549

Selling, general and administrative expenses.......................    7,036        7,204      22,302       23,468
                                                                     ---------------------------------------------

   Operating income, before minority interest......................      790        1,154       3,101        5,081

Minority interest in loss (income).................................        2         (256)       (150)        (927)
                                                                     ---------------------------------------------

Operating income...................................................      792          898       2,951        4,154
                                                                     ---------------------------------------------

Other (expense) income:
   Interest expense and other finance charges......................     (227)        (385)       (660)      (1,299)
   Other, net......................................................       86          (27)        101          532
                                                                     ---------------------------------------------

   Other expense, net..............................................     (141)        (412)       (559)        (767)
                                                                     ---------------------------------------------

Income before provision for income taxes and cumulative
effect of change in accounting principle...........................      651          486       2,392        3,387

Provision for income taxes.........................................      283          184       1,028        1,287
                                                                     ---------------------------------------------

Income before cumulative effect of change in accounting
principle..........................................................      368          302       1,364        2,100

Cumulative effect of change in accounting principle, net of
income tax.........................................................       --           --      (2,846)          --
                                                                     ---------------------------------------------

Net income (loss)..................................................  $   368      $   302    $ (1,482)     $ 2,100
                                                                     ==============================================

Per share amounts-Basic and Diluted:

Basic and Diluted Income before cumulative effect of
change in accounting principle per common share....................    $0.07        $0.06      $ 0.26        $0.39

Basic and Diluted Cumulative effect of change in accounting
principle per common share.........................................       --           --       (0.54)          --
                                                                     ---------------------------------------------

Basic and Diluted net income (loss) per common share...............    $0.07        $0.06      $(0.28)       $0.39
                                                                     =============================================

Basic and Diluted Weighted average shares of common
stock and equivalents outstanding..................................    5,234        5,380       5,231        5,439
                                                                     =============================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                                             Unaudited
                                                                                            Year to Date
                                                                                     Sept. 27,        Sept. 28,
(in thousands)                                                                         2002             2001
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net (loss) income...............................................................      $(1,482)         $2,100
Cumulative effect of change in accounting principle.............................        2,846              --
                                                                                      -----------------------
Income before cumulative effect of change in accounting principle...............        1,364           2,100
                                                                                      -----------------------
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization..............................................        4,219           4,194
     Other......................................................................          (69)             23
     Stock option compensation and employee stock benefit expense...............           57             381
     Minority interest..........................................................       (3,034)            927
     Net loss (gain) on sale of assets..........................................          (67)           (618)
Changes in operating assets and liabilities:
          Accounts receivable...................................................          890           3,757
          Inventories...........................................................        3,863           5,124
          Other current assets..................................................         (866)           (448)
          Accounts payable .....................................................         (623)         (2,784)
          Accrued and other liabilities ........................................        1,610          (2,942)
                                                                                      -----------------------
               Total adjustments................................................        5,980           7,614
                                                                                      -----------------------
               Net cash provided by operating activities........................        7,344           9,714
                                                                                      -----------------------
Cash Flows from Investing Activities:
Capital expenditures............................................................       (2,711)         (2,761)
Proceeds from sale of fixed assets..............................................          506             745
Other...........................................................................         (861)           (141)
                                                                                      -----------------------
     Net cash used in investing activities......................................       (3,066)         (2,157)
                                                                                      -----------------------
Cash Flows from Financing Activities:
Change in checks outstanding....................................................        1,025             669
Distribution of Earnings to Minority Partner....................................          (28)            (65)
Repayments of other long-term debt, net.........................................          125            (227)
Proceeds from revolving credit facility.........................................       30,000          31,678
Repayments of revolving credit facility.........................................      (33,660)        (35,529)
Payment of dividends............................................................       (1,413)         (1,466)
Treasury Stock..................................................................           54          (2,498)
Other...........................................................................           --            (130)
                                                                                      -----------------------
     Net cash used in financing activities......................................       (3,897)         (7,568)
                                                                                      -----------------------
Effect of changes in foreign exchange rates.....................................          345             271
                                                                                      -----------------------
Net increase in cash and cash equivalents.......................................          726             260
Cash and cash equivalents at beginning of period................................          581             619
                                                                                      -----------------------
Cash and cash equivalents at end of period......................................      $ 1,307          $  879
                                                                                      =======================

Income taxes paid...............................................................      $   714          $1,563
                                                                                      =======================

Interest paid...................................................................      $   700          $1,185
                                                                                      =======================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
               (unaudited; in thousands, except per share amounts)

1.      Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") and the results of their operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read together with the audited financial statements and notes included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2002.

        Certain prior period amounts have been reclassified to conform to the current period presentation.

2.      Inventories

        The major classes of inventories (principally "last in first out" method) at September 27, 2002 and December 28, 2001 consisted of the following:

                                                                                      Unaudited
                                                                       --------------------------------------
                                                                         September 27,           December 28,
        (in thousands)                                                       2002                     2001
        -----------------------------------------------------------------------------------------------------
        Raw materials and supplies.....................................    $ 8,348                   $8,302
        Work in process................................................      4,654                    4,698
        Finished goods.................................................     12,369                   16,234
                                                                           --------------------------------
        Total at FIFO cost.............................................     25,371                   29,234
        Excess of FIFO cost over LIFO cost.............................     (5,432)                  (5,432)
                                                                           --------------------------------
        Total at LIFO cost.............................................    $19,939                  $23,802
                                                                           ================================

3.      Shareholders' Equity

        Dividends

        On April 3, July 2, and October 3, 2002, the Board of Directors declared quarterly cash dividends of $0.09 per share payable on April 30, July 31, and October 31, 2002 to stockholders of record on April 16, July 17, and October 17, 2002, respectively.

        Preferred and Common Stock

        On April 23, 2002, the shareholders approved an amendment of the corporate charter reducing the number of shares of preferred stock the Company is authorized to issue from 5,000,000 to 100 and reducing the number of shares of common stock the Company is authorized to issue from 40,000,000 to 10,000,000.

        Treasury Stock

        In 1996, the Board of Directors authorized the Company to purchase up to 200,000 of the Company's common shares. At the July 2000 and January 2001 Board of Director's meetings, the directors of TB Wood's expanded this share repurchase program by authorizing the repurchase of up to an additional 100,000 and 200,000 shares, respectively, of TB Wood's stock. These purchases are subject to certain business and market conditions. At September 27, 2002 the cumulative number of treasury shares purchased under this authorization was 497,936. Year to date, the number of treasury shares issued to employees under the stock purchase plans was 7,750 and under the 401-K retirement plan was 7,706. As of September 27, 2002, 404,895 shares were held in treasury at cost.

        Stock Options

        On January 31, 2002, the Company granted options for the purchase of 145,650 shares of its common stock to employees at exercise prices equal to or in excess of market price on the date of the grant. These options vest over three years with options for 97,100 shares expiring on January 31, 2007 and the remaining options expiring on January 31, 2012.

4.      Other Comprehensive Income

        Total comprehensive (loss) income for the year-to-date periods ended September 27, 2002 and September 28, 2001 was as follows:

                                                                              Unaudited          Unaudited
                                                                        --------------------------------------
        (in thousands)                                                      Sept. 27, 2002     Sept. 28, 2001
        ------------------------------------------------------------------------------------------------------
        Net (Loss) Income...........................................            $(1,482)           $2,100
        Other comprehensive income
            Foreign currency translation adjustments................                345               271
                                                                                -------------------------
        Total Comprehensive (Loss) Income...........................            $(1,137)           $2,371
                                                                                =========================

        The components of accumulated other comprehensive income, net of related tax at September 27, 2002 and December 28, 2001 are as follows:


                                                        2002       2001
                                                        ----       ----

        Aggregate currency translation adjustment      $2,617     $2,962
                                                       ======     ======


5.      Earnings Per Share

        Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares and common equivalent shares if dilutive. The computation of weighted average shares outstanding is as follows:

                                                                             Quarter Ended         Year to Date
                                                                         Sept. 27,   Sept. 28,   Sept. 27,  Sept. 28,
        (in thousands)                                                     2002        2001        2002       2001
        --------------------------------------------------------------------------------------------------------------
        Basic weighted average number of common shares
              Outstanding...........................................       5,234       5,371      5,231      5,435
        Shares issueable upon assumed exercise of
              Outstanding stock options.............................          --           9        --           4
                                                                          ----------------------------------------
        Diluted weighted average number of common and
              Common equivalent shares outstanding..................       5,234       5,380      5,231      5,439
                                                                          ========================================

       Total outstanding options to purchase 787,000 and 779,000 shares of common stock as of September 27, 2002 and September 28, 2001, respectively, are not included in the above calculation as their effect would be antidilutive.

6.     Business Segment Information

       The Company's reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies and marketing strategies.

       The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment for the periods ended September 27, 2002 and September 28, 2001.

                                                                            Quarter Ended          Year to Date
                                                                        --------------------------------------------
                                                                         Sept. 27,   Sept. 28,  Sept. 27,  Sept. 28,
      (in thousands)                                                       2002        2001       2002       2001
                                                                           ----        ----       ----       ----

      External Sales:
         Mechanical Segment                                              $15,601     $16,674    $50,684    $54,808
         Electronics Segment                                               9,640       9,371     29,415     29,523
                                                                         -----------------------------------------
                                                                         $25,241     $26,045    $80,099    $84,331
                                                                         =========================================

      Operating Income (loss) after minority interest:
         Mechanical Segment                                                 $673      $1,183     $3,238     $4,958
         Electronics Segment                                                 119        (285)      (287)      (804)
                                                                         -----------------------------------------
                                                                            $792       $ 898     $2,951     $4,154
                                                                         =========================================

      Depreciation and amortization:
         Mechanical Segment                                                 $762       $ 750     $2,239     $2,266
         Electronics Segment                                                 430         433      1,295      1,255
         Corporate                                                           246         231        685        673
                                                                         -----------------------------------------
                                                                          $1,438      $1,414     $4,219     $4,194
                                                                         =========================================

      Assets:
         Mechanical Segment                                              $46,096     $50,562    $46,096    $50,562
         Electronics Segment                                              26,442      35,331     26,442     35,331
         Corporate                                                         8,070       7,130      8,070      7,130
                                                                         -----------------------------------------
                                                                         $80,608     $93,023    $80,608    $93,023
                                                                         =========================================

      Expenditures for long-lived assets:
         Mechanical Segment                                                 $563        $329     $1,495     $1,319
         Electronics Segment                                                 152         314        663        899
         Corporate                                                           201          86        552        543
                                                                         -----------------------------------------
                                                                            $916        $729    $2,710      $2,761
                                                                         =========================================

      The following table reconciles segment-operating income to consolidated income before income taxes and cumulative effect of change in accounting principle as of September 27, 2002 and September 28, 2001 as follows:

                                                                            Quarter Ended          Year to Date
                                                                        --------------------------------------------
                                                                         Sept. 27,   Sept. 28,  Sept. 27,  Sept. 28,
      (in thousands)                                                       2002        2001       2002       2001
                                                                           ----        ----       ----       ----
      Segment operating income after minority interest                     $792        $898      $2,951     $4,154
      Interest, net                                                        (227)       (385)       (660)    (1,299)
      Other, net                                                             86         (27)        101        532
                                                                         -----------------------------------------
      Income before provision for income taxes and cumulative
      effect of change in accounting principle                             $651        $486      $2,392     $3,387
                                                                         =========================================

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

9.    Acquisition of Minority Interest

      As reported in the Company's 10-K filed for fiscal 2001, The Electron Corp ("Electron"), the minority partner in a joint venture established to manufacture and market belted drive products filed for bankruptcy in late 2001 under Chapter 11 (Reorganization) of the US Bankruptcy Code. In February 2002 Electron abandoned certain non-cash assets that included Electron's minority interest in the joint venture to a bank which was a secured creditor. Subsequently Electron's reorganization proceeding was converted to Chapter 7 (Liquidation). In April 2002 the Company reached an agreement to purchase Electron's minority interest in the joint venture, including the patterns, tooling and intellectual property that Electron used to manufacture castings for the joint venture from the bank for the sum of $3,230,000 plus the assumption of income tax liabilities of $20,000. The Company did not recognize any gain or loss from this purchase and the transaction did not have a material impact upon its business operations. This purchase closed on July 8, 2002; on which date the Company used borrowings under its $52,500 unsecured United States revolving credit facility (the "Facility") to finance this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The general slowdown in the worldwide manufacturing sector continued in the third quarter of 2002. The Company continued its efforts to reduce costs that it believes will enable it to more successfully operate in the current environment. These cost reduction measures include, but are not limited to, continued strict cost controls on all discretionary spending, the reduction or elimination of certain employee positions, shorter workweeks in specific areas to match output to customer demands, and selection of component vendors offering lower costs.

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         The Company posted net sales for the third quarter 2002 of $25,241, compared to $26,045 for the third quarter 2001, a decrease of 3.1%. Year to date net sales of the Company for 2002 were $80,099 which is $4,232 lower than net sales for the same period in 2001.

         Mechanical Business net sales for the third quarter of $15,601 were $1,073 lower than net sales of $16,674 for the third quarter of 2001. For the first nine months of 2002, Mechanical Business net sales were $50,684 compared to $54,808 for the same period in 2001 or a reduction of 7.5%. The sales decline mainly occurred in the belted drive product lines, driven by the general industrial slowdown.

         Electronics Business net sales for the third quarter of 2002 were $9,640, a $269 increase from net sales of $9,371 for the third quarter of 2001. For the first nine months of 2002, Electronics Business net sales were $29,415 compared to $29,523 for the same period in 2001, or a reduction of 0.4%. The continued low level of capital expenditures by the man-made fibers industry was the principal reason for the sales decline.

         Company cost of sales ("COS") in the third quarter 2002 was $17,415 compared to $17,687 for the same period last year. As a percent of sales, COS was 69.0% for the third quarter 2002, an increase of 1.1 percentage points from 2001's third quarter COS of 67.9%. Year to date, COS for the Company was $54,696 or 68.3% of sales compared to $55,782 or 66.1% of sales for same period in 2001.

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

         Mechanical Business COS of $11,205 in the third quarter 2002 was $214 lower than COS of $11,419 in the third quarter 2001. As a percent of sales for the third quarter 2002, Mechanical Business reported COS of 71.8%, an increase of 3.3 percentage points from 68.5% in the prior year. Year to date, 2002 COS for Mechanical Business was $35,322 or 69.7% of sales compared to $36,121 or 65.9% of sales for same period in 2001. The increased COS percentage to sales resulted from reduced fixed expense absorption from lower sales volume, continued costs of starting up the Mexican plant, and wage inflation.

         Electronics Business COS for the third quarter 2002 was $6,210, a $58 decrease from COS of $6,268 for the same quarter of 2001. As a percent of sales for the third quarter 2002 versus the third quarter 2001, Electronics Business reported COS of 64.4% for 2002, down 2.5 percentage points from 66.9% in the prior year. Year to date, 2002 COS for Electronics Business was $19,374 or 65.9% of sales compared to $19,661or 66.6% of sales for same period in 2001. The principal reason for the lower COS percentage was due to reduced personnel levels.

         Selling, general and administrative ("SG&A") expenses for the third quarter 2002 were $7,036 compared to $7,204 for the third quarter 2001, a decrease of $168, or 2.3%. SG&A, as a percent of sales, was 27.9% for the third quarter of 2002 compared to 27.7% for the third quarter of 2001. Year to date, 2002 SG&A was $22,302 or 27.8% of sales compared to $23,468 or 27.8% of sales for the same period in 2001. The major reasons for the change in absolute dollars were the reduced variable costs caused by the lower sales volume and lower headcount.

         Operating income after Minority Interest for the Company was $792 for the third quarter 2002, or 3.1% as a percent of sales, and $106 lower than third quarter 2001 income from operations of $898, which was 3.4% of sales. This reduction was caused primarily by the lower sales volume leading to the decreased absorption of fixed expenses from lower inventory and production, and costs associated with the start up of the new Mexican plant. Offsetting the above reduction was the cessation of the Company's joint venture with The Electron Corp as of the end of the Company's first quarter that had the effect of eliminating Electron's participation in the joint venture which in turn increased operating income attributable to the Company's interest in the joint venture operations. Further, effective December 29, 2001 (beginning of fiscal
2002), the Company adopted SFAS 142 "Goodwill and Other Intangible Assets." As a result of the adoption the Company ceased the amortization of goodwill. During the third quarter of 2001 the Company recognized $45 of goodwill amortization net of income tax.

         After nine months of 2002, operating income was $2,951 or 3.7 % of sales, compared to $4,154 or 4.9% of sales for same period of 2001. The principal reasons for the period change were lower sales volume leading to reduced absorption of fixed expenses, closure of the Canadian manufacturing operation and start up of the new plant in Mexico, offset by the discontinuance of the Company's joint venture with The Electron Corp, which resulted in a year to date expense of $150 as compared to $927 for the first nine months of 2001, and the discontinuance of the amortization of goodwill in 2002, while amortization of goodwill was $135 net of income tax for the first nine months of 2001.

         Other expense for the third quarter 2002 was $141, compared to other expense of $412 for the same period last year. Interest expense, a component of other expense, for the Company was $227 in the third quarter of 2002, a $158 decrease from $385 of interest expense in the third quarter of 2001. The Company's lower debt levels and the reduction of interest rates since the third quarter of 2001 were the primary reasons for this lower interest expense to the Company. A gain of $100 was recognized from the sale of a plant in Greensboro, North Carolina during the third quarter of 2002 while no similar gain was recognized during the third quarter of 2001. Other income for the first nine months of 2002 includes the gain of $100 from the sale of the North Carolina plant while the first nine months of 2001 included a $617 gain on the sale of the Elk Grove Village, Illinois warehouse. Year to date 2002 other expense was $559 compared to $767 for same period of 2001. The principal reason for the $208 decrease was the decline in interest expense year over year.

         Income before the cumulative effect of a change in accounting principle for the impairment of goodwill in the third quarter 2002 was $368, or $0.07 per diluted share, $66 higher than the $302 or $0.06 per diluted share a year ago. Year to date 2002, income before the cumulative effect of a change in accounting principle for the impairment of goodwill was $1,364 or $0.26 per diluted share, $736 lower than the $2,100, or $0.39 per diluted share, for same period last year.

         The effective income tax rate increased for third quarter and year to date for fiscal 2002 due to the fact that no income tax benefit was recognized for the loss being incurred in Mexico as a result of the start up of a new factory. It is anticipated that this loss will be carried forward and offset against future income at which point an income tax benefit will be realized.

         As a result of the adoption of SFAS 142 "Goodwill and Other Intangible Assets" the Company recognized an impairment charge in the amount of $4,453 ($2,846 net of income taxes) related to the goodwill associated with its North American Electronics reporting unit during the first quarter of 2002. This charge is reflected as a cumulative effect of a change of accounting principle as directed by SFAS 142. No similar charges were recorded during the first quarter of 2001 or during the third quarters of 2002 or 2001. As a result of the impairment charge for goodwill in the first quarter of 2002, the net loss realized for 2002 to date was $(1,482) or $(0.28) per diluted share as compared to net income for the same period of 2001 that was $2,100 or $0.39 per share. Net Income for the third quarter of 2002 was $368, or $0.07 per share compared to $302 or $0.06 per share for the third quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

         Working Capital at September 27, 2002 was $20,248, 20.5% below the $25,472 at December 28, 2001. The decrease was due primarily to decreases in inventory and accounts receivable offset by an increase in accrued expenses. Current ratio was 2.1:1 at September 27, 2002 and 2.5:1 at December 28, 2001.

         Outstanding long-term debt decreased $3,061, to $24,741 at September 27, 2002 compared to $27,802 at year-end 2001. Debt was comprised of $5,290 in tax-exempt revenue bonds, $19,300 in debt under the Facility, and $151 in capitalized leases. The Facility, which matures in October 2003, was recently amended to provide additional flexibility under certain of the financial covenants. At September 27, 2002, after taking into consideration $6,196 of outstanding standby letters of credit, the Company had approximately $27,004 of available borrowing capacity under the Facility. The Company's annual interest rate as of September 27, 2002 on the Facility was 3.19%.

         The Company's net cash flow for the year to date 2002 was $726, a $466 increase from the year to date 2001. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.


ACCOUNTING POLICIES:

         Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's Condensed Consolidated Financial Statements, which have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, intangible assets, post-retirement benefits, income taxes, and contingencies and litigation. The Company bases these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect management's more significant judgements and estimates used in the preparation of its Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the December 28, 2001 Consolidated Financial Statements included in the Company's 2001 annual report on Form 10-K.

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

Acquired Intangibles: The Company's past business acquisitions resulted in the recognition of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expenses that the Company will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company's Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" that was effective July 2001, and No. 142, "Goodwill and Other Intangible Assets" effective for the Company at the beginning of its fiscal year 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires an annual test for impairment, or immediately if conditions indicate that such an impairment could exist. The Company adopted this statement effective December 29, 2001 (beginning of Fiscal
2002). As a result of adopting SFAS No. 142, the Company will no longer record goodwill amortization of approximately $226 ($177 after income tax) per year.

         The following table provides the comparable effects of adoption of SFAS 142 for the nine-month periods ended September 27, 2002 and September 28, 2001.

                                                                                               Sept. 27        Sept. 28
(in thousands, except per share data)                                                             2002           2001
--------------------------------------------------------------------------------               ---------       --------
Reported Income before cumulative effect of change in accounting principle......                 $1,364          $2,100
Add Back: Goodwill amortization (net of tax)....................................                     --             135
                                                                                               --------        --------
Pro Forma Income before cumulative effect of  change in accounting principle                     $1,364          $2,235
                                                                                               ========        ========
Basic and Diluted Income Per Share:
Reported Income per share before cumulative effect of a change in accounting
  principle.....................................................................                  $0.26           $0.39
Add back:  Goodwill amortization (net of tax) per share.........................                     --            0.02
                                                                                               --------        --------
Pro Forma income per share before cumulative effect of change in accounting
  principle.....................................................................                  $0.26           $0.41
                                                                                               ========        ========

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

         In June 2001 FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company intends to adopt this statement effective December 28, 2002 (beginning of the Company's fiscal 2003). The Company does not believe that implementation of this SFAS will have a material impact on its Consolidated Financial Statements.

         In October 2001, FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supercedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company's adoption of this SFAS during fiscal 2002 has not had a material impact on its Consolidated Financial Statements.

         In April 2002, FASB issued Statement of Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No 13, and Technical Corrections." SFAS No. 145 rescinds previous accounting guidance, which required all gains and losses from the extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. This statement is effective for fiscal years beginning after May 15, 2002. The Company's does not expect this SFAS to have a material impact upon the Consolidated Financial Statements.

         In July 2002, FASB issued Statement of Accounting Standards No.146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement is effective for exit or disposal activities initiated after December 31, 2002. Since adoption of this SFAS is prospective, the Company does not believe that the implementation of this SFAS will have a material impact upon the Consolidated Financial Statements.

         In October 2002, FASB issued Statement of Accounting Standards No 147 "Acquisition of Certain Financial Institutions--an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No.9," This statement is not applicable to the Company's operations.

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

Item 4. Controls and Procedures

         The Company's Principal Executive Officer and Principal Financial Officer evaluated the Company's disclosure and internal controls as of the end of the quarter ended September 27, 2002. This evaluation determined that the disclosure controls and procedures in place at the Company ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the Principal Executive and Principal Financial Officers by others within the entities for the quarter ended on September 27, 2002 to ensure disclosure on a timely basis in conformance with applicable rules and regulations. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Further there were no significant deficiencies in the design or operation of the Company's internal controls which would have adversely affected the Company's ability to record, process, summarize or report financial data. No material weaknesses in internal controls were identified or reported to the registrant's auditors, nor was there any fraud that involved management or other employees who have a significant role in the Company's internal controls.

Part II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

a)      Exhibits

        3.1 Amended Restated Certificate of Incorporation of the Company (Incorporated by reference to Form 10-Q for the quarter ended June 28, 2002).

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

        16 Letter from Arthur Andersen to the Securities and Exchange Commission dated June 27, 2002 (Incorporated by reference to Form 8-K filed on June 24,2002, as Amended by Form 8-K filed on July 2, 2002).

b)      Reports on Form 8-K

        None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on November 4, 2002.

                           TB WOOD'S CORPORATION


                           By:   /s/Thomas F. Tatarczuch
                                 ------------------------------------
                                 THOMAS F. TATARCZUCH
                                 Vice President-Finance
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Michael L. Hurt, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of TB Wood's
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002

/s/ Michael L. Hurt
-------------------------------------
President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Thomas F. Tatarczuch, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of TB Wood's
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002

/s/ Thomas F. Tatarczuch
------------------------
Vice President Finance
(Principal Financial Officer and Principal Accounting Officer)