Form 10-K
period 2002-12-27
TB WOODS CORP
filed 2003-03-17
CIK 1000227

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
     PURSUANT TO SECTIONS 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 27, 2002

                                       OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to __________.

                         Commission file number: 1-14182

                              TB Wood's Corporation
                              ---------------------
             (Exact name of registrant as specified in its charter)

                              Delaware                                                   25-1771145
                              --------                                                   ----------
   (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

               440 North Fifth Avenue, Chambersburg, PA                                    17201
               ----------------------------------------                                    -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 18, 2003, there were 5,245,492 shares of the registrant's common stock outstanding and the aggregate market value of voting stock held by non-affiliates of the registrant on that date was $17,745,191.

                       Documents Incorporated by Reference
Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                              TB WOOD'S CORPORATION

                    FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT



                                TABLE OF CONTENTS

PART I........................................................................................................    3
      Item 1.    Business.....................................................................................    3
      Item 2.    Properties...................................................................................    7
      Item 3.    Legal Proceedings............................................................................    7
      Item 4.    Submission of Matters to a Vote of Security Holders..........................................    7

PART II.......................................................................................................    7
      Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters........................    7
      Item 6.    Selected Financial Data......................................................................    8
      Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.........    9
      Item 7A.   Quantitative and Qualitative Disclosures about Market Risk...................................   15
      Item 8.    Financial Statements and Supplementary Data..................................................   16
      Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........   35


PART III......................................................................................................   35
      Item 10.  Directors and Executive Officers of the Registrant............................................   35
      Item 11.  Executive Compensation........................................................................   36
      Item 12.  Security Ownership of Certain Beneficial Owners and Management................................   36
      Item 13.  Certain Relationships and Related Transactions................................................   36
      Item 14.  Controls and Procedures.......................................................................   36

PART IV.......................................................................................................   36
      Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................   36

SIGNATURES....................................................................................................   39

Certification of Principal Executive Officer..................................................................   40
Certification of Principal Financial Officer..................................................................   41
Exhibits......................................................................................................   42

                                     PART I


Item 1. Business

General

TB Wood's Corporation (the "Company" or "TB Wood's") is an established designer, manufacturer and marketer of electronic and mechanical industrial power transmission products. The Company's products are sold to North American and international manufacturers and users of industrial equipment. Headquartered in Chambersburg, Pennsylvania, the 146 year-old business operates eleven manufacturing facilities with approximately 950 employees in the United States, Mexico, Germany, Italy, and India. The Company has a network of more than 1,000 select independent and multi-branch distributors with over 3,000 locations in North America.

History

TB Wood's Incorporated ("TBW"), the Company's principal operating subsidiary which was founded in 1857, entered the power transmission industry in 1900 and was incorporated in 1906 in Pennsylvania as T.B. Wood's Sons Company. TB Wood's Corporation was incorporated in 1995 to acquire the outstanding common stock of TB Wood's Incorporated. The Company classifies its industrial power transmission business into two segments, mechanical and electronics.

Since entering the electronics industrial power transmission business segment in 1968 the Company has introduced and launched several new electronic products and product line extensions bringing the total number of active electronic product families to 16. Seven of these introductions have occurred within the last three years. These include extensions to our line of full-featured electronic variable frequency drives ("VFD") for controlling the speed of alternating current ("AC") induction motors, a new micro sized VFD family, a new heating, ventilation and air conditioning ("HVAC") family of packaged drives, and a new electronic soft starter for electric motors for 2003. In 2001, the Company introduced a National Sanitation Foundation certified drive for use in Food Area Splash zone applications. The Company has continued its focus on cost-effective VFDs for industrial Original Equipment Manufacturer ("OEM") applications. Since 1992, the Company has introduced ten new mechanical products and product line extensions, including three mechanical belted drive products and four new coupling products and began the introduction of gearboxes as a component of its mechanical business segment.

The Company uses acquisitions and strategic alliances to enhance product offerings, gain access to technology and products, leverage fixed costs, and extend the Company's global reach. Since 1993 the Company has completed eight acquisitions. In the electronics industrial power transmission business segment the Company acquired Plant Engineering Consultants, Inc. (PEC), an established supplier of integrated electronic control systems for the fibers industry; Graseby Controls Inc., a supplier of high-frequency VFDs for machine tool applications; and certain assets of Ambi-Tech Industries, Inc., a leading manufacturer of electronic motor brakes. In December 1997, the Company acquired Berges electronic GmbH in Germany, and its subsidiary Berges electronic S.r.l. in Italy. The Berges companies are well-established VFD developers, manufacturers and marketers, and are located in two of the most important machinery markets in Europe. The Company's mechanical industrial power transmission business acquisitions include several lines of flexible couplings and variable speed drives from Dana Corporation; certain assets of Deck Manufacturing, a producer of gear couplings; and Grupo Blaju S.A. de C.V., the leading Mexican manufacturer and marketer of belted drives. During July 1999, the Company entered into a joint venture with The Electron Corp., located in Littleton, Colorado covering belted drive products to leverage fixed costs, provide additional foundry capacity, and open new customer opportunities. This joint venture was terminated in 2002 when the Company purchased Electron's joint venture interest. The Company retained the new customers developed by the venture. The Company has strategic alliances with companies in Finland, France, Switzerland, and Japan.

Industry Overview

The industrial power transmission industry provides electronic and mechanical products used in manufacturing and material processing activities that transfer controlled power from an electric motor or internal combustion engine to a machine. The industrial power transmission industry consists of three product categories: mechanical power transmission components, gearboxes and electronic drives. The Company competes in the mechanical power transmission components and electronic drive categories and began competing in the gearbox category in 2002, as a component of its mechanical business segment.

The markets for some of the Company's products are cyclical, generally following changes in the overall economy. Consequently, during periods of economic expansion, the Company has experienced increased demand for its products, and during periods of economic contraction, the Company has experienced decreased demand for its products. Such changes in the general economy affect the Company's results of operations in relevant fiscal periods.

Products

The products manufactured by the Company are classified into two segments for financial reporting purposes, mechanical and electronics industrial power transmission businesses. The mechanical business segment includes belted drives, couplings and gearboxes. The electronics business segment includes electronic drives and electronic drive systems. Products of these segments are sold to distributors, original equipment manufacturers, and end users for manufacturing and commercial applications.

For further information on the Company's operating segments, refer to the consolidated financial statements and footnote No. 9 included in this Form 10-K. Sales amounts in the following table are in millions of dollars.

                                              2002                         2001                         2000
                                    Net Sales          %          Net Sales         %          Net Sales         %
                                   ------------------------------------------------------------------------------------
Electronics Industrial                $ 38.9          37.3%          $38.7         35.6%          $51.4         38.2%
Power Transmission
Business

Mechanical Industrial                   65.5          62.7%           70.1         64.4%           83.0         61.8%
Power Transmission
Business
                        Totals        $104.4         100.0%         $108.8        100.0%         $134.4        100.0%

Electronic Product Offering

The Company designs and manufactures AC electronic VFDs and motor starters, Direct Current ("DC") electronic VFDs, and integrated electronic drive systems that are marketed throughout North America and internationally. The Company also manufactures electronic motor brakes for AC induction motors. These products are used to control the speed, acceleration and other operating characteristics of electric motors in manufacturing processes. The Company's standard AC electronic VFD products, which represent most of its net sales of electronic drive product offering, are programmable to meet the needs of specific applications with particular strengths in food processing, materials handling, HVAC, oil production, textile/fibers, packaging, furniture, and general machinery applications. The Company's electronic products are designed to meet both North American and European electrical standards. The Company's integrated electronic drive systems consist of uniquely configured AC and/or DC electronic VFDs, programmable logic controllers, in-house designed custom printed circuit boards and software. These systems are packaged in custom enclosures to meet the requirements of specific applications.

Mechanical Product Offering

The Company's mechanical product offering includes a full line of stock and made-to-order products including V-belt drives, synchronous drives, open belted variable speed drives, and a broad line of flexible couplings, as well as hydrostatic drives, clutches, brakes and gearboxes. These products are used in a variety of industrial applications to transmit power from electric motors and internal combustion engines to machines. The primary markets for these products are the construction, oilfield, specialized industrial machinery, food processing, material handling, pumps, compressors, mining, pulp and paper, and agricultural equipment industries.

Marketing and Distribution

The Company's products are sold principally throughout North America and to a lesser extent internationally. In North America, the Company sells to more than 1,000 authorized independent and multi-branch industrial distributors with over 3,000 locations that resell the Company's products to industrial consumers and OEMs. The Company also sells directly to over 300 OEMs. The Company's marketing alliances include licensing agreements and distribution agreements with distributors and manufacturers who, in some cases, market the Company's products under private label agreements. In North America, the Company has its own technical sales force of more than 40 people and several specialized manufacturers' representatives.

The Company operates central distribution centers in Chambersburg, Pennsylvania; Reno, Nevada; Stratford, Ontario; and Mexico City, Mexico and regional distribution centers in Atlanta, Georgia; Orlando, Florida; Montreal, Quebec; Edmonton, Alberta; Marienheide, Germany; Naturns, Italy; and Bangalore, India.

The Company's products are manufactured to maintain stock inventories and to meet forecasts from specific customers. On-time delivery is important. Order backlogs are generally less than one month's customer shipments and are not considered to be material in amount.

Customers

The Company's products are consumed principally by industrial users through industrial distributors. The Company's OEM customers include a number of Fortune 500 companies. The Company's distributor partners include, among others, Motion Industries and Kaman Industrial Technologies, who are among the largest distributors in the industrial power transmission industry. In addition, the Company's distributors sell to OEMs. Management believes that the Company is one of the leading suppliers of power transmission products, based on sales volume, to its distributors. The Company's five largest customers accounted for approximately 40%, 36% and 31% of the Company's consolidated revenue for fiscal years 2002, 2001 and 2000, respectively. Motion Industries, an industrial distributor with a large diversified customer base, accounted for approximately 25% of the Company's consolidated revenue for fiscal 2002.

Competition

The industrial power transmission industry is highly competitive. Competition in the AC and DC electronic drive product categories is based on product performance, physical size of the product, tolerance for hostile environments, application support, availability and price. The Company's competitors in these electronic product categories include large multi-national companies in North America, Europe, and Asia, as well as many small, domestic niche manufacturers. The integrated electronic drive system market is driven by increased demand from end users for greater speed and process control. This market includes sales of products used in the maintenance and replacement of existing systems, upgrades to existing systems and new capacity expansion. Competition is based on process knowledge and engineering, software design, product durability and price. Major systems competitors include Asea Brown Boveri, Allen Bradley, and Siemens Corp. The Company competes with several divisions of large industrial companies as well as many small to mid-sized independent companies in the mechanical product category. Competition in the mechanical product offering is based on availability, quality, price, size capability, engineering and customer support. The Company's most significant competitors in the mechanical product category include Rockwell Automation, Inc., Emerson Electric Co., Martin Sprocket & Gear, Inc., Rexnord Industries, Inc., and Lovejoy, Inc. Management believes that there are no significant foreign competitors in the North American mechanical product market because of a fragmented customer base, prohibitive freight costs as compared to selling price, and difficult access to existing distribution channels.

Research and Development

The Company's research and development efforts include the development of new products, the testing of products, and the enhancement of manufacturing techniques and processes. The Company's annual expenditures for research and development (including royalties and payments to third parties) were $2.9 million for 2002, $3.1 million for 2001, and $3.1 million for 2000 which as a percent of net sales during the last three fiscal years have been 2.8% for 2002, 2.8% for 2001, and 2.3% for 2000. The Company completed a new Technology Center in 2000 at its Chambersburg facility that is designed to make the research and development investment more productive by making it easier for engineers to share insights and collaborate on projects. Electronic drive system research is also conducted in Chattanooga, TN.

Raw Materials

The Company uses standard purchased components in all of its electronics products. The Company also purchases specialized components designed by its engineers. Purchased components include power transistors, capacitors, printed circuit boards, microprocessors and associated semiconductor integrated circuits, aluminum heat sinks, plastic enclosures and sheet metal stampings. These electronic parts and components are purchased from a number of suppliers and management has taken steps to qualify multiple sources for key items. The principal raw materials used in the Company's mechanical manufacturing operations are various types of steel, including pig iron, metal stampings, castings, forging and powdered metal components. The Company also designs, tools and out-sources special components made of aluminum, powdered metal and polymers. The Company purchases the materials used in its mechanical manufacturing operations from a number of suppliers and management believes that the availability of its materials is adequate and not significantly dependent on any one supplier.

Patents and Trademarks

The Company owns patents relating to its coupling, composite, synchronous drive, open belted variable speed drive electronic drive, and clutch/brake product lines. The Company also owns several patents relating to the design of its products. From time to time, the Company will grant licenses to others to use certain of its patents and will obtain licenses under the patents of others. In addition, the Company owns or has the right to use registered United States trademarks for the following principal products: Sure-Flex(R), Formflex(R), Ultra-V(R), Roto-Cone(R), Var-A-ConeTM, True TubeTM, AmbiTech(TM), E-trAC(R), Ultracon(R), FiberlinkTM, Dura-Flex(R), Disc-O-Torque(R), E-FLOW(R), E-Trol, IMD(R), NLS, Petro-trAC(R), Roto-Cam, S-trAC(R), Sure-Grip(R), Volkman(R), All-Pro(R), Superstart(R), Truetube(R), Wood's @ Work(R), and QT Power Chain(R).

Employees

As of December 27, 2002 the Company employed approximately 950 people. At its Stratford, Ontario facility five employees are represented by the United Steelworkers of America pursuant to a collective bargaining agreement that expires on January 19, 2004. On January 31, 2002, 27 employees at the Stratford, Ontario facility represented by the United Steelworkers of America were permanently laid-off as the Company decided to discontinue manufacturing operations at that location. The National Metal Workers' Union of Mexico represents approximately 115 production employees in the Company's Mexican facilities pursuant to collective bargaining agreements that expire on January 31, 2004. The Company has created the TB Wood's Institute, which offers training programs to improve employees' operating, management and team-building skills.

Environmental Matters

As with most industrial companies, the Company's operations and properties are required to comply with, and are subject to liability under federal, state, local, and foreign laws, regulations, and ordinances relating to the use, storage, handling, generation, treatment, emission, release, discharge, and disposal of certain materials, substances, and wastes. The nature of the Company's operations exposes it to the risk of claims with respect to environmental matters and there can be no assurance that material costs will not be incurred in connection with such liabilities or claims.

When the Company acquired the Mt. Pleasant Facility from Dana Corporation, the Asset Purchase Agreement dated March 31, 1993 (the "Asset Purchase Agreement") included an environmental indemnity provision. Pursuant to this provision, Dana Corporation agreed to indemnify the Company with respect to any environmental liabilities to the extent they arose out of environmental conditions first occurring on or before the closing date, including the presence or release of any hazardous substances at, in, or under the Mt. Pleasant Facility and with respect to the identification of the Mt. Pleasant Facility on the Michigan list of inactive hazardous waste sites. The Dana Corporation is conducting a limited remediation with respect to volatile organic compounds found in soils and groundwater. The Company has not been notified by the Michigan Department of Natural Resources or any other governmental agency or person that it has any responsibility for investigating or remediating such environmental conditions. Although the Company has no reason to believe Dana Corporation cannot fulfill its remediation and indemnification obligations under the Asset Purchase Agreement, if Dana Corporation is unable to fulfill such commitments, the Company may incur additional costs.

The Company believes that its facilities are in substantial compliance with current regulatory standards applicable to air emissions under the Clean Air Act Amendments of 1990 ("CAAA"). At this time, the Company cannot estimate when other new air standards will be imposed or what technologies or changes in processes the Company may have to install or undertake to achieve compliance with any applicable new requirements at its facilities. The Company has no reason to believe that such expenditures are likely to be material. Similarly, based upon the Company's experience to date, the Company believes that the future cost of currently anticipated compliance with existing environmental laws relating to wastewater, hazardous waste, and employee and community right-to-know should not have a material adverse effect on the Company's financial condition.

Geographical Information

See footnote 9 "Business Segment Information" to the consolidated financial statements for information on sales and long lived assets by geographical area.

Recent Developments

In November 2001 The Electron Corp., a partner in a joint venture for belted drive products filed for reorganization under Chapter 11 (Reorganization) of the U.S. Bankruptcy Code. Subsequently in March of 2002 this filing was converted into a filing under Chapter 7 (Liquidation) of the Code. In July 2002, the Company purchased The Electron's Corp.'s interest in the joint venture from the receiver that succeeded to that interest as a secured creditor. The Company did not suffer any losses as a result of this event.

As part of the Company's ongoing efforts to reduce costs in the current business environment, the Company closed its manufacturing operations located in Stratford, Ontario, Canada, effective January 31, 2002, which affected 27 employees. The Company continues to maintain its distribution facility at that location to service the Canadian marketplace. The Company recorded $275,000 of restructuring charges, including severance, related to this closing during the First Quarter of fiscal 2002.

Item 2. Properties

The Company owns and operates the following facilities:

----------------------------------------------------------------------------------------------------------------------
Location                                  Operations                                                       Sq. Feet
----------------------------------------------------------------------------------------------------------------------
Chambersburg, Pennsylvania                Foundry production of iron, and manufacturing and                 440,000
                                            engineering of mechanical and electronic products.
                                            Central distribution, administrative offices and
                                            corporate headquarters.
----------------------------------------------------------------------------------------------------------------------
Scotland, Pennsylvania                    Manufacturing of electronic products.                              51,300
----------------------------------------------------------------------------------------------------------------------
Trenton, Tennessee                        Manufacturing of mechanical products.                              60,000
----------------------------------------------------------------------------------------------------------------------
Stratford, Ontario, Canada                Central distribution and administrative offices for                46,000
                                            Canada.
----------------------------------------------------------------------------------------------------------------------
San Marcos, Texas                         Manufacturing and engineering of mechanical products.              51,000
----------------------------------------------------------------------------------------------------------------------
Mt. Pleasant, Michigan                    Manufacturing of mechanical products.                              30,000
----------------------------------------------------------------------------------------------------------------------
Chattanooga, Tennessee                    Manufacturing, engineering and sales of integrated                 60,000
                                            electronic drive systems. Headquarters of PEC.
----------------------------------------------------------------------------------------------------------------------

In addition, the Company leases manufacturing facilities in Mexico City, Mexico (53,700 sq. ft.); San Luis Potosi, Mexico (36,300 sq. ft.); Marienheide, Germany (9,800 sq. ft.); Naturns, Italy (19,500 sq. ft.); and Bangalore, India (4,500 sq. ft.). The Company leases distribution facilities in Reno, Nevada; Montreal, Quebec; and Edmonton, Alberta in Canada. The Company uses contract warehouses in Orlando, Florida and Atlanta, Georgia. We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings

The Company is a party to various legal actions arising in the ordinary course of business. The Company does not believe that the outcome of any of these actions will have a materially adverse affect on the consolidated financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted for a vote of the security holders during the fiscal quarter ended December 27, 2002.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

The Company consummated its Initial Public Offering ("IPO") on February 8, 1996 and, effective February 21, 2001, its Common Stock began trading on NASDAQ under the symbol "TBWC". From the time of the IPO until February 21, 2001, the Company's common stock was listed on the NYSE. The high and low prices for the Common Stock, and dividends paid on Common Stock, during the period from December 29, 2000 through December 27, 2002 were as follows:

                                                                Sales Price                      Dividends
                                                            ---------------------          -----------------------
                                                            High             Low           Declared          Paid
                                                            ----            -----          --------          -----
Fiscal Year 2001                1st quarter                 $8.94           $6.75             $.09            $.09
                                2nd quarter                  9.25             7.51             .09             .09
                                3rd quarter                  9.95             7.96             .09             .09
                                4th quarter                  8.66             6.27             .09             .09

Fiscal Year 2002                1st quarter                 $9.45           $ 6.95            $.09            $.09
                                2nd quarter                  8.74             7.51             .09             .09
                                3rd quarter                  8.59             6.51             .09             .09
                                4th quarter                  8.68             5.40             .09             .09


On February 18, 2003, there were 166 shareholders of record of the Company's Common Stock. The closing sales price was $6.03. The Company declared a $.09 dividend on January 3, 2003 and paid it on January 31, 2003. The declaration of any dividend, including the amount thereof, is at the discretion of the Board of Directors of the Company, and will depend on the Company's then current financial condition, results of operations and capital requirements and such other factors, as the Board of Directors deems relevant.

There were no sales of unregistered securities during the period of December 29, 2001 through December 27, 2002, except for sales of shares to key employees and directors upon exercise of options issued in a non-public offering pursuant to an exemption from the registration requirements of the 1933 Act, under Section 4(2) of the 1933 Act.

In August and September 2001, the Company accepted for payment 200,003 shares of Common Stock at $11.00 per share as part of a self-tender offer to its shareholders.

On April 23, 2002, the shareholders approved an amendment of the corporate charter reducing the number of shares of preferred stock the Company is authorized to issue from 5,000,000 to 100 and reducing the number of shares of common stock the Company is authorized to issue from 40,000,000 to 10,000,000.

On April 23, 2002, the shareholders approved an increase of 500,000 shares of common stock available for use under the 1996 Stock Based Incentive Compensation plan.

Listed below is information on the Company's equity compensation plans as of February 17, 2003.

----------------------------------------------------------------------------------------------------------------------
                                                                                               Number of Securities
                                                                                             remaining available for
                                                                                              future issuance under
                                      Number of Securities                                     equity compensation
                                        to be issued upon                                        plans (excluding
                                           exercise of          Weighted Average Exercise    securities reflected in
                                       outstanding options    price of outstanding options         Column (a))
           Plan Category                       (a)                         (b)                         (c)
----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Security Holders                  858,550                     $10.69                       141,500
----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans not
Approved by Security Holders                       --                         --                            --
----------------------------------------------------------------------------------------------------------------------
Totals                                        858,550                     $10.69                       141,500
----------------------------------------------------------------------------------------------------------------------

Item 6. Selected Financial Data

The following tables set forth selected historical financial and operating data for the Company for each of the five years through fiscal year 2002 and have been derived from the Company's financial statements which have been audited by the Company's independent public accountants. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation."

The Company's 52/53-week fiscal year ends on the Friday closest to the last day of December. Fiscal year-ends were as follows:

              2002                             December 27, 2002
              2001                             December 28, 2001
              2000                             December 29, 2000
              1999                             December 31, 1999
              1998                             January 1, 1999

Selected Financial Data
(in thousands, except per share data)

----------------------------------------------------------------------------------------------------------------------
                 Fiscal Year                        2002          2001           2000          1999          1998
----------------------------------------------------------------------------------------------------------------------
Net sales                                          $104,383        $108,805      $134,357      $125,334      $135,415
Gross profit                                         33,145          37,037        48,500        45,954        49,055
Operating income before minority interest             3,967           6,027        14,200        12,108        15,566
Minority interest                                       151           1,147         1,554           808             0
Operating income                                      3,816           4,880        12,646        11,300        15,566
Net (loss) income                                    (1,050)          2,906         6,145         5,367         7,890
                                                ----------------------------------------------------------------------
Cash Flow
   Cash provided by operations                       $8,758        $ 12,825      $ 13,758      $ 10,050       $ 6,228
   Capital expenditures                               3,481           4,110         7,712         8,316         7,481
                                                ----------------------------------------------------------------------

Adjusted working capital(1)                         $23,763         $28,571      $ 33,378      $ 34,245       $34,644
Total assets                                         77,576          87,632       102,660       102,866        96,025
Total debt                                           23,799          28,645        33,919        36,924        32,469
Shareholders' equity                                 26,413          28,445        30,092        27,692        28,515
                                                ----------------------------------------------------------------------
Per Share Data
   Net (loss) income                                 $(0.20)          $0.54         $1.12         $0.91         $1.33
   Cash dividends paid                                  .36             .36           .36           .36           .35
   Book value(2)                                       5.05            5.31          5.50          4.69          4.81
                                                ----------------------------------------------------------------------
Weighted average shares outstanding                   5,232           5,355         5,473         5,910         5,932
                                                ----------------------------------------------------------------------

(1) Adjusted working capital is defined as the sum of accounts receivable, inventory, and other current assets, less accounts payable and accrued expenses.

(2) Book value per share is computed by dividing Shareholders' Equity by weighted average shares outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 27, 2002 Compared to Year Ended December 28, 2001

Net Sales for fiscal 2002 were $104.4 million compared to $108.8 million in 2001; a reduction of $4.4 million or 4.0%. The principal reason for this reduction has been the length and severity of the US industrial slowdown. Based on data received from industry trade associations, management believes its main competitors have experienced similar reductions in sales. Mechanical Business net sales for 2002 were $65.5 million, $4.6 million lower than net sales of $70.1 million for 2001. The sales decline mainly occurred in the belted drive product lines, driven by the general industrial slowdown. Electronic Business net sales for 2002 were $38.9 million, a $0.2 million increase from net sales of $38.7 million for 2001. The sales increase was the result of the target marketing for the application specific OEM AC VFD product line.

Cost of sales ("COS") in 2002 were $71.2 million compared to $71.8 million for 2001. As a percent of sales, COS was 68.2% for 2002 an increase of 2.2 percentage points from 2001's COS of 66.0%. Gross profit for 2002 declined to $33.1 million from $37.0 million in 2001, a reduction of $3.9 million or 10.5%. Gross profit as a percent of net sales decreased to 31.7% from 34.0% due primarily to the lower absorption of fixed manufacturing expenses as a result of the lower level of manufacturing operations caused by lower sales volume, a reduction of inventory, closure of the Canadian manufacturing operations, and start up of the new Mexican manufacturing operations.

As indicated earlier the Company closed its Canadian mechanical manufacturing operations and transferred certain operations to its new Mexican plant during the first quarter of 2002. As a result of the closure of its Canadian manufacturing operations, restructuring charges related to severance and closure costs in the amount of $0.3 million were recorded as a COS expense during the first quarter of 2002. The Company has increased production at the new plant in Mexico, but the costs associated with the start up have negatively impacted cost of goods sold through the end of fiscal 2002. The Company believes that the start up period for its new Mexican plant is completed and that productivity levels for that plant will improve during 2003.

A continuing initiative of the Company during 2002 was the reduction of inventory. The reduction realized during 2002 totaled $3.8 million. This reduction came about by better matching of manufacturing operational levels to customer demands and the reduction of manufacturing lead and operational times. This was the second year of a program that will be ongoing as a result of which the Company anticipates a further reduction of inventory during 2003.

Mechanical COS of $45.3 million for 2002 was $1.1 million lower than COS of $46.4 million for 2001. As a percent of sales the 2002 Mechanical Business reported COS of 69.1%, an increase of 2.9 percentage points from 66.2% for 2001. The increased COS percentage of sales resulted from reduced fixed expense absorption from lower sales volume, restructuring charges related to the closing of the Canadian manufacturing operation, and costs of starting up manufacturing operations in the new Mexican plant.

Electronics Business COS for 2002 was $25.9 million, a $0.6 million increase from COS of $25.4 million for 2001. As a percent of sales 2002 versus 2001, Electronics Business reported COS of 66.8% for 2002 up 1.3 percentage points from 65.5% for 2001. The principal reasons for the higher COS percentage were wage inflation and market pressure on pricing.

Selling, general, and administrative ("SG&A") expense for fiscal 2002 decreased to $29.2 million from $31.0 million in 2001, a reduction of $1.8 million or 5.8%. SG&A expense as a percent of net sales decreased to 28.0% from 28.5%. The major reasons for the change in absolute dollars were the reduced variable costs caused by lower sales volume and lower headcount. The continuing challenge in 2003 will be the executing of tight control of discretionary expenses and head count while continuing to work on new product development for projects that will benefit the future.

Operating income after Minority Interest was $3.8 million for 2002 compared to $4.9 million for 2001. As a percentage of sales operating income after Minority Interest was 3.7% for 2002 and 4.5% for 2001. This reduction was primarily caused by the lower sales volume leading to the decreased absorption of fixed expenses from lower inventory and production levels, costs associated with closing of the Canadian manufacturing operations and start up costs of the new Mexican plant. Offsetting the above reductions was the cessation of the Company's joint venture with The Electron Corp. as of the end of the first quarter of 2002. This had the effect of eliminating Electron's participation in the joint venture that in turn increased the Company's interest in the joint venture operation. Additionally, effective December 29, 2001 (beginning of fiscal 2002), in connection with the adoption of Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and other Intangible Assets", the Company ceased the amortization of goodwill. During 2001 the Company recognized $180 of goodwill amortization net of income tax.

Operating income after Minority Interest in fiscal 2002 and 2001 includes a benefit of $0.6 million and $2.4 million, respectively, from the amortization of unrecognized prior service benefit and unrecognized net actuarial gain in the Company's defined benefit postretirement medical plan. The higher benefit in fiscal 2001 (above the $0.6 million benefit also recorded in fiscal 2002) was a result of the following items: 1) The Company terminated the postretirement medical plan benefits for all employees retiring subsequent to December 31, 2001 which resulted in a $0.5 million gain being realized in 2001 that did not reoccur in 2002; 2) in 2001 the last year of amortization in the amount of $1 million of an actuarial gain resulted from a prior year plan change was recorded; and 3) a small gain was recorded in 2001 as a result of revised actuarial estimates as compared to prior years; however, there was no similar gain during 2002.

Other expense for 2002 was $0.9 million, compared to other expense of $1.0 million for 2001. Interest expense, a component of other expenses, for the Company was $0.9 million for 2002, which was lower than 2001 by $0.7 million. The reduction in interest expense is consistent with the reduction of debt levels during 2002 and lower interest rates. Included in Other Income for 2002 was a gain of $0.1 million from the sale of a plant in Greensboro, NC while 2001 included a gain of $0.6 million on the sale of the Elk Grove, IL warehouse.

The effective tax rate for 2002 was 38%, an increase from 25% in 2001. The increase in the effective tax rate was primarily due to the recognition during 2001 of a tax benefit related to revised estimates of the Company's income tax liability and the realization during 2001 of certain state refunds of approximately $0.5 million as well as certain tax credits. Additionally during 2002 a loss was realized in Mexico from the start up of the new factory for which no income tax benefit was recognized. It is anticipated that this loss will be carried forward and offset future income in Mexico at which point an income tax benefit will be realized.

Income before the cumulative effect of a change in accounting principle for the impairment of goodwill was $1.8 million for 2002 or $0.34 per share, which was $1.1 million lower than the $2.9 million for 2001. The principal reasons for the reduction were reduced sales volume and lower fixed expense absorption.

As a result of the adoption of Statement on Financial Accounting Standards
(SFAS) 142 "Goodwill and Other Intangible Assets" the Company recognized an impairment charge in the amount of $4.5 million ($2.8 million net of income taxes) related to the goodwill associated with its North American Electronics reporting unit during 2002. This charge is reflected as a cumulative effect of accounting principle as described by SFAS 142. No similar charges were recorded during 2001. As a result of the impairment charge for goodwill in 2002, the net loss realized for 2002 was ($1.1) million or ($0.20) per share as compared to net income for 2001 of $2.9 million or $0.54 per share.

Year Ended December 28, 2001 Compared to Year Ended December 29, 2000

Net Sales for fiscal 2001 were $108.8 million compared to $134.4 million in 2000; a reduction of $25.6 million or 19.0%. The principal reason for this reduction was the length and severity of the US industrial slowdown. Based on data received from industry trade associations, management believes its main competitors had similar reductions in sales.

Gross profit for 2001 declined to $37.0 million from $48.5 million in 2000, a reduction of $11.5 million or 23.6%. Gross profit as a percent of net sales decreased to 34.0% from 36.1% due primarily to the lower absorption of fixed manufacturing expenses as a result of the lower level of manufacturing operations caused by lower sales volume and a reduction of inventory. A major initiative of the Company during 2001 was the reduction of inventory. The reduction realized during 2001 totaled $8.4 million. This reduction came about by better matching of manufacturing operational levels to customer demands and reduction of manufacturing lead and operational times. This was the first year of a program that will be ongoing.

Selling, general, and administrative ("SG&A") expense for fiscal 2001 decreased to $31.0 million from $34.3 million in 2000, a reduction of $3.3 million or 9.6%. SG&A expense as a percent of net sales increased to 28.5% from 25.5% because the Company was unable to reduce the fixed costs that are part of SG&A expense. The major challenge in 2001 continued to be executing tight control of discretionary expenses and head count while continuing to work on new product development for projects that will benefit the future.

Operating income in fiscal 2001 and 2000 includes a benefit of $2.4 million and $0.9 million, respectively, from the amortization of unrecognized prior service benefit and unrecognized net actuarial gain in the Company's defined benefit postretirement medical plan. The increased benefit in fiscal 2001 relates to revised actuarial estimates for fiscal 2001. The Company also terminated postretirement medical plan benefits for all employees retiring subsequent to December 31, 2001. As a result of the curtailment of postretirement benefits, the Company realized a gain in fiscal 2001 in the amount of $0.5 million.

Interest expense for fiscal 2001 of $1.6 million was lower than fiscal 2000 by $1.4 million. This was due to the consistent reduction of debt levels during 2001and lower interest rates.

Other (expense), net for fiscal 2001 was a net of $0.6 million as compared to $0.3 million for 2000, an improvement of $0.3 million. This was due primarily to the gain of $.6 million on the selling of a warehouse in 2001.

The effective tax rate for 2001 was 25% down from 38% in 2000. The decrease in the effective tax rate was primarily due to a tax benefit related to revised estimates of the Company's income tax liability and the realization of certain state refunds of approximately $0.5 million as well as certain tax credits.

Critical Accounting Policies

Management's discussion and analysis of the Company's financial statements and results of operations are based upon the Company's Consolidated Financial Statement included as part of this document. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, intangible assets, post-retirement benefits, income taxes, and contingencies and litigation. The Company bases these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies see Note 2 to the attached Consolidated Financial Statements. Certain of our accounting policies require the application of significant judgement by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgements are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

Product Warranty: In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty reserve and allowance for product returns is established based upon management's best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve and allowance for product returns is immaterial to the financial position of the Company for all periods presented and the change in the reserve and allowance for each period is immaterial to the Company's results and cash flow.

Inventory: Inventories are valued at the lower of market or cost. Cost is determined on the last-in first-out basis for a majority of US inventories and the first-in first-out method for all remaining inventories. The Company has recorded a reserve for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Goodwill and Long Lived Assets: The Company periodically evaluates the realizable value of long-lived assets including property, plant and equipment, relying on a number of factors including operating results, budgets, economic projections and anticipated future cash flows. The Company's past business acquisitions resulted in the recognition of goodwill, which may result in future impairment expenses. The Company's other intangible assets which primarily consist of product application software, affects the amount of future period amortization expense. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company's Consolidated Financial Statements.

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

Liquidity and Capital Resources

The Company experienced a significant reduction in its working capital at December 27, 2002 when compared to December 28, 2001. The reduction was due primarily to the reclassification of the Company's unsecured United States revolving credit facility in the amount of $18.1 million (the "Facility) as a short-term liability because of its maturity date of October 2003, and to a lesser extent because of the decreases of inventory and accounts receivable offset by an increase in accrued expenses. The Company is currently in negotiations with its banks to extend the term of this agreement. The Company believes, based upon current information, that the Facility will be renewed for an extended term, and as a result will again be classified as a long-term liability in the future.

The Company's current ratio (defined as the ratio of current assets to current liabilities) was 1.1 to 1 at December 27, 2002, a reduction from the current ratio of 2.5 to 1 at December 28, 2001, again due primarily to the reclassification of the Facility as a short-term liability. Had the Facility been classified, as a long-term liability at December 27, 2002 the current ratio would have been 2.2:1 compared to 2.5:1 at December 28, 2001 at which date the Facility was classified as a long-term liability.

Total outstanding debt decreased by $4.8 million from $28.6 million at December 28, 2001 to $23.7 million at December 27, 2002. Debt consisted of the following at December 28, 2002 and December 27, 2001.

       (in millions)                                 2002          2001
                                                     ----          ----
       Facility                                     $18.3         $23.2
       Tax-exempt revenue bonds                       5.3           5.3
       Equipment loans                                0.1           0.1
                                                ------------------------
       Total debt                                   $23.7          28.6
                                                ========================

At December 27, 2002 taking into consideration $6.0 million of outstanding standby letters of credit, the Company had approximately $28.4 million of available borrowing capacity under the Facility. The Company's annual interest rate as of December 27, 2002 under the Facility was 2.83%. The standby letters of credit are used to secure the $5.3 million tax-exempt revenue bonds outstanding as of December 27, 2002 plus accrued interest and $0.2 million of accrued liability under minimum premium workers' compensation insurance policies.

The Company's principal sources of funds are cash flows from operations and borrowings under the Company's Facility for up to $52.5 million. Cash provided from operations in 2002 was $ 8.8 million, $12.8 million in 2001 and $13.8 million in 2000. Net cash used in investing activities during fiscal years 2002, 2001, and 2000 was $3.6 million, $2.9 million, and $7.6 million, respectively. The Company's investing activities in 2002, 2001 and 2000 were primarily for capital expenditures. The Company's US revolving credit agreement, which matures in October 2003, was amended during 2002 to provide additional flexibility under certain of the financial covenants. Because the maturity date of the US revolving credit agreement is October 2003, the classification of the debt outstanding under this agreement has changed from long-term to short-term as of October 31, 2002. The Company is currently in negotiations with its banks to extend the term of this agreement.

Capital expenditures for fiscal years 2002, 2001, and 2000 were $3.5 million, $4.1 million, and $7.7 million, respectively. During the last three years, the Company's capital investments have been to support new product introductions, improve product quality, reduce costs, and provide capacity for meeting growth objectives. The amount of commitments for capital expenditures at December 27, 2002 was immaterial.

The Company paid $1.9 million in dividends during 2002, $1.9 million in 2001, and $2.0 million in 2000. The Company declared a $0.09 dividend ($0.5 million) on January 3, 2003 and paid it on January 31, 2003.

The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.

Recent Accounting Pronouncements

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

The following table provides the comparable effects of adoption of SFAS 142 for 2002 and 2001

 (in thousands, except per share data)                                                        2002            2001
-----------------------------------------------------------------------------------------------------------------------
Reported Income before cumulative effect of change in accounting principle..............          $1,796         $2,906
Add Back: Goodwill amortization (net of tax)............................................              --            180
                                                                                         ------------------------------
Pro Forma Income before cumulative effect of  change in accounting principle............          $1,796         $3,086
                                                                                         ==============================
Basic and Diluted Income Per Share:
-----------------------------------------------------------------------------------------------------------------------
Reported Income per share before cumulative effect of a change in accounting principle..           $0.34          $0.54
Add back: Goodwill amortization (net of tax) per share..................................              --           0.03
                                                                                         ------------------------------
Pro Forma income per share before cumulative effect of change in accounting principle...           $0.34          $0.57
                                                                                         ==============================

Using the fair value approach, the Company performed the first annual impairment tests required by SFAS No. 142. Based upon results of the first phase of these tests, it appeared that goodwill related to the Company's North American Electronics reporting unit may be impaired. As a result the second phase of the tests required by SFAS No. 142 on a fair value approach for the North American Electronics reporting unit was performed. In accordance with SFAS No. 142, once an indication of possible impairment is evident at a reporting unit, the amount of goodwill impairment is determined based upon what the balance of goodwill would have been if the purchase accounting method prescribed by SFAS No. 141 were applied at the date of impairment. Under SFAS No. 142, if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once the impairment loss is recognized, the adjusted carrying amount of the goodwill will be its new accounting basis. This second phase of the impairment evaluation determined that impairment had occurred, as a result of which an impairment loss of $4,453 ($2,846 net of income taxes), was recognized as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 as prescribed by SFAS No. 142.

In June 2001 FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company adopted this statement effective December 28, 2002 (beginning of the Company's fiscal
2003). The Company does not believe that implementation of this SFAS will have a material impact on its Consolidated Financial Statements.

In October 2001, FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supercedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company's adoption of this SFAS during fiscal 2002 has not had a material impact on its Consolidated Financial Statements.

In April 2002, FASB issued Statement of Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No 13, and Technical Corrections." SFAS No. 145 rescinds previous accounting guidance, which required all gains and losses from the extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. This statement is effective for fiscal years beginning after May 15, 2002. The Company's does not expect this SFAS to have a material impact upon the Consolidated Financial Statements upon its adoption during fiscal 2003.

In July 2002, FASB issued Statement of Accounting Standards No.146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this SFAS during fiscal 2003 will have a material impact upon the Consolidated Financial Statements.

In December 2002 FASB issued Statement of Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123. The Company intends to adopt SFAS No. 123 as amended by SFAS No. 148 to account for options granted under its 1996 Stock Based Incentive Compensation Plan. The Company is evaluating the transition methods allowed under this statement. Accordingly the Company cannot determine the impact of adoption of this statement at this time.

Safe Harbor Statement

Certain information included or incorporated by reference in this document may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions. These statements are based on assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company's longstanding relationships with major customers, the Company's ability to integrate acquired businesses into its operations and realize planned synergies, the extent to which acquired businesses are able to meet the Company's expectations and operate profitably, ability to obtain financing, changes in regulations that could affect demand for products, and unanticipated developments that could occur with respect to contingencies such as environmental matters and litigation. In addition the Company is subject to risks and uncertainties that affect the manufacturing sector generally, including, but not limited to, economic, competitive, governmental and technological factors affecting the

Company's operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward-looking statements, all of which are expressly qualified by the foregoing.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

Exchange Rate Sensitivity

The Company has operations in several foreign countries, and approximately $23.7 million of the Company's revenue from continuing operations was derived from the Company's operations outside the United States. Accordingly, exposure exists to potentially adverse movements in foreign currency rates. The Company does not use foreign exchange forward contracts to hedge the risk of change in foreign currency exchange rates.

The Company's consolidated financial statements are denominated in U.S. dollars and accordingly, changes in the exchange rates between Company subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries financial results into U.S. dollars for the purposes of reporting the consolidated financial results. The Company does not hedge these matters because cash flows from international operations are generally re-invested locally. It is estimated that a 10% change in foreign exchange rates would impact report net earnings (loss) by approximately $33,000.

Interest Rate Sensitivity

The effective interest rate payable on the Company's Facility is influenced by the actions of the Federal Reserve Bank Board in establishing from time to time the Federal Funds Interest Rate which is the rate banks borrow from the Federal Reserve Bank. During 2002 and 2001 the Federal Reserve implemented a number of reductions in the Federal Funds Interest Rate in an effort to stimulate the U.S. economy. As a result the effective interest rate that the Company paid on its borrowings under the Facility declined leading to a corresponding reduction in interest expense. To the extent that the Federal Reserve increases the Federal Funds Interest Rate in the future, the effective interest rate on the Company's Facility will increase. The Company's interest expense will increase accordingly if borrowing levels remain constant. Based on the balance outstanding under our Facility at year-end, a 1% change in the effective interest rate would have changed interest expense by $181,000.

Item 8. Financial Statements and Supplementary Data

                                                                                                    Page
                                                                                                    ----
Report of Certified Independent Public Accountants................................................    17

Report of Predecessor Independent Public Accountants..............................................    18

Consolidated Balance Sheets as of December 27, 2002 and December 28, 2001.........................    19

Consolidated Statements of Operations for the Years Ended December 27, 2002,
     December 28, 2001, and December 29, 2000.....................................................    20

Consolidated Statements of Comprehensive Income for the Years Ended December 27, 2002,
     December 28, 2001, and December 29, 2000.....................................................    20

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 27, 2002,
     December 28, 2001, and December 29, 2000.....................................................    21

Consolidated Statements of Cash Flows for the Years Ended December 27, 2002,
     December 28, 2001, and December 29, 2000 ....................................................    22

Notes to Consolidated Financial Statements........................................................    23


               REPORT OF CERTIFIED INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Shareholders of TB Wood's Corporation:

We have audited the consolidated balance sheet of TB Wood's Corporation and subsidiaries ("the Company") as of December 27, 2002 and the related consolidated statements of operations, comprehensive income, stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of TB Wood's Corporation as of December 28, 2001 and for the two years then ended were audited by other auditors who have ceased operations. These auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of TB Wood's Corporation and subsidiaries as of December 27, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of TB Wood's Corporation and subsidiaries as of December 28, 2001 and for the two years then ended were audited by other auditors, who have ceased operation. As described in
Note 2, these consolidated financial statements have been revised to include transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 29, 2001 (beginning of 52/53 week fiscal year ending December 27, 2002). Our audit procedures with respect to the disclosures in Note 2 with respect to fiscal 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related income tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized, deferred credits related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that continue to be amortized as a result of initially applying SFAS No. 142 (including related income tax effects) to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for fiscal 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other forms of assurance on the fiscal 2001 and 2000 consolidated financial statements as a whole.

We have also audited schedule II for the year ended December 27, 2002. In our opinion, this schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

Grant Thornton LLP



Baltimore, Maryland
January 31, 2003

This report set forth below is a copy of a previously issued audit report by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP in connection with its inclusion in this Form 10-K. The consolidated balance sheet as of December 29, 2000, the consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year ended December 31, 1999 and the information in the Schedule for 1999 referred to in this report have not been included in the accompany consolidated financial statements or schedule.


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



ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 8, 2002

                     TB Wood's Corporation And Subsidiaries

                           Consolidated Balance Sheets

----------------------------------------------------------------------------------------------------------------------
(in thousands, except per share and share amounts)                                          2002               2001
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                $ 335             $  581
   Accounts receivable, less allowances for doubtful accounts, discounts, and
      claims of $645 and $472 in 2002 and 2001, respectively                               14,219             15,706
   Inventories:
      Finished goods                                                                       12,446             16,234
      Work in process                                                                       4,519              4,698
      Raw materials                                                                         8,146              8,302
      LIFO reserve                                                                         (5,154)            (5,432)
                                                                                --------------------------------------
                                                                                           19,957             23,802
   Other Current Assets                                                                     2,801              1,849
                                                                                --------------------------------------
          Total Current Assets                                                             37,312             41,938
                                                                                --------------------------------------
Property, Plant, and Equipment:
   Machinery and equipment                                                                 47,594             48,750
   Land, buildings, and improvements                                                       16,371             16,216
                                                                                --------------------------------------
                                                                                           63,965             64,966
   Less accumulated depreciation                                                           33,795             32,025
                                                                                --------------------------------------
           Total Property, Plant and Equipment                                             30,170             32,941
                                                                                --------------------------------------
Other Assets:
   Deferred income taxes                                                                    3,298              2,265
   Goodwill, net of accumulated amortization of  $1,558 and $2,085
      in 2002 and 2001, respectively                                                        5,172              8,865
     Other                                                                                  1,624              1,623
                                                                                --------------------------------------
          Total Other Assets                                                               10,094             12,753
                                                                                --------------------------------------
                                                                                          $77,576            $87,632
                                                                                ======================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                                   $18,363             $  843
   Accounts payable                                                                         6,277              7,469
   Checks outstanding                                                                       2,142              1,635
   Accrued expenses                                                                         6,937              5,317
   Deferred income taxes                                                                    1,001              1,202
                                                                                --------------------------------------
         Total current liabilities                                                         34,720             16,466
                                                                                --------------------------------------
Long-term debt, less current maturities                                                     5,436             27,802
                                                                                --------------------------------------
Postretirement benefit obligation, less current portion                                    11,007             11,857
                                                                                --------------------------------------
Minority interest                                                                               -              3,062
                                                                                --------------------------------------
Commitments and Contingencies (Note 7)
Shareholders' Equity:
   Preferred stock, $.01 par value; 100 and 5,000,000 shares authorized in
      2002 and 2001, no shares issued or outstanding                                            -                  -
   Common stock, $.01 par value; 10,000,000 and 40,000,000 shares authorized;
      5,639,798 issued; and 5,240,869 and 5,219,447 outstanding at December 27,
      2002 and December 28, 2001, respectively                                                 57                 57
   Common stock in treasury at cost; 398,929 and 420,351 shares at December
      27, 2002 and December 28, 2001, respectively                                         (4,188)            (4,338)
   Additional paid-in capital                                                              26,726             26,720
   Retained earnings                                                                        6,029              8,968
   Accumulated other comprehensive loss                                                    (2,211)            (2,962)
                                                                                --------------------------------------
      Total shareholders' equity                                                           26,413             28,445
                                                                                --------------------------------------
                                                                                          $77,576            $87,632
                                                                                ======================================


The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries

                      Consolidated Statements of Operations

----------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                        2002          2001           2000
----------------------------------------------------------------------------------------------------------------------
Net sales                                                                      $104,383       $108,805      $134,357
Cost of sales                                                                    71,238         71,768        85,857
                                                                            ------------------------------------------
   Gross profit                                                                  33,145         37,037        48,500
Selling, general, and administrative expenses                                    29,178         31,010        34,300
                                                                            ------------------------------------------
   Operating income, before minority interest                                     3,967          6,027        14,200
Minority interest in joint ventures                                                 151          1,147         1,554
                                                                            ------------------------------------------
     Operating income after minority interest                                     3,816          4,880        12,646
                                                                            ------------------------------------------
Other (expense) income:
   Interest expense and other finance charges                                      (861)        (1,579)       (3,025)
   Other, net                                                                       (39)           576           291
                                                                            ------------------------------------------
   Other expense, net                                                              (900)        (1,003)       (2,734)
                                                                            ------------------------------------------
Income before provision for income taxes and cumulative effect of
     change in accounting principle                                               2,916          3,877         9,912
Provision for income taxes                                                        1,120            971         3,767
                                                                            ------------------------------------------
Income before cumulative effect of change in accounting principle                 1,796          2,906         6,145
Cumulative effect of change in accounting principle, net of income tax           (2,846)            --            --
                                                                            ------------------------------------------
Net (loss) income                                                               $(1,050)       $ 2,906       $ 6,145
                                                                            ==========================================
Per share of common stock
Basic:
 Income before cumulative effective of change in accounting principle
         per common share                                                         $0.34          $0.55         $1.12
 Cumulative effect of change in accounting principle
         per common share                                                         (0.54)            --            --
                                                                            ------------------------------------------
 Net (loss) income per common share                                              $(0.20)         $0.55         $1.12
                                                                            ------------------------------------------
 Weighted average shares of common stock and equivalents outstanding              5,232          5,332         5,468
                                                                            ------------------------------------------
Diluted:
 Income before cumulative effective of change in accounting principle
         per common share                                                         $0.34          $0.54         $1.12
 Cumulative effect of change in accounting principle
         per common share                                                         (0.54)            --            --
                                                                            ------------------------------------------
 Net (loss) income per common share                                              $(0.20)         $0.54         $1.12
                                                                            ==========================================
 Weighted average shares of common stock and equivalents outstanding              5,232          5,355         5,473
                                                                            ==========================================


                 Consolidated Statements of Comprehensive Income

----------------------------------------------------------------------------------------------------------------------
                                                                                  2002           2001           2000
----------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                               $(1,050)        $2,906        $6,145
Other comprehensive income:
Foreign currency translation adjustment                                             751           (328)         (991)
                                                                           -------------------------------------------
Comprehensive (loss) income                                                      $ (299)        $2,578        $5,154
                                                                           ===========================================


The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

(in thousands)                                                                                             Accumulated
                                                                                 Additional                    Other
                                                           Common     Treasury     Paid-In     Retained    Comprehensive
                                                            Stock      Stock       Capital     Earnings    Income (Loss)
                                                        -----------------------------------------------------------------
Balance at January 1, 2000                                    $59      $(3,811)     $29,086       $4,001        $(1,643)

Net Income                                                      -            -            -        6,145              -
Stock issuance for employee benefit plans                       -          372            -           21              -
Dividends declared                                              -            -            -       (1,976)             -
Proceeds from options exercised                                 -           45            -          (44)             -
Treasury stock, net                                             -       (1,172)           -            -              -
Foreign currency translation adjustment                         -            -            -            -           (991)
                                                        -----------------------------------------------------------------
Balance at December 29, 2000                                   59       (4,566)      29,086        8,147         (2,634)

Net Income                                                      -            -            -        2,906              -
Stock issuance for employee benefit plans                       -          358           36          (88)             -
Dividends declared                                              -            -            -       (1,938)             -
Proceeds from options exercised                                 -           18            -          (59)             -
Retirement of Common Stock, 200,003 shares                     (2)       2,404       (2,402)           -              -
Treasury stock, net                                             -       (2,552)           -            -              -
Foreign currency translation adjustment                         -            -            -            -           (328)
                                                        -----------------------------------------------------------------
Balance at December 28, 2001                                   57       (4,338)      26,720        8,968         (2,962)

Net (Loss)                                                       -           -            -       (1,050)             -
Stock issuance for employee benefit plans                        -         145            6           (6)             -
Dividends declared                                               -           -            -       (1,883)             -
Treasury stock, net                                              -           5            -            -              -
Foreign currency translation adjustment                          -           -            -            -            751
                                                        -----------------------------------------------------------------
Balance at December 27, 2002                                   $57     $(4,188)     $26,726       $6,029        $(2,211)
                                                        =================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries

                      Consolidated Statements Of Cash Flows

----------------------------------------------------------------------------------------------------------------------
(in thousands)                                                               2002             2001             2000
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net (Loss) income                                                           $(1,050)         $ 2,906         $ 6,145
Cumulative effect of change in accounting principle                           2,846                0               0
                                                                     -------------------------------------------------
Income before cumulative effect of change in accounting principle
                                                                              1,796          $ 2,906         $ 6,145
                                                                     -------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                 5,671            5,631           5,498
Change in deferred income taxes                                                 373            1,081             276
Stock option compensation and employee stock benefit expense                     81              265             392
Net (gain) loss on sale of assets                                               (19)            (537)             27
Minority interest                                                            (3,034)           1,147           1,554
Other, net                                                                      (68)            (130)              0
Changes in operating assets and liabilities:
    Accounts receivable                                                       1,487            3,206            (319)
    Inventories                                                               3,845            8,414           1,944
    Other current assets                                                       (952)              59             (74)
    Accounts payable                                                         (1,192)          (1,194)         (3,744)
    Accrued and other liabilities                                               770           (8,023)          2,059
                                                                     -------------------------------------------------
Total adjustments                                                             6,962            9,919           7,613
                                                                     -------------------------------------------------
Net cash provided by operating activities                                     8,758           12,825          13,758
                                                                     -------------------------------------------------
Cash Flows from Investing Activities:
Capital expenditures                                                         (3,481)          (4,110)         (7,712)
Proceeds from sales of fixed assets                                             695              745              10
Other, net                                                                     (787)             504              68
                                                                     -------------------------------------------------
   Net cash used in investing activities                                     (3,573)          (2,861)         (7,634)
                                                                     -------------------------------------------------
Cash Flows from Financing Activities:
Change in checks outstanding                                                    507              466             166
Distribution of earnings to minority partner                                    (28)            (376)              0
Proceeds from (repayments of) long-term debt, net                              (446)            (231)           (515)
Proceeds from (repayments of) revolving credit facilities, net               (4,400)          (5,144)         (2,490)
Payment of dividends                                                         (1,883)          (1,938)         (1,976)
Purchase of treasury stock, net                                                  68           (2,552)         (1,126)
Other                                                                             --             101             182
                                                                     -------------------------------------------------
   Net cash used in financing activities                                     (6,182)          (9,674)         (5,759)
                                                                     -------------------------------------------------
Effect of changes in foreign exchange rates                                     751             (328)           (991)
                                                                     -------------------------------------------------
Decrease in cash and cash equivalents                                          (246)             (38)           (626)
Cash and cash equivalents at beginning of year                                  581              619           1,245
                                                                     ---------------- ---------------- ---------------
Cash and cash equivalents at end of year                                      $ 335            $ 581           $ 619
                                                                     -------------------------------------------------

Income taxes paid, net of refunds during the year                             $ 979           $1,714          $1,368
                                                                     =================================================
Interest paid during the year                                                 $ 905           $1,419          $2,880
                                                                     =================================================


The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation And Subsidiaries

                   Notes To Consolidated Financial Statements

(in thousands, except per share amounts)

1. Nature of Business and Principles of Consolidation

TB Wood's Corporation and subsidiaries (collectively, "Wood's" or the "Company") is an established designer, manufacturer, and marketer of electronic and mechanical industrial power transmission products which are sold to distributors, domestic and international manufacturers, and users of industrial equipment. Principal products of the Company include electronic drives, integrated electronic drive systems, mechanical belted drives, and flexible couplings. The Company has operations throughout the United States, Canada, Mexico, Germany, Italy and India. The accompanying consolidated financial statements include the accounts of TB Wood's Corporation, its wholly owned subsidiaries, and its majority-owned joint ventures. All intercompany accounts and transactions have been eliminated in consolidation.

Year-End

The Company's 52/53-week fiscal year ends on the Friday closest to the last day of December. The Company's fiscal year ends were as follows:

2002...........................December 27, 2002
2001...........................December 28, 2001
2000...........................December 29, 2000

2. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Product Warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods. Warranty reserve and allowance for product returns is established based upon management's best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve and allowance for product returns is immaterial to the financial position of the Company for all periods presented and the change in reserve and allowance for each period is immaterial to the Company's results and cash flow.

Inventories

Inventories are stated at the lower of cost or market primarily using the last-in, first-out ("LIFO") method. Market is defined as net realizable value. Cost includes raw materials, direct labor, and manufacturing overhead. Approximately 66% and 72% of total inventories at December 27, 2002 and December 28, 2001, respectively, were valued using the LIFO method. In 2001, the Company changed its method for determining LIFO values from the double-extension method to the link-chain method. This change did not have a material impact upon the financial statements. Due to the decline in inventories valued using the LIFO method, the LIFO reserve decreased $278 and $451 during the years ended December 27, 2002 and December 28, 2001 respectively, which reduced the Cost of Goods Sold by the same amount. Inventories for foreign operations are stated at the lower of cost or market using the first-in, first-out ("FIFO") method.

The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property, Plant and Equipment

The Company depreciates its property, plant, and equipment principally using the straight-line method over the estimated useful lives of the assets. Equipment under capital leases is depreciated over the asset's estimated useful life and is included in machinery and equipment. Maintenance and repair costs are charged to expense as incurred, while major renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. The depreciable lives of the major classes of property, plant and equipment are summarized as follows:

   --------------------------------------------------------------------
                  Asset Type                           Lives
   --------------------------------------------------------------------
            Machinery and equipment                 3 - 15 years
          Buildings and improvements               10 - 40 years

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the expected future net cash flows generated by the assets. If the assets are considered to be impaired, the impairment is recognized by the amount by which the carrying amount of the asset exceeds its fair value.

Post Retirement Benefits Obligation

The Company in consultation with an actuarial firm specializing in the valuation of postretirement benefit obligations selects certain actuarial assumptions to base the actuarial valuation of such obligation on, such as the discount rate (interest rate used to determine present value of obligations payable in the future), initial health care cost trend rate, the ultimate cost care trend rate and mortality tables to determine the expected future mortality of plan participants. To the extent that the actual rates and mortality vary from the assumptions used to determine the present actuarial valuation of these postretirement benefits, additional provision for expense may be necessary.

Stock Based Compensation

For fiscal 2002 and prior years the Company used the intrinsic value method as defined by Accounting Principles Board Opinion No. 25 to account for stock-based employee compensation in each period presented. The Company intends to adopt SFAS No. 123 as amended by SFAS No. 148 during fiscal 2003 but has not yet made a determination as to the transition method to use or completed the valuation of the options granted during January 2003.

The following table illustrates the effect on net income (loss) and net income
(loss) per share had compensation costs for the stock-based compensation plan been determined based on the grant date fair values of awards under the provisions of SFAS No. 123, for the fiscal years:

                                                                                        2002         2001         2000
                                                                                        ----         ----         ----
Net (loss) income as reported                                                         $(1,050)      $2,906       $6,145
     Less:  Total stock-based compensation expense determined under the fair
                value-based method for all awards, net of related tax effects            (157)         (36)         (42)
                                                                                  ---------------------------------------
Pro forma net (loss) income                                                           $(1,207)      $2,870       $6,103
                                                                                  =======================================

Net (loss) income per share - basic
   As reported                                                                         $(0.20)        $0.55        $1.12
   Pro forma                                                                           $(0.23)        $0.54        $1.12
Net (loss) income per share - diluted
     As reported                                                                       $(0.20)        $0.54        $1.12
     Pro forma                                                                         $(0.23)        $0.54        $1.12

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

Self-Insurance

For a portion of fiscal 2000 and prior fiscal years the Company's workers' compensation insurance policies had the potential for retrospective premium adjustments. In fiscal 2000 the Company changed to a fully insured workers' compensation insurance type of policy. For fiscal 2001 and prior years the Company maintained a partially self-insured group health insurance policy that is subject to specific retention levels. During fiscal 2002 the Company changed to a fully insured group health insurance policy. Insurance administrators assist the Company in estimating the fully developed workers' compensation liability and group health insurance reserves that are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims. At December 27, 2002, the Company's bank had issued letters of credit totaling $577 to cover incurred but unpaid claims and other costs related to its workers' compensation liability.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Translation adjustments, which result from the process of translating financial statements into U.S. dollars, are accumulated as a separate component of other comprehensive income. Exchange gains and losses resulting from foreign currency transactions, primarily intercompany sales of products, are included in other expense in the accompanying statements of operations.

Goodwill

For fiscal 2001 and prior years the excess of cost over the net assets acquired ("Goodwill") was amortized on a straight-line basis over a period of 40 years. Goodwill amortization before income taxes for 2001 and 2000 was $226 and $259 respectively.

Effective at the beginning of its fiscal year 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" which requires that goodwill and intangible assets deemed to have an indefinite life will no longer be amortized but will be subject to an annual impairment test. As a result of adopting SFAS No. 142, the Company will no longer record goodwill amortization of approximately $226 ($180 after income tax) per year.

The following table provides the comparable effects of the adoption of SFAS No. 142 for the fiscal years 2002, 2001 and 2000.

(in thousands, except per share data)                                               2002         2001         2000
----------------------------------------------------------------------------------------------------------------------
Reported Income before cumulative effect of change in accounting
principle                                                                            $1,796       $2,906       $6,145
Add Back: Goodwill amortization (net of income tax)                                      --          180          160
                                                                                --------------------------------------
Adjusted Net Income before cumulative effect of change in accounting
principle                                                                            $1,796        3,086       $6,305
                                                                                ======================================
Basic and Diluted Income Per Share:
----------------------------------------------------------------------------------------------------------------------
Reported Income per share before cumulative effect of a change in accounting
principle                                                                             $0.34        $0.54        $1.12
Add back:  Goodwill amortization (net of income tax) per                                 --         0.03         0.03
                                                                                --------------------------------------
Adjusted Net Income per share before cumulative effect of change in
accounting principle                                                                  $0.34        $0.57        $1.15
                                                                                ======================================


During the first quarter of 2002, the Company performed its first annual impairment tests that indicated impairment of goodwill of the North American Electronics reporting unit. As a result the second phase of the tests required by SFAS No. 142 on a fair value approach for the North American Electronics reporting unit was performed. This second phase of the impairment evaluation determined that impairment had occurred, as a result of which an impairment loss of $4,453 ($2,846 net of income taxes), was recognized as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 as prescribed by SFAS No. 142.

Reconciliation of the Goodwill account is as follows:

           Goodwill, balance at December 29, 2000                                  $9,546
               Amortization                                                          (226)
               Change due to foreign currency translation and adjustments            (455)
                                                                                -----------
           Goodwill, balance at December 28, 2001                                   8,865
               Addition due to earn out payments                                      498
               Write-off of impaired goodwill                                      (4,453)
               Change due to foreign currency translation                             262
                                                                                -----------
           Goodwill, balance at December 27, 2002                                  $5,172
                                                                                ===========

Shareholders' Equity

Since 1996, the Board of Directors has authorized the Company to purchase up to a total of 500,000 of the Company's common shares subject to certain business and market conditions. As of December 27, 2002 the number of treasury shares purchased under this authorization was 497,936 excluding shares issued to employees. This total includes 150,003 shares accepted on August 3, 2001 at $11.00 per share plus related costs under the self-tender offer authorized by the Board of Directors in 2001 and 50,000 shares purchased on September 7, 2001 at $11.00 per share that were retired. In addition in 1999, the Board of Directors authorized a self-tender offer for the Company's common shares under which on December 17, 1999, the Company accepted 400,000 shares at $9.00 per share plus related costs. During 2002, the Company transferred 10,310 shares of treasury stock to the employees stock purchase plan and 11,112 to the 401(k) profit-sharing plan.

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

Research and Development Cost

Research and development costs consist substantially of projects related to new product development within the electronics business and are expensed as incurred. Total research and development costs were $2,879 in 2002, $3,077 in 2001, and $3,108 in 2000.

Major Customers

The Company's five largest customers accounted for approximately 40%, 36%, and 31% of net sales for fiscal years 2002, 2001, and 2000 respectively. Of these customers, one accounted for close to 25% of net sales for the year ended December 27, 2002. The loss of one or more of these customers would have an adverse effect on the Company's performance and operations. Foreign and export sales accounted for 25%, 23% and 25% of total sales in fiscal years 2002, 2001 and 2000, respectively.

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

The computation of weighted average shares outstanding is as follows for fiscal years 2002, 2001, and 2000:

                                                                                 2002            2001            2000
                                                                                -----            ----            ----
Common shares outstanding for basic EPS                                         5,232           5,332           5,468
Shares issued upon assumed exercise of outstanding
    stock options                                                                  --              23               5
                                                                       -----------------------------------------------
Weighted average number of common and common
    equivalent shares outstanding for diluted earnings per share                5,232           5,355           5,473
                                                                       ===============================================

Options outstanding for 783,000, 676,250 and 623,100 shares for fiscal 2002, 2001 and 2000, respectively, are excluded from the calculation of weighted average shares outstanding because they are anti-dilutive.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" that was effective July 2001 which requires that all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company has made no acquisitions since the effective date of this statement. Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" effective for the Company at the beginning of its fiscal year 2002. The effect of adopting this accounting standard is detailed in the "Goodwill section above.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company intends to adopt this statement effective December 28, 2002 (beginning of the Company's fiscal 2003). The Company does not believe that implementation of this SFAS will have a material impact on its Consolidated Financial Statements.

In October 2001, the FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which supercedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company's adoption of this SFAS during fiscal 2002 has not had a material impact on its Consolidated Financial Statements.

In April 2002, the FASB issued Statement of Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No 13, and Technical Corrections." SFAS No. 145 rescinds previous accounting guidance, which required all gains and losses from the extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. This statement is effective for fiscal years beginning after May 15, 2002. The Company's does not expect this SFAS to have a material impact upon the Consolidated Financial Statements upon its adoption during fiscal 2003.

In July 2002, the FASB issued Statement of Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this SFAS during fiscal 2003 will have a material impact upon the Consolidated Financial Statements.

In December 2002, the FASB issued Statement of Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure," an amendment of FASB Statement No. 123. The Company intends to adopt SFAS No. 123 as amended by SFAS No. 148 to account for options granted under its 1996 Stock Based Incentive Compensation Plan during fiscal 2003. The Company is evaluating the transition methods allowed under this standard. Accordingly the Company cannot determine the impact of adoption of this SFAS at this time.

3. Accrued expenses

Components of accrued expenses at December 27, 2002 and December 28, 2001 were as follows:

----------------------------------------------------------------------------------------------------
                                                                          2002               2001
----------------------------------------------------------------------------------------------------
Accrued payroll and other compensation                                    $3,321            $ 2,483
Accrued taxes                                                              1,189                455
Accrued workers' compensation                                                247                150
Other accrued liabilities                                                  2,180              2,229
                                                                ------------------------------------
Total                                                                     $6,937             $5,317
                                                                ====================================

4. Long-Term Debt And Capital Lease Obligations

Long-term debt obligations at December 27, 2002 and December 28, 2001 were as follows:

                                                                         2002              2001
Unsecured Revolving Lines of Credit                                    $18,293            $23,244
Equipment loans                                                            216                116
Industrial revenue bonds                                                 5,290              5,285
                                                               ------------------------------------
                                                                        23,799             28,645
Less current maturities                                                (18,363)              (843)
                                                               ------------------------------------
                                                                       $ 5,436            $27,802
                                                               ====================================


Aggregate future maturities of long-term debt of December 27, 2002 are as follows:

2003                                                                   $18,363
2004                                                                        23
2005                                                                        24
2006                                                                        25
2007                                                                        26
Thereafter                                                               5,338
                                                             ------------------
                                                                       $23,799
                                                             ==================

The Company has a $52,500 unsecured revolving credit facility with PNC Bank, N.A. For a portion of 2001 $10,000 of the total was payable in German deutschemarks. During 2001, the Company converted the German deutschemark portion into a US dollar denominated amount. In addition to the $18,100 actually borrowed under this facility at December 27, 2002, there were letters of credit outstanding in the amount of $5,995 primarily to secure the Company's industrial revenue bonds. The amount available at December 27, 2002 was $28,455. The revolving credit bears a variable interest of LIBOR at December 27, 2002 plus 1.375%, and matures in October 2003. The average rate of the revolving debt at December 27, 2002 and December 28, 2001 was 2.83% and 3.23% respectively. The credit facility contains numerous restrictive financial covenants which require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, as defined, and maintaining certain specified ratios. The credit facility also contains other restrictive covenants that include, among other things, restrictions on outside investments and restrictions on capital expenditures. The Company was in compliance with amended debt covenants as of the end of its fiscal year.

In addition to the above facility, one of the Company's foreign subsidiaries has an unsecured revolving credit facility denominated in Euro's that translates into $193 at December 27, 2002, maturing in 2003. The rate for this facility was 3.8% at December 27, 2002.

The gross proceeds from (repayments of) the revolving credit facilities are as follows:

----------------------------------------------------------------------------------------------------------------------
                                                                       2002               2001               2000
----------------------------------------------------------------------------------------------------------------------
Proceeds from revolving credit facilities                             $ 38,900           $ 42,717           $ 45,227
Repayments of revolving credit facilities                              (43,300)           (47,861)           (47,717)
                                                              --------------------------------------------------------
                                                                       $(4,400)           $(5,144)           $(2,490)
                                                              ========================================================

In August 1998, the Company entered into an interest rate swap agreement that effectively converted $10,000 of the underlying variable rate debt in the unsecured PNC revolving credit facility to fixed rate debt. The notional principal amount of the swap agreement is $10,000 with an effective fixed rate of 5.75%. The swap agreement was settled each month and expired in July 2001. The Company did not renew or reestablish a similar interest swap agreement.

In April 1997, the Company borrowed approximately $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the Industrial Revenue Board of the City of Chattanooga, bearing variable interest as set by the Industrial Revenue Board of the City of Chattanooga (1.7% at December 27, 2002) maturing April 2022. The bonds were issued to finance a new production facility for the electronics systems business.

In February 1999, the Company borrowed approximately $3.0 million by issuing Variable Rate Demand Revenue Bonds under the authority of the Industrial Development Corporation City of San Marcos, bearing variable interest as set by the Industrial Development Corporation City of San Marcos (1.7% at December 27,
2002), maturing April 2024. The bonds were issued to finance a new production facility for the mechanical division.

5. Income Taxes

The components of the provision for income taxes for fiscal years 2002, 2001, and 2000 are shown below:

----------------------------------------------------------------------------------------------------------------------
                                                                         2002               2001               2000
----------------------------------------------------------------------------------------------------------------------
Current:
    Federal and state                                                    $ (76)            $ (607)             $1,855
    Foreign                                                                134                497               1,636
                                                              --------------------------------------------------------
                                                                            58               (110)              3,491
Deferred                                                                 1,062              1,081                 276
                                                              --------------------------------------------------------
Provision for income taxes on income before cumulative
effect of change in accounting principle                                 1,120                971               3,767
Income tax benefit of cumulative effect of change in
accounting principle                                                    (1,607)                --                  --
                                                              --------------------------------------------------------
(Benefit) Provision for income taxes                                     $(487)              $971              $3,767
                                                              ========================================================

Under SFAS No. 109, deferred tax assets or liabilities at the end of each period are determined by applying the current tax rate to temporary difference between the financial reporting and income tax bases of assets and liabilities.

The components of deferred income taxes at December 27, 2002 and December 28, 2001 are as follows:

                                                                          2002               2001
                                                              --------------------------------------
Deferred income tax liabilities:
    Book basis in property over tax basis                               $(2,908)           $(2,551)
    LIFO inventory basis difference                                      (2,101)            (1,975)
    Other                                                                     --              (428)
                                                              --------------------------------------
Total deferred income tax liabilities                                    (5,009)            (4,954)
                                                              --------------------------------------
Deferred income tax assets:
    Postretirement benefits not currently deductible                      4,364              4,623
    Write-off of Goodwill                                                 1,141                 --
    Accrued liabilities not currently deductible                            620                366
    Allowance for doubtful accounts and inventory reserves                  787                515
    Other                                                                   278                513
                                                              --------------------------------------
Total deferred income tax assets                                          7,190              6,017
                                                              --------------------------------------
Net deferred income tax asset                                            $2,181            $ 1,063
                                                              ======================================


A reconciliation of the provision for income taxes on income before cumulative effect of change in accounting principle at the statutory federal income tax rate to the Company's tax provision as reported in the accompanying consolidated statements of operations is shown below:

                                                                         2002               2001               2000
                                                              --------------------------------------------------------
Federal statutory income tax                                           $ 1,022             $1,318              $3,347
State income taxes, net of federal income tax benefit                     (144)              (214)                162
Foreign taxes and other, net                                               242               (133)                258
                                                              --------------------------------------------------------
                                                                        $1,120               $971              $3,767
                                                              ========================================================

The provision for income taxes in fiscal 2001 includes a tax benefit related to revised estimates of the Company's income tax liability and the realization of certain state income tax refunds of approximately $519 as well as certain income tax credits.

In 2002, 2001, and 2000 earnings before income taxes included $(206), $1,151, and $3,096, respectively, of losses or earnings generated by the Company's foreign operations. No federal or state income taxes benefit or provision has been provided on the undistributed earnings of certain of these foreign operations, as the earnings will continue to be reinvested. It is not practical to estimate the additional income taxes, including any foreign withholding taxes that might be payable with the eventual remittance of such earnings.

6. Benefit Plan

Compensation Plans

The Company maintains a discretionary compensation plan for its salaried and hourly employees, which provides for incentive awards based on certain levels of earnings, as defined. Amounts awarded under the plan and charged to expense in the accompanying statements of operations were $0, $0, and $759 for fiscal years 2002, 2001, and 2000 respectively.

Profit-Sharing Plans

Since January 1, 1988, the Company has maintained a separate defined contribution 401(k) profit-sharing plan covering substantially all United States employees. Under this plan, the Company matches a specified percentage of each eligible employee's contribution and 50% of the match is invested in funds designated by the employee. The Company suspended the matching portion of this plan from March 1, 2002 until July 31, 2002. The Company contributed 11,112 shares of common stock held in treasury in 2002, 23,630 shares in 2001, and 33,587 shares in 2000. The Company also contributed cash to this profit-sharing plan of approximately $230, $570, and $452 for fiscal years 2002, 2001, and 2000 respectively. In addition, the Company has a noncontributory profit-sharing plan covering its Canadian employees for which $55, $70, and $12 was charged to expense for fiscal years 2002, 2001, and 2000, respectively.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") enables employees of the Company to subscribe for shares of common stock on quarterly offering dates, at a purchase price which is the lesser of 85% effective September 2001 or 90% for prior periods of the fair value of the shares on the first or last day of the quarterly period. Employee contributions to the ESPP were $61, $78, and $103 for 2002, 2001, and 2000 respectively. Pursuant to the ESPP, 10,310 shares were issued to employees during 2002, 12,194 during 2001, and 13,324 during 2000. At the annual meeting on April 11, 1997, the Company's shareholders approved the reservation of 500,000 shares to be issued under the ESPP. As of December 27, 2002, 438,505 shares are available for future issuance.

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

Stock option activity for the fiscal years 2002, 2001, 2000 is as follows:

                                                                  Number of shares     Weighted average
                                                                 subject to option       exercise price
                                                               -----------------------------------------
Options outstanding at January 1, 2000                                    538,811                $20.20
Granted                                                                   236,250                 12.67
Canceled                                                                 (106,813)                23.39
Exercised                                                                 (16,023)                 6.28
                                                               -----------------------------------------
Options outstanding at December 29, 2000                                  652,225                 16.08
Granted                                                                   250,800                 10.32
Canceled                                                                 (148,600)                14.21
Exercised                                                                  (6,375)                 3.87
                                                               -----------------------------------------
Options outstanding at December 28, 2001                                  748,050                 15.45
Granted                                                                   145,650                  7.08
Canceled                                                                 (110,700)                19.98
Exercised                                                                      --                    --
                                                               -----------------------------------------
Options outstanding at December 27, 2002                                  783,000                $13.25
                                                               =========================================

The following table sets forth the range of exercise price, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant dates as of December 27, 2002.

                         Options Outstanding                                        Options Exercisable
            --------------------------------------------------------   ----------------------------------------------
                                                                           Weighted                       Weighted
              Range of                 Number of    Weighted average       average        Number of       average
           exercise price                shares      exercise price    contractual life     shares     exercise price
           ---------------            -----------   ----------------   ----------------  -----------   --------------
             $7.50 -  $11.25            230,700          $ 9.13           8.92 years         83,032         $ 9.33
            $11.26 -  $16.89            377,550          $13.04           5.88 years        182,218         $13.34
            $16.90 -  $25.35            105,250          $18.99           6.65 years        105,250         $18.99
            $25.36 -  $28.00             69,500          $28.00           5.00 years         69,500         $28.00
                                      -----------                                        -----------
Total Options Outstanding               783,000          $13.25           6.90 years        440,000         $16.25
                                      ===========                                        ===========

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company continues to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued To Employees." Under this opinion the Company did not recognize any compensation expense from such grants because the exercise price of the options equaled or exceeded the market price on the date of grant. SFAS No. 123 does, however, require the disclosure of pro forma net income and earnings per share, as if the fair value-based method of accounting had been applied.

The Company has calculated the fair value of its stock-based compensation plan under SFAS No. 123 using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000:

                                                        2002                2001                2000
                                                        ----                ----                ----
Risk free interest rate                                    5.0%                5.0%                5.6%
Expected lives                                     5 & 10 years        5 & 10 years         5 &10 years
Expected volatility                                       27.3%                9.5%                9.5%
Dividend yield                                             5.1%                5.2%                4.9%


The fair value of options granted in 2002, 2001 and 2000 using the Black-Scholes method was $153, $24, and $57, respectively net of tax, which would be recognized as expense over the vesting period of the options.

Postretirement Benefits

The Company sponsors an unfunded defined benefit postretirement medical plan that provides coverage for retirees and their dependents. A portion of the plan is paid for by retiree cost sharing. The accounting for the plan anticipates future cost sharing increases to keep pace with health care inflation.

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

The following table summarizes the Company's postretirement benefit obligations and the assumptions used in determining postretirement benefit cost:

                                                                2002                2001
                                                           ----------------------------------
Benefit obligation at beginning of year                          $12,167            $14,833
Service cost                                                           4                203
Interest cost                                                        182                342
Amortization                                                        (752)            (2,419)
Retiree benefits                                                    (294)              (310)
Curtailment of plan benefits                                           -               (482)
                                                           ----------------------------------
Benefit obligation at end of year                                $11,307            $12,167
                                                           ==================================
Accrued Benefit Obligation
  Accumulated Benefit Obligation                                  $2,805             $2,649
  Unrecognized Prior Service Benefit                               2,557              2,790
  Unrecognized Actuarial Net Gain                                  5,945              6,728
                                                           ----------------------------------
                                                                 $11,307            $12,167
                                                           ==================================

Discount rate                                                       6.50%              7.25%
Initial health care cost trend                                      5.50%              5.75%
Ultimate health care cost trend rate                                5.00%              5.00%
Year ultimate health care cost trend rate reached                    2004               2004

Net periodic postretirement benefit includes the following components:

                                                      2002                2001               2000
                                                 ---------------------------------------------------
Service cost                                            $  4              $ 203               $127
Interest cost                                            182                342                315
Amortization                                            (752)            (2,419)              (886)
Curtailment of plan benefits                               0               (482)                 0
                                                 ---------------------------------------------------
Net benefit                                            $(566)           $(2,356)             $(444)
                                                 ===================================================


A one percent increase in the assumed health care cost trend rate would increase the aggregate of the service and interest components of the net benefit for the year ended December 27, 2002 by $15 and the accumulated postretirement benefit obligation as of that date by $251. A one percent decrease in the assumed health care cost trend rate would decrease the aggregate of the service and interest components of the net benefit for the year ended December 27, 2002 by $13 and the accumulated postretirement benefit obligation as of that date by $219.

7. Commitments And Contingencies

Legal Proceedings

The Company is subject to a number of legal actions arising in the ordinary course of business. In management's opinion, the ultimate resolution of these actions will not materially affect the Company's financial position or results of operations.

Capital Expenditure Commitments

The amount of commitments for capital expenditures at December 27, 2002 was immaterial.

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

Operating Lease Commitments

The Company leases warehouse and office space, office equipment, and other items under non-cancelable operating leases. The expense for non-cancelable operating leases was approximately $1,319, $468, and $457 for fiscal years 2002, 2001 and 2000 respectively. At December 27, 2002, future minimum lease payments under non-cancelable operating leases are as follows:

               2003                                     $1,360
               2004                                      1,073
               2005                                        836
               2006                                        457
               2007                                        314
               2008 and thereafter                         247
                                              -----------------
                                                        $4,287
                                              =================

8. Joint Ventures

In July 1999, the Company entered into a joint venture agreement with The Electron Corp. ("Electron") to manufacture, machine, market, distribute, and engineer belted drive components and such other products having similar uses which may be developed by the Company or Electron in the future. The Company since the formation of the joint venture held controlling interest and, as such, has consolidated the joint venture.

In November 2001 Electron filed for reorganization under Chapter 11 (Reorganization) of the U.S. Bankruptcy Code. Subsequently in March of 2002 this filing was converted into a filing under Chapter 7 (Liquidation) of the Code. In July 2002, the Company purchased Electron's interest in the joint venture from a bank that succeeded to that interest as a secured creditor. Following the purchase of Electron's interest, the joint venture dissolved and the Company succeeded to their business and assets. The Company did not suffer any losses as a result of this event nor did it have a material impact upon the business.

Operating income attributed to the joint venture with Electron for the year ending December 27, 2002 and from its inception through the year ending December 27, 2002 was $691 and $15,282, respectively. Electron's share of these amounts was $162 and $3,504, respectively. During 2002 and 2001 distributions were made to Electron in the amounts of $28 and $376, respectively.

9. Business Segment Information

Description of the Types of Products from which each Segment Derives its Revenues

The Company is engaged principally in the design, manufacture, and sale of industrial power transmission products. The products manufactured by the Company are classified into two segments, mechanical business and electronics business. The mechanical business segment includes belted drives, couplings, gear motors and gearboxes. The electronics business segment includes electronic drives and electric drive systems. Products of these segments are sold to distributors, original equipment manufacturers, and end users for manufacturing and commercial applications.

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

The following table summarizes revenues, operating income, total assets and expenditures for long-lived assets by business segment for fiscal years 2002, 2001, and 2000:

                                                                 2002               2001               2000
                                                          ------------------------------------------------------
Sales
  Mechanical Business                                            $65,522            $70,107            $82,975
  Electronics Business                                            38,861             38,698             51,382
                                                          ------------------------------------------------------
                                                                 104,383            108,805            134,357
                                                          ======================================================

Operating income (loss) after minority interest
  Mechanical Business                                              4,448              5,755              9,269
  Electronics Business                                                                 (875)             3,377
                                                                    (632)
                                                          ------------------------------------------------------
                                                                   3,816              4,880             12,646
                                                          ======================================================

Depreciation and amortization
  Mechanical Business                                              2,998              3,112              3,028
  Electronics Business                                             1,758              1,699              1,690
  Corporate                                                          915                820                780
                                                          ------------------------------------------------------
                                                                   5,671              5,631              5,498
                                                          ======================================================

Assets
   Mechanical Business                                            44,939             46,559             58,601
   Electronics Business                                           25,555             34,170             37,492
   Corporate                                                       7,082              6,903              6,567
                                                          ------------------------------------------------------
                                                                  77,576             87,632            102,660
                                                          ======================================================

Expenditures for long-live assets
   Mechanical Business                                             2,008              2,423              3,770
   Electronics Business                                              735              1,008              1,099
   Corporate                                                         738                679              2,843
                                                          ------------------------------------------------------
                                                                   3,481              4,110              7,712
                                                          ======================================================

The following table reconciles segment profit to consolidated income before income taxes and extraordinary items for fiscal years 2002, 2001, and 2000:

                                                                   2002               2001               2000
                                                          ------------------------------------------------------
Total operating profit for reportable segments                    $3,816             $4,880            $12,646
Interest, net                                                       (861)            (1,579)            (3,025)
Other unallocated amounts                                            (39)               576                291
                                                          ------------------------------------------------------
Income before income taxes                                        $2,916             $3,877            $ 9,912
                                                          ======================================================


The following table reconciles segment assets to consolidated total assets as of December 27, 2002 and December 28, 2001:

                                                                         2002               2001
                                                                --------------------------------------
Total assets for reportable segments                                      $70,494            $80,729
Cash                                                                            0                  0
Corporate fixed assets                                                      4,498              5,677
Deferred taxes                                                              3,184              2,151
Other unallocated assets                                                     (600)              (925)
                                                                --------------------------------------
Consolidated total                                                        $77,576            $87,632
                                                                ======================================


Information regarding the Company's domestic and foreign operations is as follows:

                                                                                            Long-Lived
                                                                    Net Sales                 Assets
                                                                --------------------------------------
2002
United States                                                              $80,670             30,142
Canada                                                                       7,582                277
Germany                                                                      4,605              1,775
Italy                                                                        7,763                817
Mexico                                                                       3,334              2,259
India                                                                          429                 72
                                                                --------------------------------------
Consolidated                                                              $104,383            $35,342
                                                                ======================================

                                                                                           Long-Lived
                                                                      Net Sales               Assets
                                                                --------------------------------------
2001
United States                                                              $81,395            $37,267
Canada                                                                       8,820                748
Germany                                                                      5,159              1,525
Italy                                                                        9,332                597
Mexico                                                                       3,460              1,590
India                                                                          639                 79
                                                                --------------------------------------
Consolidated                                                              $108,805            $41,806
                                                                ======================================

2000
United States                                                             $102,051            $38,885
Canada                                                                      10,105                922
Germany                                                                      5,746              1,998
Italy                                                                       11,651                378
Mexico                                                                       4,012                993
India                                                                          792                 87
                                                                --------------------------------------
Consolidated                                                              $134,357            $43,263
                                                                ======================================

10. Quarterly Financial Data (Unaudited)

                                                                             Fiscal Quarters
2002                                                First                Second               Third              Fourth
                                                  ----------------------------------------------------------------------
Sales                                             $26,922                 $27,936            $25,241             $24,284
Gross profit                                        8,674                   8,903              7,826               7,742
Gross profit %                                      32.2%                   31.9%              31.0%               31.9%
Net (loss) income                                  (2,423) (1)                573                368                 432
Basic net (loss) income per share                   (0.46)                   0.11               0.07                0.08
Diluted net (loss) income per share                 (0.46)                   0.11               0.07                0.08
Dividends declared and paid per share                0.09                    0.09               0.09                0.09

                                                                             Fiscal Quarters
2001                                               First                 Second               Third              Fourth
                                                  ----------------------------------------------------------------------
Sales                                             $29,948                 $28,338            $26,045             $24,474
Gross profit                                       10,595                   9,596              8,358               8,488
Gross profit %                                      35.3%                   33.8%              32.1%               34.6%
Net income                                            727                   1,072                302                 805
Basic net income per share                           0.13                    0.20               0.06                0.16
Diluted net income per share                         0.13                    0.20               0.06                0.15
Dividends declared and paid per share                0.09                    0.09               0.09                0.09

(1) Includes the cumulative effect of a change in accounting principle related to our adoption of SFAS No. 142.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None



                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by this Item regarding directors and executive officers is set forth in the Company's Proxy Statement for the 2003 Annual Meeting in the Sections entitled "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by this Item is set forth in the Company's Proxy Statement for the 2003 Annual Meeting in the Section entitled "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by this Item is set forth in the Company's Proxy Statement for the 2003 Annual Meeting in the Section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information called for by this Item is set forth in the Company's Proxy Statement for the 2003 Annual Meeting in the Section entitled "Certain Relationships and Related Transactions" and is incorporated herein by reference.

Item 14. Controls and Procedures

The Company's Principal Executive Officer and Principal Financial Officer evaluated the Company's disclosure and internal controls as of the end of the quarter and year ended December 27, 2002. This evaluation determined that the disclosure controls and procedures in place at the Company ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to the Principal Executive and Principal Financial Officers by others within the entities for the period ended December 27, 2002 to ensure disclosure on a timely basis in conformance with applicable rules and regulations. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Further there were no significant deficiencies in the design or operation of the Company's internal controls which would have adversely affected the Company's ability to record, process, summarize or report financial data. No material weaknesses in internal controls were identified or reported to the registrant's auditors nor was there any fraud that involved management or other employees who have a significant role in the Company's internal controls.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      The following documents are filed as a part of this report:

(1)      All financial statements;

         The consolidated financial statements of the Company and its subsidiaries on pages 16 through 35 hereof and the report thereon of Grant Thornton LLP appearing on page 17 hereof.

(2)      Financial Statement Schedule

         Schedule II for the fiscal year ended December 27, 2002 and the report thereon of Grant Thornton LLP appearing on page 17 hereof. All other schedules have been omitted because they are not applicable or are not required. All other required schedules are included in the Consolidated Financial Statements or notes therein.

(3)      Exhibits

Number Description

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q for quarter ended June 28, 2002, Exhibit 3.1)

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

10.57 Sixth Amendment to Loan Documents by and among TB Wood's Incorporated, individually and as Agent under Borrower Agency Agreement and PNC Bank, National Association as Agent, PNC Bank, National Association, Fleet Bank (as successor to Summit Bank), First Union National Bank and National City Bank of Pennsylvania dated February 25, 2002 effective as of December 28, 2001. (Incorporated by reference to Form 10-K, for fiscal year 2001, Exhibit 10.57)

10.58 Form of the Non-Qualified Stock Option agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2002. (Incorporated by reference to Form 10-K for fiscal year 2001, Exhibit 10.58)

10.59 Form of the Non-Qualified Stock Option agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2002. (Incorporated by reference to Form 10-K, for fiscal year 2001, Exhibit 10.59)

10.60 TB Wood's Corporation 1996 Stock Based Incentive Compensation Plan as amended. (Incorporated by reference to Form 10-K, for fiscal year 2001, Exhibit 10.60)

10.61 Seventh Amendment to Loan Documents by and among TB Wood's Incorporated Individually and as Agent under Borrower Agency Agreement and PNC Bank, National Association as Agent, PNC Bank, National Association, Fleet Bank (as successor to Summit Bank), First Union National Bank and National City Bank of Pennsylvania dated April 30, 2002 effective as of March 29, 2002. (Incorporated by reference to Form 10-Q for the quarter ended March 29, 2002, Exhibit 10.61)

10.62 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2003.

10.63 Form of the Non-qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2003.

11.1     Statement regarding Computation of Per Share Earnings.

21.2     Subsidiaries and Joint Venture of Registrant

23.1     Consent of Independent Public Accountants

23.2     Consent of Independent Public Accountants

(b)      Reports on Form 8-K.

         A Form 8-K was filed on November 4, 2002, reporting matters under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits and furnishing material under Item 9*. *Information furnished under
         Item 9 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities and Exchange Act of 1934 for such Regulation FD disclosures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on March 12, 2003.

                                          TB WOOD'S CORPORATION

                                          By:  /s/ MICHAEL L. HURT
                                             --------------------------
                                                   Michael L. Hurt
                                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS C. FOLEY                       Chairman of the Board                   March 12, 2003
------------------------
Thomas C. Foley

/s/ MICHAEL L. HURT                       President and Director                  March 12, 2003
------------------------                  (Principal Executive Officer)
Michael L. Hurt

/s/ JAMES R. SWENSON                      Director                                March 12, 2003
------------------------
James R. Swenson

/s/ RICK LAZIO                            Director                                March 12, 2003
------------------------
Rick Lazio

/s/ FRANK D. OSBORN                       Director                                March 12, 2003
------------------------
Frank D. Osborn

/s/ THOMAS F. TATARCZUCH                  Vice President-Finance,                 March 12, 2003
------------------------                  (Principal Financial Officer and
Thomas F. Tatarczuch                      Principal Accounting Officer)


CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Michael L. Hurt, certify that:

1.   I have reviewed this annual report on Form 10-K of TB Wood's Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and;
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ Michael L. Hurt
-----------------------------------------
President and Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Thomas F. Tatarczuch, certify that:

1.   I have reviewed this annual report on Form 10-K of TB Wood's Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and;
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 12, 2003

/s/ Thomas F. Tatarczuch
--------------------------
Vice President Finance
(Principal Financial Officer and Principal Accounting Officer)

                     TB Wood's Corporation And Subsidiaries

                                   Schedule II
                        Valuation and Qualifying Accounts

----------------------------------------------------------------------------------------------------------------------------
                Column A                    Column B             Column C                   Column D            Column E
                                                                 Additions
                                                        ---------------------------
                                                                                      Deductions (write-offs
                                            Balance at    Charged to    Charged     of bad debts, discounts
                                            beginning     costs and     to other    and claims in excess of    Balance at
               Description                  of period      expenses      accounts        provision)(1)        end of period
----------------------------------------------------------------------------------------------------------------------------
Year ended December 29, 2000:
   Allowance for doubtful accounts                $232                                        $24                   $256
   Allowance for discounts and claims              170           $(16)                                               154
                                           ---------------------------------------------------------------------------------
                                                  $402           $(16)                        $24                   $410
                                           =================================================================================

Year ended December 28, 2001:
   Allowance for doubtful accounts                $256            $247                      $(167)                  $336
   Allowance for discounts and claims              154                                        (18)                   136
                                           ---------------------------------------------------------------------------------
                                                  $410            $247                      $(185)                  $472
                                           =================================================================================

Year ended December 27, 2002:
   Allowance for doubtful accounts                $336            $156        $108           $(91)                  $509
   Allowance for discounts and claims              136                                                               136
                                           ---------------------------------------------------------------------------------
                                                  $472            $156        $108           $(91)                  $645
                                           =================================================================================

Note: (1) Represents write-off of accounts determined to be uncollectible, less recoveries of amounts previously written off.