Form 10-Q
period 2003-03-28
TB WOODS CORP
filed 2003-05-02
CIK 1000227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 28, 2003

                         Commission File Number 1-14182

                              TB WOOD'S CORPORATION

             (Exact Name of registrant as specified in its charter)

            DELAWARE                                 25-1771145
     (State of Incorporation)             (IRS Employer Identification Number)


440 North Fifth Avenue, Chambersburg, PA                      17201
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

                                     Yes X    No
                                        ---     ---

Number of shares outstanding of the issuer's Common Stock:

               Class                           Outstanding at March 28, 2003

   Common Stock, $.01 par value                         5,243,997

                                Table of Contents

Part I. - Financial Information                                         Page No.
                                                                        --------
  Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets -
                March 28, 2003 and December 27, 2002                           3

             Condensed Consolidated Statements of Operations -
              For the Three Months Ended
              March 28, 2003 and March 29, 2002                                4

             Condensed Consolidated Statements of Cash Flows -
              For the Three Months Ended
              March 28, 2003 and March 29, 2002                                5

             Notes to Condensed Consolidated Financial Statements              6

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         15

  Item 4.  Controls and Procedures                                            15

Part II. - Other information                                                  15

  Item 6.  Exhibits and Reports on Form 8-K                                   16

Part I. -Financial Information
Item 1. Financial Statements

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                          March 28,        December 27,
(in thousands of dollars, except share amounts)                                             2003              2002
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents...............................................                 $   580            $   335
  Accounts receivable, less allowances for doubtful accounts, discounts,
   and claims of $611 at March 28, 2003 and $645 at December 27, 2002 ....                  13,988             14,219
  Inventories.............................................................                  20,469             19,957
  Other current assets....................................................                   2,912              2,801
                                                                                           --------------------------
     Total current assets.................................................                  37,949             37,312
                                                                                           --------------------------

Property, plant, and equipment............................................                  80,901             80,563
  Less accumulated depreciation...........................................                  51,517             50,393
                                                                                           --------------------------
    Net property, plant and equipment.....................................                  29,384             30,170
                                                                                           --------------------------
Other Assets:
  Deferred income taxes...................................................                   3,119              3,298
  Goodwill, net of accumulated amortization of $1,558 at
     March 28, 2003 and at December 27, 2002..............................                   5,340              5,172
  Other...................................................................                   1,536              1,624
                                                                                           --------------------------
     Total other assets...................................................                   9,995             10,094
                                                                                           --------------------------
TOTAL ASSETS                                                                               $77,328            $77,576
                                                                                           ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt....................................                 $   238            $18,363
  Accounts payable........................................................                   6,308              6,277
  Checks outstanding......................................................                   1,644              2,142
  Accrued expenses........................................................                   6,068              6,937
  Deferred income taxes...................................................                     898              1,001
                                                                                           --------------------------
     Total current liabilities............................................                  15,156             34,720
                                                                                           --------------------------
Long-term debt, less current maturities...................................                  25,030              5,436
                                                                                           --------------------------
Postretirement benefit obligation, less current portion...................                  10,693             11,007
                                                                                           --------------------------

Shareholders' Equity:
  Preferred stock, $.01 par value; 100 shares authorized, at March 28,
   2003 and December 27, 2002, and no shares issued or outstanding........                      --                 --
  Common stock, $.01 par value; 10,000,000 shares authorized; 5,639,798 issued; and 5,243,997 and 5,240,869 outstanding at March 28, 2003 and
   December 27, 2002, respectively........................................                      57                 57
  Treasury stock, at cost.................................................                  (4,164)            (4,188)
  Additional paid-in capital..............................................                  26,770             26,726
  Retained earnings.......................................................                   5,768              6,029
  Other accumulated comprehensive income..................................                  (1,982)            (2,211)
                                                                                           --------------------------
     Total shareholders' equity...........................................                  26,449             26,413
                                                                                           --------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $77,328            $77,576
                                                                                           ==========================

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                               First Quarter Ended
                                                                                              March 28,   March 29,
(in thousands of dollars, except per share amounts)                                             2003         2002
-------------------------------------------------------------------------------------------------------------------
Net sales.................................................................................    $22,554      $26,922

Cost of sales.............................................................................     15,623       18,248
                                                                                              --------------------

  Gross profit............................................................................      6,931        8,674

Selling, general and administrative expenses..............................................      6,137        7,607
                                                                                              --------------------

   Operating income, before minority interest.............................................        794        1,067

Minority interest in loss (income)........................................................          1         (162)
                                                                                              --------------------

Operating income..........................................................................        795          905
                                                                                              --------------------

Other (expense) income:
   Interest expense and other finance charges.............................................       (217)        (216)
   Other, net.............................................................................         11           (5)
                                                                                              --------------------

   Other expense, net.....................................................................       (206)        (221)
                                                                                              --------------------

Income before provision for income taxes and cumulative effect of change in accounting
  principle...............................................................................        589          684

Provision for income taxes................................................................        375          261
                                                                                              --------------------

Income before cumulative effect of change in accounting
  principle...............................................................................        214          423

Cumulative effect of change in accounting principle, net of income
  tax.....................................................................................         --       (2,846)
                                                                                              --------------------
Net income (loss).........................................................................    $   214      $(2,423)
                                                                                              ====================

Per share amounts-Basic and Diluted:

Basic and Diluted Income before cumulative effect of change in accounting principle per
  common share............................................................................     $ 0.04      $  0.08

Basic and Diluted Cumulative effect of change in accounting principle per common
  share...................................................................................         --      $ (0.54)
                                                                                              --------------------
Basic and Diluted net income (loss) per common share......................................    $  0.04      $ (0.46)
                                                                                              ====================

Basic and Diluted Weighted average shares of common stock and equivalents
  outstanding.............................................................................      5,245        5,226
                                                                                              ====================

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         First Quarter Ended
                                                                                      March 28,       March 29,
(in thousands of dollars)                                                               2003             2002
------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income (loss)...............................................................        $  214         $(2,423)
Cumulative effect of change in accounting principle.............................            --           2,846
                                                                                        ----------------------
Income before cumulative effect of change in accounting principle...............           214             423
                                                                                        ----------------------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization..............................................         1,392           1,368
     Change in deferred income taxes, net.......................................            76              --
     Stock option compensation and employee stock benefit expense...............            67              40
     Minority interest..........................................................            (1)            162
     Other......................................................................           (15)             --
     Net gain on sale of assets.................................................            (7)             (5)
 Changes in operating assets and liabilities:
          Accounts receivable...................................................           231             876
          Inventories...........................................................          (512)          2,303
          Other current assets..................................................          (111)           (152)
          Accounts payable......................................................            31            (645)
          Accrued and other liabilities.........................................        (1,184)            (49)
                                                                                        ----------------------
               Total adjustments................................................           (33)          3,898
                                                                                        ----------------------
               Net cash provided by operating activities........................           181           4,321
                                                                                        ----------------------
Cash Flows from Investing Activities:
Capital expenditures............................................................          (465)           (401)
Proceeds from sale of fixed assets..............................................            24              11
Other...........................................................................          (221)           (119)
                                                                                        ----------------------
     Net cash used in investing activities......................................          (662)           (509)
                                                                                        ----------------------
Cash Flows from Financing Activities:
Change in checks outstanding....................................................          (498)            465
Distribution of earnings to minority partner....................................            --             (28)
Repayments of other long-term debt, net.........................................           (53)            (23)
Proceeds from revolving credit facility.........................................        13,022           7,800
Repayments of revolving credit facility.........................................       (11,500)        (10,977)
Payment of dividends............................................................          (472)           (470)
Treasury Stock..................................................................            (2)             23
                                                                                        ----------------------
     Net cash used in financing activities......................................           497          (3,210)
                                                                                        ----------------------
Effect of changes in foreign exchange rates.....................................           229             (66)
                                                                                        ----------------------
Net increase in cash and cash equivalents.......................................           245             536
Cash and cash equivalents at beginning of period................................           335             581
                                                                                        ----------------------
Cash and cash equivalents at end of period......................................        $  580         $ 1,117
                                                                                        ======================

Income taxes paid...............................................................        $  235         $     6
                                                                                        ======================

Interest paid...................................................................        $  226         $   216
                                                                                        ======================

The accompanying notes are an integral part of these consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
         (unaudited; in thousands of dollars, except per share amounts)

1.      Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of TB Wood's Corporation and Subsidiaries (the "Company") and the results of their operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read together with the audited financial statements and notes included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2004.

        Certain prior period amounts have been reclassified to conform to the current period presentation.

2.      Inventories

        The major classes of inventories (valued principally using the "last in first out" method) at March 28, 2003 and December 27, 2002 consisted of the following:

                                                  March 28,        December 27,
        (in thousands of dollars)                   2003              2002
        ------------------------------------------------------------------------
        Raw materials and supplies..............   $ 8,908           $ 8,146
        Work in process.........................     3,780             4,519
        Finished goods..........................    13,043            12,446
                                                   -------------------------
        Total at FIFO value.....................    25,731            25,111
        Adjustment to LIFO basis................    (5,262)           (5,154)
                                                   -------------------------
        Inventory value at LIFO.................   $20,469           $19,957
                                                   =========================

3.      Shareholders' Equity

        Dividends

        On April 2, 2003, the Board of Directors declared quarterly cash dividends of $0.09 per share payable on April 30, 2003 to stockholders of record on April 15, 2003.

        Preferred and Common Stock

        On April 23, 2002, the shareholders approved an amendment of the Company's corporate charter reducing the number of shares of preferred stock the Company is authorized to issue from 5,000,000 to 100 and reducing the number of shares of common stock the Company is authorized to issue from 40,000,000 to 10,000,000.

        Treasury Stock

        Since 1996, the Board of Directors has authorized the Company to purchase up to a total of 500,000 of the Company's common shares subject to certain business and market conditions. In January 2003 the Board of Directors authorized an additional 25,000 shares for purchase and in April 2003 authorized an additional 100,000 share purchase for a total of 625,000 shares to date. These purchases are subject to certain business and market conditions. At March 28, 2003 the cumulative number of treasury shares purchased under the Board's authorization was 500,636. Year to date, the number of treasury shares issued to employees under the stock purchase plans was 2,382 and under the 401(K) retirement plan was 3,446. As of March 28, 2003, 395,801 shares were held in treasury at cost.

        Stock Options

        On January 31, 2003, the Company granted options for the purchase of 145,050 shares of its common stock to employees at exercise prices equal to or in excess of market price on the date of the grant. These options vest over three years with options for 96,700 shares expiring on January 31, 2008 and the remaining options expiring on January 31, 2013.

4.      Other Comprehensive Income

        Total comprehensive income (loss) for the quarters ended March 28, 2003 and March 29, 2002 was as follows:

                                                          Mar. 28,      Mar. 29,
        (in thousands of dollars)                           2003         2002
        ------------------------------------------------------------------------

        Net Income (Loss).......................           $214         $(2,423)

        Other comprehensive income (loss)
          Foreign currency translation
            adjustments.........................            229             (66)
                                                           --------------------
        Total Comprehensive Income (Loss).......           $443         $(2,489)
                                                           ====================

        The components of accumulated other comprehensive income, net of related tax at March 28, 2003 and December 27, 2002 are as follows:

                                                               2003       2002
                                                               ----       ----

        Aggregate foreign currency translation adjustment    $(1.982)   $(2,211)
                                                             ==================

5.      Earnings Per Share

        Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares and common equivalent shares if dilutive. The computation of weighted average shares outstanding is as follows:

                                                               First Quarter
                                                            Mar. 28,   Mar. 29,
        (in thousands)                                        2003       2002
        ------------------------------------------------------------------------

        Basic weighted average number of common shares
              outstanding..................................  5,245      5,226
        Shares issueable upon assumed exercise of
              outstanding stock options....................     --         --
                                                             ----------------
        Diluted weighted average number of common and
              common equivalent shares outstanding.........  5,245      5,226
                                                             ================

        Total outstanding options to purchase 858,550 and 893,700 shares of common stock as of March 28, 2003 and March 29, 2002, respectively, are not included in the above calculation as their effect would be antidilutive.

6.      Stock Based Compensation

        The Company adopted Financial Accounting Standards Board (FASB) Statement of Accounting Financial Standard (SFAS) No. 123, as amended by SFAS No. 14, as of December 28, 2002 (beginning of Fiscal 2003) to account for stock-based compensation cost using the fair value method. The Company selected the modified prospective method of accounting for this cost. For Fiscal 2002 the Company used the intrinsic value method as defined by Accounting Principles Board Opinion No. 25 to account for the cost of stock options.

        The following table illustrates the effect on net income (loss) and net income (loss) per share had compensation costs for the stock based compensation plan been determined based on the grant date fair values of awards under the provisions of Statement of Financial Accounting Standards No. 123 for both fiscal periods presented.

                                                                                    First Quarter
                                                                                 Mar. 28,    Mar. 29,
        (in thousands of dollars except per share amounts)                         2003        2002
        ----------------------------------------------------------------------------------------------
        Net Income (loss) as reported                                              $ 214      $(2,423)
        Add:
        Stock-based  employee  compensation  costs,  net of income tax,
          included in net income (loss)                                               27           --
        Less:
        Stock-based  employee  compensation  costs,  net of tax,  as if
          fair value method had been applied                                         (27)         (39)
                                                                                   ------------------
        Pro forma net income (loss)                                                $ 214      $(2,462)
                                                                                   ==================
        Net income (loss) per share:
        As reported - basic and diluted                                            $0.04      $ (0.46)
        Pro forma - basic and diluted                                              $0.04      $ (0.47)

7.      Business Segment Information

        The Company's reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies and marketing strategies.

        The following table summarizes revenues, operating income, depreciation and amortization, total assets and expenditures for long-lived assets by business segment for the periods ended March 28, 2003 and March 29, 2002.

                                                                First Quarter
                                                             ------------------
                                                            Mar. 28,   Mar. 29,
        (in thousands of dollars)                             2003       2002
        -----------------------------------------------------------------------
        External Sales:
          Mechanical Segment                                 $13,904    $16,907
          Electronics Segment                                  8,650     10,015
                                                             ------------------
                                                             $22,554    $26,922
                                                             ==================

        Operating Income (loss) after minority interest:
          Mechanical Segment                                 $ 1,130    $ 1,003
          Electronics Segment                                   (335)       (98)
                                                             ------------------
                                                             $   795    $   905
                                                             ==================

        Depreciation and amortization:
          Mechanical Segment                                 $   745    $   737
          Electronics Segment                                    435        414
          Corporate                                              212        217
                                                             ------------------
                                                             $ 1,392    $ 1,368
                                                             ==================

        Assets:
          Mechanical Segment                                 $44,224    $44,713
          Electronics Segment                                 26,206     30,879
          Corporate                                            6,898      6,143
                                                             ------------------
                                                             $77,328    $81,735
                                                             ==================

        Expenditures for long-lived assets:
          Mechanical Segment                                 $   212    $   216
          Electronics Segment                                     41        103
          Corporate                                              212         82
                                                             ------------------
                                                             $   465    $   401
                                                             ==================

        The following table reconciles segment-operating income to consolidated income before income taxes and cumulative effect of change in accounting principle as of March 28, 2003 and March 29, 2002 as follows:

                                                                First Quarter
                                                             ------------------
                                                            Mar. 28,   Mar. 29,
        (in thousands of dollars)                             2003       2002
        -----------------------------------------------------------------------

        Segment operating income after minority interest     $   795    $   905
        Interest, net                                           (217)      (216)
        Other, net                                                11         (5)
                                                             ------------------
        Income before provision for income taxes and
          cumulative effect of change in accounting
          principle                                          $   589    $   684
                                                             ==================

8.      Goodwill

        FASB issued SFAS No. 141 "Business Combinations" effective July 2001 and No. 142, "Goodwill and Other Intangible Assets" which were effective the beginning of fiscal year 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The Company adopted this statement effective December 29, 2001 (beginning of Fiscal 2002). As a result of adopting SFAS No. 142, the Company no longer records goodwill amortization.

        Using the fair value approach, the Company performed the first annual impairment tests required by SFAS 142 during the first quarter of fiscal 2002. Based upon results of the first phase of these tests, it appeared that goodwill related to the Company's North American Electronics reporting unit may be impaired. As a result, the second phase of the tests required by SFAS 142 on a fair value approach for the North American Electronics reporting unit was performed. In accordance with SFAS 142, once impairment is determined at a reporting unit, the amount of goodwill impairment is determined based upon what the balance of goodwill would have been if the purchase accounting method prescribed by SFAS 141 were applied at the date of impairment. Under SFAS 142, if the carrying amount of goodwill exceeds its fair value, an impairment loss must be recognized in an amount equal to that excess. Once the impairment loss is recognized, the adjusted carrying amount of the goodwill will be its new accounting basis. This second phase of the impairment evaluation determined that impairment had occurred, as a result of which an impairment loss of $4,453 ($2,846 net of the income taxes), was recognized as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 as prescribed by SFAS 142.

        The Company performed its annual impairment test at the beginning of fiscal 2003 and determined that no impairment of the remaining goodwill had occurred.

9.      Restructuring

        As part of its ongoing efforts to reduce costs in the current business environment, the Company closed its Canadian manufacturing operations effective January 31, 2002, and transferred certain of its operations to its new Mexican plant opened in 2001. As a result of the closure of its Canadian manufacturing operations affecting 28 people, restructuring charges related to severance and closure in the amount of $275 were recorded as an expense during the first quarter of 2002.

10.     Acquisition of Minority Interest

        In April 2002 the Company reached an agreement to purchase The Electron Corp.'s ("Electron") minority interest in a joint venture between the Company and Electron, including the patterns, tooling and intellectual property that Electron used to manufacture castings for the joint venture for the sum of $3,230,000 plus the assumption of income tax liabilities of $20,000. The Company did not recognize any gain or loss from this purchase and the transaction did not have a material impact upon its business operations. This purchase closed on July 8, 2002; on which date the Company used borrowings under its United States revolving credit facility to finance this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The lower net sales in the first quarter of 2003 were the result of North American industrial distribution customers' activities to reduce inventory and political turmoil in Venezuela. The Company continued its efforts to reduce costs that it believes will enable it to more successfully operate in the current environment. These cost reduction measures include, but are not limited to, continued strict cost controls on all discretionary spending, the reduction or elimination of certain employee positions, shorter workweeks in specific areas to match output to customer demands, and selection of component vendors offering lower costs.

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         The Company posted net sales for the first quarter of 2003 of $22,554 compared to $26,922 for the first quarter of 2002, a decrease of 16.2%. Mechanical Business net sales for the first quarter of 2003 of $13,904 were $3,003 lower than net sales of $16,907 for the first quarter of 2002. The sales decline mainly occurred in the belted drive product lines, driven by the North American industrial distribution customers' activities to reduce inventory. Electronics Business net sales for the first quarter of 2003 were $8,650, a $1,365 decrease from net sales of $10,015 for the first quarter of 2002. The reasons for the sales shortfall were North American industrial distribution customers' activities to reduce inventory and political turmoil in Venezuela.

         Company cost of sales ("COS") in the first quarter of 2003 was $15,623 compared to $18,248 for the same period last year. As a percent of sales, COS was 69.3% for the first quarter of 2003, an increase of 1.5 percentage points from 2002's first quarter COS of 67.8%. The primary reasons for the increased COS percentage were reduced fixed expense absorption caused by lower sales volume, unfavorable customer and product sales mix, and additional start up expenses for new product introductions. These higher costs were partially offset by one-time adjustments of health care spending and lower customer rebates from the reduced sales volume.

         Mechanical Business COS of $9,609 in the first quarter of 2003 was $2,070 lower than COS of $11,679 in the first quarter of 2002. As a percent of sales for the first quarter of 2003, Mechanical Business reported COS of 69.1%, the same as the prior year. Electronics Business COS for the first quarter of 2003 was $6,014, a $555 decrease from COS of $6,569 for the same quarter of 2002. As a percent of sales for the first quarter 2003 versus the first quarter 2002, Electronics Business reported COS of 69.5% for 2003, up 3.9 percentage points from 65.6% in the prior year. The principal reasons for the increased COS percentage were the reduced fixed expense absorption from lower sales volume, unfavorable customer and product sales mix and additional start up expenses for new product introductions. These higher costs were partially offset by one-time adjustments of health care spending and lower customer rebates from the reduced sales volume.

         Selling, general and administrative ("SG&A") expenses for the first quarter of 2003 were $6,137 compared to $ 7,607 for the first quarter of 2002, a decrease of $1,470 or 19.3%. SG&A, as a percent of sales, was 27.2% for the first quarter of 2003 compared to 28.3% for the first quarter of 2002. The major reasons for the change in absolute dollars were the termination of the supplemental retirement plan for key employees in the amount of $435, the reduced variable costs caused by the lower sales volume, and lower headcount.

         Operating income for the Company was $795 for the first quarter of 2003, or 3.5% as a percent of sales, and $110 lower than the first quarter of 2002 operating income of $905, which was 3.4% of sales. This reduction was caused primarily by the lower sales volume, unfavorable customer and product sales mix. Offsetting these items were the one-time adjustments for health care spending and the termination of the supplemental employee retirement plan.

         Other expense, net for the first quarter of 2003 was $206, compared to other expense of $221 for the same period last year. Interest expense, a component of other expense, for the Company was $217 in the first quarter of 2003 as compared to $216 of interest expense in the first quarter of 2002.

         The effective income tax rate increased for the first quarter of 2003 due to the fact that no income tax benefit was recognized for the loss being incurred in Mexico as a result of the start up of a new factory and the effect of certain foreign income tax rates. It is anticipated that the Mexican loss will be carried forward and offset against future income at which point an income tax benefit will be realized.

         Income before the cumulative effect of a change in accounting principle for the impairment of goodwill in the first quarter of 2003 was $214, or $0.04 per basic and diluted share, $209 lower than the $423 or $0.08 per basic and diluted share a year ago.

         As a result of the adoption of SFAS 142 "Goodwill and Other Intangible Assets" the Company recognized an impairment charge in the amount of $4,453 ($2,846 net of income taxes) related to the goodwill associated with its North American Electronics reporting unit during the first quarter of 2002. This charge is reflected as a cumulative effect of a change of accounting principle as directed by SFAS 142. No similar charges were recorded during the first quarter of 2003. As a result of the impairment charge for goodwill in the first quarter of 2002, the net loss realized for the first quarter of 2002 was $(2,423) or $(0.46) per basic and diluted share as compared to net income for the first quarter of 2003 that was $214 or $0.04 per share

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

         Working capital at March 28, 2003 was $22,793 as compared to $2,592 at December 27, 2002. The increase was primarily due to the reclassification of the Company's United States revolving credit facility (the "Facility") as long-term debt at March 28, 2003 as compared to its classification as a current liability at December 27, 2002 due to an amendment of the Facility which, among other things, extended the stated maturity date to October 10, 2004. Current ratio was 2.5:1 at March 28, 2003 and 1.1:1 at December 27, 2002.

         Outstanding long-term debt increased $19,594 to $25,030, at March 28, 2003 compared to $5,436 at year-end 2002 primarily as a result of the reclassification of the Facility. Debt was comprised of $5,290 in tax-exempt revenue bonds, $19,600 in debt under the Facility, and $140 of equipment financing. As part of the recent changes the Facility was amended to provide additional flexibility under certain of the financial covenants, to grant to the lenders security over substantially all of the Company's United States assets (other than real property), and to reduce the maximum amount of the Facility from $52,500 to $46,000. At March 28, 2003, after taking into consideration $5,955 of outstanding standby letters of credit, the Company had a maximum of approximately $20,445 of available borrowing capacity under the Facility, which borrowings are subject to the satisfaction of certain financial covenants. The Company's annual interest rate as of March 28, 2003 on the Facility was 3.0%.

         The Company's net cash flow for the first three months of 2003 was $245, a $291 decrease from the first three months of 2002 primarily as a result of the decrease in income before cumulative effect of change in accounting principle. The Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.

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

         The Company believes the following critical accounting policies affect management's more significant judgements and estimates used in the preparation of its Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the December 27, 2002 Consolidated Financial Statements included in the Company's 2002 annual report on Form 10-K.

Revenue Recognition: The Company's revenue recognition policies are in compliance with Securities and Exchange Commission Staff Accounting Bulletin No 101 " Revenue Recognition in Financial Statements." Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The Company establishes allowances to cover anticipated doubtful accounts, sales discounts, product warranty, and returns based upon historical experience. Shipping and handling costs charged to customers are included as a component of net sales.

Product Warranty: In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty reserve and allowance for product returns is established based upon management's best estimates of amounts necessary to settle future and existing claims on product sold as of the balance sheet date. The warranty reserve and allowance for product returns is immaterial to the financial position of the Company for all periods presented, and the change in reserve and allowance for each period is immaterial to the Company's results and cash flow.

Inventories: The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the differences between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Acquired Intangibles: The Company's past business acquisitions resulted in the recognition of goodwill and other intangible assets, which may result in future impairment expense. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company's Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

         In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company adopted this statement effective December 28, 2002 (beginning of fiscal 2003). The adoption of this SFAS did not have a material impact on its Consolidated Financial Statements.

         In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No 13, and Technical Corrections." SFAS No. 145 rescinds previous accounting guidance, which required all gains and losses from the extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. The Company adopted this statement effective December 28, 2002. The adoption of this SFAS did not have a material impact upon its Consolidated Financial Statements

         In July 2002, FASB issued SFAS No.146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this statement effective January 1, 2003; however, the Company has had no transactions to which this statement would be applicable during the first quarter of Fiscal 2003.

         In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which requires certain pro form disclosures that are included in Note 6. This statement also amended the transition provisions of SFAS No. 123. The Company adopted SFAS 123 as amended by SFAS 148 effective December 28, 2002 and the effects of adoption are disclosed in Note 6 of the financial statements.

         In November 2002, FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" which requires the guarantor to recognize at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The Company has not guaranteed the indebtedness or obligations of others so that the adoption of this Interpretation will not have a material impact upon its Consolidated Financial Statements.

         In January 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" which addresses the consolidation and disclosures of these entities by business enterprises. As the Company does not have any interests in such types of entities the adoption of this Interpretation will not have a material impact upon its Consolidated Financial Statements.

SAFE HARBOR STATEMENT

         Certain information included or incorporated by reference in this document may be deemed to be "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," "and similar expressions. These statements are based on assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company's longstanding relationships with major customers, the Company's ability to integrate acquired businesses into its operations and realize planned synergies, the extent to which acquired businesses are able to meet the Company's expectations and operate profitably, the ability to obtain financing, changes in regulations that could affect demand for products and unanticipated developments that could occur with respect to contingencies such as environmental matters and litigation. In addition, the Company is subject to risks and uncertainties that affect the manufacturing sector generally, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments, and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward-looking statements, all of which are expressly qualified by the foregoing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in market risks since the 2002 Annual Report to Shareholders.

Item 4. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation.


Part II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

   10.62 Eighth Amendment to Loan Documents by and among TB Wood's Incorporated, Individually and as Agent under Borrower Agency Agreement and PNC Bank, National Association as Agent, PNC Bank, National Association, Fleet Bank (as successor to Summit
            Bank), First Union National Bank and National City Bank of Pennsylvania dated March 31, 2003 effective as of March 28, 2003.

   99 Statement of Michael L. Hurt, President (Principal Executive Officer) of TB Wood's Corporation and Thomas F. Tatarczuch, Vice President Finance (Principal Financial Officer) of TB Wood's Corporation, as required by Section 906 of the Sarbanes-Oxley Act of 2002


b) Reports on Form 8-K

    Date of Report                Item            Financial Statements
    --------------                ----            --------------------

    January 24, 2003               5                      None
    March 17, 2003                 9                      None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on May 2, 2003


                           TB WOOD'S CORPORATION



                           By: /s/ Thomas F. Tatarczuch
                               --------------------------------
                               THOMAS F. TATARCZUCH
                               Vice President-Finance
                               (Principal Financial Officer and
                               Principal Accounting Officer)

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

Date:  May 2, 2003

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

Date:  May 2, 2003

/s/ Thomas F. Tatarczuch
---------------------------------------
Vice President Finance (Principal Financial Officer and Principal Accounting Officer)