Form 10-Q
period 2003-06-27
TB WOODS CORP
filed 2003-07-28
CIK 1000227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 27, 2003

                         Commission File Number 1-14182

                              TB WOOD'S CORPORATION
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

         DELAWARE                                          25-1771145
--------------------------                  ------------------------------------
 (State of Incorporation)                   (IRS Employer Identification Number)


    440 North Fifth Avenue, Chambersburg, PA                      17201
    ----------------------------------------                    ----------
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

                                     Yes   X            No
                                         -----             -----

Number of shares outstanding of the issuer's Common Stock:

                  Class                            Outstanding at June 27, 2003
                  -----                            ----------------------------

     Common Stock, $.01 par value                           5,146,277

                                Table of Contents

Part I. -   Financial Information                                                          Page No.
---------------------------------                                                          --------
  Item 1.   Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets -
                    June 27, 2003 and December 27, 2002                                      3

                 Condensed Consolidated Statements of Operations -
                  For the Second Quarter and Six Months Ended
                  June 27, 2003 and June 28, 2002                                            4

                 Condensed Consolidated Statements of Cash Flows -
                  For the Six Months Ended June 27, 2003 and June 28, 2002                   5

                 Notes to Condensed Consolidated Financial Statements                        6


  Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                               11

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk                      15

  Item 4.   Controls and Procedures                                                         15

Part II. -  Other information                                                               15
------------------------------

  Item 4.   Submission of Matters to Vote of Security Holders                               16

  Item 6.   Exhibits and Reports on Form 8-K                                                16

Signatures

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


Part I. - Financial Information
-------------------------------
Item 1. Financial Statements


                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                       June 27,         December 27,
(in thousands of dollars, except share amounts)                                          2003               2002
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash  equivalents.....................................................      $    632           $   335
  Accounts receivable, less allowances for doubtful accounts, discounts,
   and claims of $688 at June 27, 2003 and $645 at December 27, 2002.............        15,818            14,219
Inventories......................................................................        20,139            19,957
Other current assets.............................................................         3,516             2,801
                                                                                      ------------------------------
     Total current assets .......................................................        40,105            37,312
                                                                                      ------------------------------

Property, plant, and equipment ..................................................        81,168            80,563
  Less accumulated depreciation .................................................        52,339            50,393
                                                                                      ------------------------------
    Net property, plant and equipment ...........................................        28,829            30,170
                                                                                      ------------------------------
Other Assets:
  Deferred income taxes .........................................................         2,883             3,298
  Goodwill, net of accumulated amortization of $1,558 at
     June 27, 2003 and at December 27, 2002......................................         5,464             5,172
  Other .........................................................................         1,585             1,624
                                                                                      ------------------------------
     Total other assets .........................................................         9,932            10,094
                                                                                      ------------------------------

TOTAL ASSETS ....................................................................       $78,866           $77,576
                                                                                      ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ..........................................       $     61          $18,363
  Accounts payable ..............................................................          6,949            6,277
  Checks outstanding ............................................................          2,664            2,142
  Accrued expenses ..............................................................          7,649            6,937
  Deferred income taxes .........................................................            796            1,001
                                                                                      ------------------------------
     Total current liabilities ..................................................         18,119           34,720
                                                                                      ------------------------------

Long-term debt, less current maturities .........................................         23,714            5,436
                                                                                      ------------------------------

Postretirement benefit obligation, less current portion .........................         10,572           11,007
                                                                                      ------------------------------

Shareholders' Equity:
  Preferred stock, $.01 par value; 100 shares authorized,
   at June 27, 2003 and December 27, 2002, and no shares
   Issued or outstanding.........................................................             --               --
  Common stock, $.01 par value; 10,000,000 shares authorized;
   5,639,798 issued; and 5,146,277 and 5,240,869 outstanding at
   June 27, 2003 and December 27, 2002, respectively.............................             57               57
  Treasury stock, at cost .......................................................         (4,763)          (4,188)
  Additional paid-in capital ....................................................         26,813           26,726
  Retained earnings..............................................................          5,634            6,029
  Other accumulated comprehensive income.........................................         (1,280)          (2,211)
                                                                                      ------------------------------
     Total shareholders' equity .................................................         26,461           26,413
                                                                                      ------------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................................        $78,866          $77,576
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

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                Second Quarter             Six Months
                                                                                     Ended                    Ended
                                                                              June 27,   June 28,      June 27,    June 28,
(in thousands of dollars, except per share amounts)                             2003       2002          2003        2002
---------------------------------------------------------------------------------------------------------------------------
Net sales............................................................          $25,103     $27,936     $47,657     $54,858

Cost of sales........................................................           17,081      19,033      32,704      37,281
                                                                              ---------------------------------------------

  Gross profit.......................................................            8,022       8,903      14,953      17,577

Selling, general and administrative expenses.........................            7,366       7,659      13,503      15,266
                                                                              ---------------------------------------------

   Operating income, before minority interest........................              656       1,244       1,450       2,311

Minority interest in loss (income)...................................               --          10           1        (152)
                                                                              ---------------------------------------------

Operating income.....................................................              656       1,254       1,451       2,159
                                                                              ---------------------------------------------

Other (expense) income:
   Interest expense and other finance charges........................             (231)       (217)       (448)       (433)
   Other, net........................................................              158          20         169          15
                                                                              ---------------------------------------------

   Other expense, net................................................              (73)       (197)       (279)       (418)
                                                                              ---------------------------------------------

Income before provision for income taxes and cumulative effect of
change in accounting principle.......................................              583       1,057       1,172       1,741

Provision for income taxes...........................................              234         484         609         745
                                                                              ---------------------------------------------

Income before cumulative effect of change in accounting
principle............................................................              349         573         563         996

Cumulative effect of change in accounting principle, net of
income tax...........................................................               --          --          --      (2,846)
                                                                              ---------------------------------------------

Net income (loss)....................................................          $   349     $   573     $   563     $(1,850)
                                                                              =============================================

Per share amounts-Basic and Diluted:

Basic and Diluted income before cumulative effect of change in
accounting principle per common share................................            $0.07       $0.11       $0.11      $ 0.19

Basic and Diluted cumulative effect of change in accounting
principle per common share...........................................               --          --          --      $(0.54)
                                                                              ---------------------------------------------

Basic and Diluted net income (loss) per common share.................            $0.07       $0.11       $0.11      $(0.35)
                                                                              =============================================

Basic and Diluted weighted average shares of common stock
and equivalents outstanding..........................................            5,176       5,231       5,176       5,230
                                                                              =============================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                      June 27,         June 28,
(in thousands of dollars)                                                               2003             2002
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income (loss)................................................................     $  563          $ (1,850)
Cumulative effect of change in accounting principle..............................         --             2,846
                                                                                   --------------------------------
Income before cumulative effect of change in accounting principle................        563               996
                                                                                   --------------------------------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization...............................................      2,773             2,780
     Change in deferred income taxes, net........................................        210                --
     Stock option compensation and employee stock benefit expense................        108                40
     Minority interest...........................................................         --            (3,034)
     Other.......................................................................        (18)              (39)
     Net loss on sale of assets..................................................         20                 3
 Changes in operating assets and liabilities:
          Accounts receivable ...................................................     (1,599)           (1,760)
          Inventories ...........................................................       (182)            3,603
          Other current assets...................................................       (715)             (848)
          Accounts payable ......................................................        672             4,012
          Accrued and other liabilities .........................................        277             1,271
                                                                                   --------------------------------
               Total adjustments ................................................      1,546             6,028
                                                                                   --------------------------------
               Net cash provided by operating activities.........................      2,109             7,024
                                                                                   --------------------------------
Cash Flows from Investing Activities:
Capital expenditures ............................................................     (1,166)           (1,794)
Proceeds from sale of fixed assets...............................................         91                68
Other............................................................................       (613)             (929)
                                                                                   --------------------------------
     Net cash used in investing activities.......................................     (1,688)           (2,655)
                                                                                   --------------------------------
Cash Flows from Financing Activities:
Change in checks outstanding.....................................................        522               653
Distribution of earnings to minority partner.....................................         --               (28)
Repayments of other long-term debt, net..........................................        (59)              (32)
Proceeds from long term debt borrowing...........................................        335                --
Proceeds from revolving credit facility..........................................     21,200            16,300
Repayments of revolving credit facility..........................................    (21,500)          (20,904)
Payment of dividends ............................................................       (943)             (942)
Treasury Stock ..................................................................       (610)               40
                                                                                   --------------------------------
     Net cash used in financing activities.......................................     (1,055)           (4,913)
                                                                                   --------------------------------
Effect of changes in foreign exchange rates......................................        931               497
                                                                                   --------------------------------
Net increase in cash and cash equivalents........................................        297               (47)
Cash and cash equivalents at beginning of period.................................        335               581
                                                                                   --------------------------------
Cash and cash equivalents at end of period.......................................    $   632          $    534
                                                                                   ================================

Income taxes paid................................................................    $   175          $    584
                                                                                   ================================

Interest paid....................................................................    $   466          $    504
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

1.      Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of TB Wood's Corporation and Subsidiaries (the "Company") and the results of their operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read together with the audited financial statements and notes included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.      Inventories

        The major classes of inventories (valued principally using the "last in first out" method) at June 27, 2003 and December 27, 2002 consisted of the following:

                                                    June 27,     December 27,
        (in thousands of dollars)                     2003           2002
        ----------------------------------------------------------------------

        Raw materials and supplies...............   $ 8,662         $ 8,146
        Work in process..........................     4,263           4,519
        Finished goods...........................    12,428          12,446
                                                   ---------------------------
        Total at FIFO value......................    25,353          25,111
        Adjustment to LIFO basis.................    (5,214)         (5,154)
                                                   ---------------------------
        Inventory value at LIFO..................   $20,139         $19,957
                                                   ===========================


3.      Shareholders' Equity

        Dividends

        On April 2 and July 2, 2003, the Board of Directors declared quarterly cash dividends of $0.09 per share payable on April 30 and July 31, 2003 to stockholders of record on April 15 and July 17, 2003.

        Treasury Stock

        Since 1996 through 2002, the Board of Directors has authorized the Company to purchase up to a total of 500,000 of the Company's common shares subject to certain business and market conditions. In January 2003 the Board of Directors authorized an additional 25,000 shares for purchase and in April 2003 authorized an additional 100,000 shares for purchase. Additionally in July 2003 the Board of Directors authorized an additional 50,000 shares for purchase for a total of 675,000 shares authorized for purchase to date. These purchases are subject to certain business and market conditions. At June 27, 2003 the cumulative number of treasury shares purchased under the Board's authorization was 601,636. Year to date, the number of treasury shares issued to employees under the stock purchase plan was 5,599 and under the 401(K) retirement plan was 3,509. As of June 27, 2003, 493,521 shares were held in treasury at cost.

        Stock Options

        On January 31, 2003, the Company granted options for the purchase of 145,050 shares of its common stock to employees at exercise prices equal to or in excess of market price on the date of the grant. These options vest over three years with options for 96,700 shares expiring on January 31, 2008 and the remaining options expiring on January 31, 2013.

4.      Other Comprehensive Income

        Total comprehensive income (loss) for the six months ended June 27, 2003 and June 28, 2002 was as follows:

        (in thousands of dollars)                  June 27, 2003   June 28, 2002
        ------------------------------------------------------------------------

        Net Income (Loss)...........................   $  563         $(1,850)
        Other comprehensive income (loss)
          Foreign currency translation adjustments..      931             497
                                                      --------------------------
        Total Comprehensive Income (Loss)...........   $1,494         $(1,353)
                                                      ==========================



        The components of accumulated other comprehensive income, net of related tax at June 27, 2003 and December 27, 2002 are as follows:


                                                              2003        2002
                                                              ----        ----

         Aggregate foreign currency translation adjustment   $(1,280)   $(2,211)
                                                             ========   ========


5.      Earnings Per Share

        Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares and common equivalent shares if dilutive.

        Total outstanding options to purchase 858,550 and 718,400 shares of common stock as of June 27, 2003 and June 28, 2002, respectively, are not included in the calculation as their effect would be antidilutive.

        The impact of options on the weighted average number of shares outstanding is immaterial since their impact is less than 3%.

6.      Stock Based Compensation

        The Company adopted Financial Accounting Standards Board (FASB) Statement of Accounting Financial Standard (SFAS) No. 123, as amended by SFAS No. 148, as of December 28, 2002 (beginning of Fiscal 2003) to account for stock-based compensation cost using the fair value method. The Company selected the modified prospective method of accounting for this cost. For Fiscal 2002 the Company used the intrinsic value method as defined by Accounting Principles Board Opinion No. 25 to account for the cost of stock options.

        The following table illustrates the effect on net income (loss) and net income (loss) per share had compensation costs for the stock based compensation plan been determined based on the grant date fair values of awards under the provisions of Statement of Financial Accounting Standards No. 123 for both fiscal periods presented.

                                                                            Second Quarter            Six Months
                                                                                Ended                   Ended
                                                                         June 27,    June 28,    June 27,    June 28,
        (in thousands of dollars except per share amounts)                 2003        2002        2003        2002
        ---------------------------------------------------------------------------------------------------------------
        Net Income (loss) as reported.................................     $349       $ 573        $563     $(1,850)
        Add:
        Stock-based employee compensation costs, net of
        income tax, included in net income (loss).....................       27          --          54          --
        Less:
        Stock-based employee compensation costs, net of
        tax, as if fair value method had been applied.................      (27)        (39)        (54)        (78)
                                                                        -----------------------------------------------
        Pro forma net income (loss)...................................     $349       $ 534        $563     $(1,928)
                                                                        ===============================================
        Net income (loss) per share:
        As reported - basic and diluted...............................    $0.07       $0.11       $0.11      $(0.35)
        Pro forma - basic and diluted.................................    $0.07       $0.10       $0.11      $(0.37)


7.      Income Taxes

        At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis, excluding the effect of significant unusual items or items that are reported net of their related income tax effects. The income tax effect of significant unusual items are reflected in the period in which they occur.

8.      Business Segment Information

        The Company's reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies and marketing strategies.

        The following table summarizes revenues, operating income, depreciation and amortization, total assets and expenditures for long-lived assets by business segment for the periods ended June 27, 2003 and June 28, 2002.

                                                                         Second Quarter           Six Months
                                                                    -----------------------------------------------
                                                                      June 27,     June 28,   June 27,   June 28,
       (in thousands of dollars)                                        2003         2002       2003       2002
       ------------------------------------------------------------------------------------------------------------
       External Sales:
          Mechanical Segment....................................      $15,490      $18,176    $29,394    $35,083
          Electronics Segment...................................        9,613        9,760     18,263     19,775
                                                                    -----------------------------------------------
                                                                      $25,103      $27,936    $47,657    $54,858
                                                                    ===============================================

       Operating Income (Loss):
          Mechanical Segment....................................         $992       $1,562     $2,122     $2,565
          Electronics Segment...................................         (336)        (308)      (671)      (406)
                                                                    -----------------------------------------------
                                                                         $656       $1,254     $1,451     $2,159
                                                                    ===============================================

       Depreciation and Amortization:
          Mechanical Segment....................................       $  733       $  740     $1,478     $1,477
          Electronics Segment...................................          438          451        873        865
          Corporate.............................................          210          220        422        438
                                                                    -----------------------------------------------
                                                                       $1,381       $1,411     $2,773     $2,780
                                                                    ===============================================

       Assets:
          Mechanical Segment....................................      $44,519      $47,450    $44,519    $47,450
          Electronics Segment...................................       27,822       25,356     27,822     25,356
          Corporate ............................................        6,525       10,856      6,525     10,856
                                                                    -----------------------------------------------
                                                                      $78,866      $83,662    $78,866    $83,662
                                                                    ===============================================

       Expenditures for Long-Lived Assets:
          Mechanical Segment....................................         $367       $  604     $  579     $  931
          Electronics Segment...................................           71          326        112        511
          Corporate.............................................          263          270        475        352
                                                                    -----------------------------------------------
                                                                         $701       $1,200     $1,166     $1,794
                                                                    ===============================================

       The following table reconciles segment-operating income to consolidated income before income taxes and cumulative effect of change in accounting principle as of June 27, 2003 and June 28, 2002 as follows:

                                                                         Second Quarter           Six Months
                                                                    -----------------------------------------------
                                                                      June 27,     June 28,   June 27,   June 28,
       (in thousands of dollars)                                        2003         2002       2003       2002
       ------------------------------------------------------------------------------------------------------------
      Segment operating income after minority interest...........       $656        $1,254     $1,451     $2,159
      Interest, net..............................................       (231)         (217)      (448)      (433)
      Other, net.................................................        158            20        169         15
                                                                    -----------------------------------------------
      Income before provision for income taxes and cumulative
      effect of change in accounting principle...................       $583        $1,057     $1,172     $1,741
                                                                    ===============================================


9.    Goodwill

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The lower net sales in the second quarter of 2003 as compared to the second quarter of 2002 were the result of North American industrial distribution customers' activities to reduce inventory. The Company continued its efforts to reduce costs that it believes will enable it to more successfully operate in the current environment. These cost reduction measures include, but are not limited to, continued strict cost controls on all discretionary spending, the reduction or elimination of certain employee positions, shorter work weeks in specific areas to match output to customer demands, and selection of component vendors offering lower costs.

RESULTS OF OPERATIONS (in thousands, except per share amounts)

         The Company posted net sales for the second quarter of 2003 of $25,103 compared to $27,936 for the second quarter of 2002, a decrease of 10.1%. Mechanical Business net sales for the second quarter of 2003 of $15,490 were $2,686 lower than net sales of $18,176 for the second quarter of 2002. The sales decline mainly occurred in the belted drive product lines, driven by the North American industrial distribution customers' activities to reduce inventory. Electronics Business net sales for the second quarter of 2003 were $9,613, a $147 decrease from net sales of $9,760 for the second quarter of 2002. Again, the primary reason for the sales shortfall was North American industrial distribution customers' activities to reduce inventory. Partially offsetting this volume reduction was the favorable effect of foreign currency fluctuations on sales of $891.

         Year to date net sales of the Company for 2003 were $47,657, which is $7,201 lower than net sales for the same period of 2002, a decrease of 13.1%. For the first six months of 2003, Mechanical Business net sales were $29,394 compared to $35,083 for the same period of 2002 or a reduction of 16.2%. Electronic Business net sales for the first six months of 2003 were $18,263 compared to $19,775 for the same period of 2002 or a reduction of 7.6%. The reasons for the sales decline during the first six months of 2003 as compared to the same period of 2002 were primarily those listed above for the second quarter comparisons.

         Company cost of sales ("COS") in the second quarter of 2003 was $17,081 compared to $19,033 for the same period last year. As a percent of sales, COS was 68.0% for the second quarter of 2003, a decrease of 0.1% from 2002's second quarter COS of 68.1%. COS for the Company was $32,704 or 68.6% for the year to date compared to $37,281 or 68.0% of sales for the same period of 2002. The primary reasons for the increased year to date COS percentage were reduced fixed expense absorption caused by lower sales volume, and unfavorable customer and product sales mix. These higher costs were partially offset by lower rebates earned by our customers from the reduced sales volume and impact of foreign currency fluctuations on purchases.

         Mechanical Business COS of $10,684 in the second quarter of 2003 was $1,754 lower than COS of $12,438 in the second quarter of 2002. As a percent of sales for the second quarter of 2003, Mechanical Business reported COS of 69.0%, compared to 68.4% for the same period in the prior year. Year to date, 2003 COS for Mechanical Business was $20,293 or 69.0% of sales compared to $24,116 or 68.7% of sales for the same period in 2002. The principal reasons for the year to date COS percentage deterioration were reduced fixed expense absorption caused by lower sales volume and unfavorable customer sales mix which were partially offset by the impact of foreign currency fluctuations on purchases by the Canadian location and lower rebates earned by our customers.

           Electronics Business COS for the second quarter of 2003 was $6,397, a $198 decrease from COS of $6,595 for the same quarter of 2002. As a percent of sales for the second quarter 2003 versus the second quarter 2002, Electronics Business reported COS of 66.5% for 2003, down 1.1% from 67.6% in the prior year's second quarter. The principal reasons for the second quarter improvement in COS were additional fixed expense absorption caused by higher production levels and impact of favorable foreign currency fluctuations on purchase by the Canadian and European locations. Year to date 2003, COS for Electronics Business was $12,411 or 68.0% of sales compared to $13,164 or 66.6% of sales for the same period in 2002. The principal reasons for the year to date COS percentage deterioration were reduced fixed expense absorption caused by lower sales volume and unfavorable customer and product sales mix. Partially offsetting these items were the impact of foreign currency fluctuations on purchases by the Canadian and European locations and lower rebates earned by our customers.

         Selling, general and administrative ("SG&A") expenses for the second quarter of 2003 were $7,366 compared to $7,659 for the second quarter of 2002, a decrease of $293, or 3.8%. SG&A, as a percent of sales, was 29.3% for the second quarter of 2003 compared to 27.4% for the second quarter of 2002. Year to date 2003, SG&A was $13,503 or 28.3% of sales compared to $15,266 or 27.8% of sales for the same period in 2002. The major reasons for the change in absolute dollars were the termination of the supplemental retirement plan for key employees in the amount of $473, the reduced variable costs caused by the lower sales volume, and lower headcount.

         Operating income for the Company was $656 for the second quarter of 2003, or 2.6% as a percent of sales, and $598 lower than the second quarter of 2002 operating income of $1,254, which was 4.5% of sales. After six months of 2003, operating income was $1,451 or 3.0% of sales compared to $2,159 or 3.9% of sales for the same period of 2002. Primarily the lower sales volume, unfavorable customer and product sales mix caused this reduction. Offsetting these items were the termination of the supplemental employee retirement plan, lower rebates earned by our customers and the impact of foreign currency fluctuations on purchases.

         Other expense, net for the second quarter of 2003 was $73, compared to other expense of $197 for the same period last year, and year to date was $279 compared to $418 for the same period of 2002. Interest expense, a component of other expense, net for the Company was $231 in the second quarter of 2003 as compared to $217 of interest expense in the second quarter of 2002. Year to date 2003, interest expense was $448 compared to $433 for the same period of 2002. Other, net was $158 of income for the second quarter of 2003 compared to $20 of income for the same period in 2002, and year to date was $169 of income compared to $15 of income for the same period of 2002. The primary reason for the increase in Other, net (income) in 2003 was a realized foreign exchange gain.

         The effective income tax rate decreased for the second quarter of 2003 due to decreases in foreign income tax rates. The effective income tax rate for the year to date increased due to the fact that no income tax benefit was recognized for the loss being incurred in Mexico as a result of the start up of a new factory and the effect of certain foreign income tax rates. It is anticipated that the Mexican loss will be carried forward and offset against future income at which point an income tax benefit will be realized.

         Income before the cumulative effect of a change in accounting principle for the impairment of goodwill in the second quarter of 2003 was $349, or $0.07 per basic and diluted share, $224 lower than the $573 or $0.11 per basic and diluted share a year ago. Year to date 2003, income before the cumulative effect of a change in accounting principle for the impairment of goodwill was $563, $0.11 per basic and diluted share, $433 lower than the $996 or $0.19 per basic and diluted share for the same period last year.

         As a result of the adoption of SFAS 142 "Goodwill and Other Intangible Assets," the Company recognized an impairment charge in the amount of $4,453 ($2,846 net of income taxes) related to the goodwill associated with its North American Electronics reporting unit during the first quarter of 2002. This charge is reflected as a cumulative effect of a change of accounting principle as directed by SFAS 142. No similar charges were recorded during the second quarter or first six months of 2003.

         Net income for the second quarter of 2003 was $349 or $0.07 per basic and diluted share compared to $573 or $0.11 per basic and diluted share for the second quarter of 2002. Net income for the first six months of 2003 was $563 or $0.11 per basic and diluted share compared to a net loss of ($1,850) or ($0.35) per basic and diluted share for the first six months of 2002.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

         Working capital at June 27, 2003 was $21,986 as compared to $2,592 at December 27, 2002. The increase was primarily due to the reclassification of the Company's United States revolving credit facility (the "Facility") as long-term debt at June 27, 2003 as compared to its classification as a current liability at December 27, 2002 due to an amendment of the Facility which, among other things, extended the stated maturity date to October 10, 2004. Current ratio was 2.2:1 at June 27, 2003 and 1.1:1 at December 27, 2002.

         Outstanding long-term debt increased $18,278 to $23,714 at June 27, 2003 compared to $5,436 at year-end 2002 primarily as a result of the reclassification of the Facility. Debt was comprised of $5,290 in tax-exempt revenue bonds, $17,800 in debt under the Facility, and $624 of other long-term financing. As part of the recent changes the Facility was amended to provide additional flexibility under certain of the financial covenants, to grant to the lenders security over substantially all of the Company's United States assets (other than real property), and to reduce the maximum amount of the Facility from $52,500 to $46,000. At June 27, 2003, after taking into consideration $5,955 of outstanding standby letters of credit, the Company had a maximum of approximately $22,245 of available borrowing capacity under the Facility, which borrowings are subject to the satisfaction of certain financial covenants. The Company's annual interest rate as of June 27, 2003 on the Facility was 3.46%.

         The Company's net cash flow for the first six months of 2003 was $297, a $344 increase from the first six months of 2002 primarily as a result of the decrease in capital expenditures. The Company believes that the combination of cash generated by operations, available borrowing capacity, and the Company's ability to obtain additional long-term indebtedness is adequate to finance the Company's operations for the foreseeable future.

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

         In April 2003, FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. As the Company does not currently have any derivative instrument activities the adoption of this statement will not have a material impact upon its Consolidated Financial Statements. The Company began hedging expected future transfers of Canadian dollars to the US from its Canadian subsidiary in the second quarter of 2003; however, these amounts are not material.

         In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity which changes the accounting for mandatorily redeemable shares, put options, forward purchase contracts and obligations that can be settled with shares. As the Company does not have any interests in such types of instruments the adoption of this statement will not have a material impact upon its Consolidated Financial Statements.

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

Item 4. Controls and Procedures

         a) Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting subsequent to the date of their last evaluation.


Part II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         a)  The Company held its Annual Meeting of Shareholders on April 23,
             2003.

         b) The following individuals were nominated and elected to serve as directors of TB Wood's Corporation: Michael L. Hurt and Rick Lazio.

         c) The Shareholders voted as follows on the following matters:

         1. Election of Directors. The voting result for each nominee is as follows:

                Name                    Votes for         Votes Withheld
                ----                    ---------         --------------

                Michael L. Hurt         4,488,695             629,291
                Rick Lazio              5,110,650               7,336

         2. To ratify the Audit Committee and Board of Directors selection of Grant Thornton LLP as the Company's independent public accountants was approved by a count of 5,112,516 votes for, 3,405 votes against, 2,065 votes abstaining, and zero broker non-vote.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

         99.1 Certification of Principal Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

         99.2 Certification of Principal Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

         99.3 Statement of Michael L. Hurt, President (Principal Executive Officer) of TB Wood's Corporation, as required by Section 906 of the Sarbanes-Oxley Act of 2002

         99.4 Statement of Thomas F. Tatarczuch, Vice President Finance (Principal Financial Officer) of TB Wood's Corporation, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

b)       Reports on Form 8-K

           Date of Report              Item             Financial Statements
           --------------              ----             --------------------
           April 22, 2003              7&9           Earnings Release of Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on July 28, 2003


                                 TB WOOD'S CORPORATION

                                 By: Thomas F. Tatarczuch
                                     ------------------------------------
                                     THOMAS F. TATARCZUCH
                                     Vice President-Finance
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)