Form 10-Q
period 2003-09-26
TB WOODS CORP
filed 2003-10-31
CIK 1000227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 26, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1-14182

TB WOOD’S CORPORATION

(Exact Name of registrant as specified in its charter)

DELAWARE	25-1771145
(State of Incorporation)	(IRS Employer I. D. No)

440 North Fifth Avenue, Chambersburg, PA	17201
(Address of principal executive offices)	(Zip Code)

(717) 264-7161
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes      No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)      Yes      No

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at September 26, 2003

Common Stock, $.01 par value	5,148,750

Back to Contents

Part I. – Financial Information
Item 1. Financial Statements

TB Wood's Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands of dollars, except share amounts)	September 26, 2003	December 27, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$503	$335
Accounts receivable, less allowances for doubtful accounts, discounts, and claims of $627 at September 26, 2003 and $645 at December 27, 2002	14,154	14,219
Inventories	22,042	19,957
Other current assets	3,065	2,801

Total current assets	39,764	37,312

Property, plant, and equipment	81,371	80,563
Less accumulated depreciation	53,431	50,393

Net property, plant and equipment	27,940	30,170

Other Assets:
Deferred income taxes	2,732	3,298
Goodwill, net of accumulated amortization of $1,558 at September 26, 2003 and at December 27, 2002	5,476	5,172
Other	1,527	1,624

Total other assets	9,735	10,094

TOTAL ASSETS	$77,439	$77,576

LIABILITIES AND SHAREHOLDERS’ EQUITY Current Liabilities:
Current maturities of long-term debt	$117	$18,363
Accounts payable	6,038	6,277
Checks outstanding	2,638	2,142
Accrued expenses	7,340	6,937
Deferred income taxes	1,276	1,001

Total current liabilities	17,409	34,720

Long-term debt, less current maturities	23,411	5,436

Postretirement benefit obligation, less current portion	10,452	11,007

Shareholders’ Equity:
Preferred stock, $.01 par value; 100 shares authorized, at September 26, 2003 and December 27, 2002, and no shares Issued or outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 5,639,798 issued; and 5,148,750 and 5,240,869 outstanding at September 26, 2003 and December 27, 2002, respectively	57	57
Treasury stock, at cost	(4,749)	(4,188)
Additional paid-in capital	26,859	26,726
Retained earnings	5,217	6,029
Other accumulated comprehensive income	(1,217)	(2,211)

Total shareholders’ equity	26,167	26,413

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,439	$77,576

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

TB Wood's Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(in thousands of dollars, except per share amounts)	Sept. 26, 2003	Sept 27, 2002	Sept. 26, 2003	Sept. 27, 2002

Net sales	$23,101	$25,241	$70,758	$80,099

Cost of sales	15,967	17,415	48,671	54,696

Gross profit	7,134	7,826	22,087	25,403

Selling, general and administrative expenses	6,823	7,036	20,326	22,302

Operating income, before minority interest	311	790	1,761	3,101

Minority interest in loss (income)	1	2	2	(150)

Operating income	312	792	1,763	2,951

Other (expense) income:
Interest expense and other finance charges	(232)	(227)	(680)	(660)
Other, net	(2)	86	167	101

Other expense, net	(234)	(141)	(513)	(559)

Income before provision for income taxes and cumulative effect of change in accounting principle	78	651	1,250	2,392

Provision for income taxes	22	283	631	1,028

Income before cumulative effect of change in accounting principle	56	368	619	1,364

Cumulative effect of change in accounting principle, net of income tax	—	—	—	(2,846)

Net income (loss)	$56	$368	$619	$(1,482)

Per share amounts-Basic and Diluted:

Basic and Diluted income before cumulative effect of change in accounting principle per common share	$0.01	$0.07	$0.12	$0.26

Basic and Diluted cumulative effect of change in accounting principle per common share	—	—	—	$(0.54)

Basic and Diluted net income (loss) per common share	$0.01	$0.07	$0.12	$(0.28)

Basic and Diluted weighted average shares of common stock and equivalents outstanding	5,156	5,234	5,156	5,231

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

TB Wood's Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in thousands of dollars)	Sept. 26, 2003	Sept. 27, 2002

Cash Flows from Operating Activities:
Net income (loss)	$619	$(1,482)
Cumulative effect of change in accounting principle	—	2,846

Income before cumulative effect of change in accounting principle	619	1,364

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,135	4,219
Change in deferred income taxes, net	841	—
Other	149	(79)
Changes in operating assets and liabilities:
Accounts receivable	65	890
Inventories	(2,085)	3,863
Other current assets	(264)	(866)
Accounts payable	(239)	(623)
Change in checks outstanding	496	1,025
Accrued and other liabilities	(152)	1,610

Total adjustments	2,946	10,039

Net cash provided by operating activities	3,565	11,403

Cash Flows from Investing Activities:
Capital expenditures	(1,655)	(2,711)
Purchase of minority interest	—	(3,034)
Proceeds from sale of fixed assets	116	506
Other	(555)	(861)

Net cash used in investing activities	(2,094)	(6,100)

Cash Flows from Financing Activities:
Distribution of earnings to minority partner	—	(28)
Repayments of other long-term debt, net	(65)	125
Proceeds from revolving credit facility	34,494	30,000
Repayments of revolving credit facility	(34,700)	(33,660)
Payment of dividends	(1,407)	(1,413)
Treasury Stock	(619)	54

Net cash used in financing activities	(2,297)	(4,922)

Effect of changes in foreign exchange rates	994	345

Net increase in cash and cash equivalents	168	726
Cash and cash equivalents at beginning of period	335	581

Cash and cash equivalents at end of period	$503	$1,307

Income taxes (refunded) paid	$(282)	$714

Interest paid	$710	$700

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

TB Wood’s Corporation and Subsidiaries
Notes To Condensed Consolidated Financial Statements
(unaudited; in thousands of dollars, except per share amounts)

1.      Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of TB Wood’s Corporation and Subsidiaries (the “Company”) and the results of their operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read together with the audited financial statements and notes included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.      Inventories

The major classes of inventories (valued principally using the “last in first out” method) at September 26, 2003 and December 27, 2002 consisted of the following:

(in thousands of dollars)	Sept. 26, 2003	December 27, 2002

Raw materials and supplies	$8,562	$8,146
Work in process	4,198	4,519
Finished goods	14,559	12,446

Total at FIFO value	27,319	25,111
Adjustment to LIFO basis	(5,277)	(5,154)

Inventory value at LIFO	$22,042	$19,957

3.      Shareholders’ Equity

Dividends

On April 2, July 2, and October 6, 2003, the Board of Directors declared quarterly cash dividends of $0.09 per share payable on April 30, July 31, and October 31, 2003 to stockholders of record on April 15, July 17, and October 15, 2003.

Treasury Stock

During the nine months ended September 26, 2003, the Company purchased 106,449 shares and as of that date, 491,048 shares were held in treasury at cost. Year to date, the number of treasury shares sold to employees under the stock purchase plan was 9,024 and issued to the 401(K) retirement plan was 5,306.

Stock Options

On January 31, 2003, the Company granted options for the purchase of 145,050 shares of its common stock to employees at exercise prices equal to or in excess of the market price on the date of the grant. These options vest over three years with options for 96,700 shares expiring on January 31, 2008 and the remaining options expiring on January 31, 2013.

Back to Contents

4.       Other Comprehensive Income

Total comprehensive income (loss) for the nine months ended September 26, 2003 and September 27, 2002 was as follows:

(in thousands of dollars)	Sept. 26, 2003	Sept. 27, 2002

Net Income (Loss)	$619	$(1,482)
Other comprehensive income
Foreign currency translation adjustments	994	345

Total Comprehensive Income (Loss)	$1,613	$(1,137)

The components of accumulated other comprehensive income, net of related tax at September 26, 2003 and December 27, 2002 are as follows:

	2003	2002

Aggregate foreign currency translation adjustment	$(1,217)	$(2,211)

5.       Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares and common equivalent shares if dilutive.

Outstanding options to purchase 707,660 and 787,000 shares of common stock as of September 26, 2003 and September 27, 2002, respectively, are not included in the calculation as their effect would be antidilutive.

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

	Third Quarter Ended		Nine Months Ended
(in thousands of dollars except per share amounts)	Sept. 26, 2003	Sept. 27, 2002	Sept. 26, 2003	Sept. 27, 2002

Net Income (loss) as reported	$56	$368	$619	$(1,482)
Add:
Stock-based employee compensation costs, net of income tax, included in net income (loss)	27	—	81	—
Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(27)	(39)	(81)	(117)

Pro forma net income (loss)	$56	$329	$619	$(1,599)

Net income (loss) per share:
As reported – basic and diluted	$0.01	$0.07	$0.12	$(0.28)
Pro forma – basic and diluted	$0.01	$0.06	$0.12	$(0.31)

Back to Contents

7.       Business Segment Information

The Company’s reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies and marketing strategies.

The following table summarizes revenues, operating income, depreciation and amortization, total assets and expenditures for long-lived assets by business segment for the periods ended September 26, 2003 and September 27, 2002.

	Third Quarter		Nine Months

(in thousands of dollars)	Sept. 26, 2003	Sept. 27, 2002	Sept 26, 2003	Sept. 27, 2002

External Sales:
Mechanical Segment	$13,155	$15,601	$42,549	$50,684
Electronics Segment	9,946	9,640	28,209	29,415

	$23,101	$25,241	$70,758	$80,099

Operating Income (Loss):
Mechanical Segment	$419	$673	$2,541	$3,238
Electronics Segment	(107)	119	(778)	(287)

	$312	$792	$1,763	$2,951

Depreciation and Amortization:
Mechanical Segment	$738	$762	$2,216	$2,239
Electronics Segment	397	430	1,270	1,295
Corporate	227	246	649	685

	$1,362	$1,438	$4,135	$4,219

Assets:
Mechanical Segment	$43,823	$46,096	$43,823	$46,096
Electronics Segment	26,684	26,442	26,684	26,442
Corporate	6,932	8,070	6,932	8,070

	$77,439	$80,608	$77,439	$80,608

Expenditures for Long-Lived Assets:
Mechanical Segment	$240	$563	$819	$1,495
Electronics Segment	112	152	224	663
Corporate	137	201	612	553

	$489	$916	$1,655	$2,711

The following table reconciles segment-operating income to consolidated income before income taxes and cumulative effect of change in accounting principle as of September 26, 2003 and September 27, 2002 as follows:

	Third Quarter		Nine Months

(in thousands of dollars)	Sept. 26, 2003	Sept. 27, 2002	Sept. 26, 2003	Sept. 27, 2002

Segment operating income after minority interest	$312	$792	$1,763	$2,951
Interest, net	(232)	(227)	(680)	(660)
Other, net	(2)	86	167	101

Income before provision for income taxes and cumulative effect of change in accounting principle	$78	$651	$1,250	$2,392

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The lower net sales in the third quarter of 2003 as compared to the third quarter of 2002 were the result of North American industrial distribution customers’ activities to reduce inventory. The Company continued its efforts to reduce costs that it believes will enable it to more successfully operate in the current environment. These cost reduction measures include, but are not limited to, continued strict cost controls on all discretionary spending and headcount, rationalization of manufacturing facilities, and selection of component vendors offering lower costs. While managing through the liquidation of inventory in the distribution channel, the Company is also focusing on the long term. The Company continues to invest in new product development, additional electronic drive specialists in the field to grow electronic sales, lean manufacturing initiatives and enterprise system upgrades with the installation of a new logistics system in the third quarter of 2003.

RESULTS OF OPERATIONS (in thousands, except per share amounts)

     The Company posted net sales for the third quarter of 2003 of $23,101 compared to $25,241 for the third quarter of 2002, a decrease of 8.5%. Mechanical Business net sales for the third quarter of 2003 of $13,155 were $2,446 lower than net sales of $15,601 for the third quarter of 2002. The sales decline correlates to inventory reduction efforts by North American industrial distribution customers offset in part by lower volume rebates. Electronics Business net sales for the third quarter of 2003 were $9,946, a $306 increase from net sales of $9,640 for the third quarter of 2002. The primary reason for the small sales increase was a $488 favorable effect of foreign currency fluctuations for the third quarter of 2003.

     Year to date net sales of the Company for 2003 were $70,758, which is $9,341 lower than net sales for the same period of 2002, a decrease of 11.7%. For the first nine months of 2003, Mechanical Business net sales were $42,549 compared to $50,684 for the same period of 2002 or a reduction of 16.1%. Electronics Business net sales for the first nine months of 2003 were $28,209 compared to $29,415 for the same period of 2002 or a reduction of 4.1%. The reasons for the sales decline during the first nine months of 2003 as compared to the same period of 2002 were primarily attributable to North American industrial distribution customers’ activities to reduce inventory and product mix, partially offset by lower volume rebates and the favorable effect of $2,083 foreign currency fluctuations.

     Company cost of sales (“COS”) in the third quarter of 2003 was $15,967 compared to $17,415 for the same period last year. As a percent of sales, COS was 69.1% for the third quarter of 2003, consistent with 2002’s third quarter COS of 69.0%. Mechanical Business COS of $9,290 in the third quarter of 2003 was $1,915 lower than COS of $11,205 in the third quarter of 2002. As a percent of sales for the third quarter of 2003, Mechanical Business reported COS of 70.6%, compared to 71.8% for the same period in the prior year. Although the decline in volume has resulted in underutilized capacity, in the third quarter the Company increased production to build inventories (after a prolonged inventory reduction program) in anticipation of higher sales volumes, and as a result absorbed more fixed overhead expenses. In addition the Company has been able to control costs through spending reductions and improved cost structures from the use of foreign production facilities. Electronics Business COS for the third quarter of 2003 was $6,677 a $467 increase from COS of $6,210 for the same quarter of 2002. As a percent of sales for the third quarter 2003 versus the third quarter 2002, Electronics Business COS increased to 67.1% of sales for 2003, compared to 64.4% in the prior year’s third quarter. The principal reasons for the 2003 third quarter increase in COS were unfavorable product mix offset by the impact of favorable foreign currency fluctuations on purchases by the Company’s European locations.

Back to Contents

     COS for the Company was $48,671 or 68.8% of sales for the year to date compared to $54,696 or 68.3% of sales for the same period of 2002. Year to date, 2003 COS for Mechanical Business was $29,583 or 69.5% of sales compared to $35,322 or 69.7% of sales for the same period in 2002. The reason for the lower COS was due to increased absorption of manufacturing overhead expenses due to higher production levels as compared to the prior year. Year to date 2003, COS for Electronics Business was $19,088 or 67.7% of sales compared to $19,374 or 65.9% of sales for the same period in 2002. The principal reasons for the year to date increased COS percentage were reduced fixed expense absorption caused by lower sales and production volume and unfavorable product sales mix. Partially offsetting these items were the impact of foreign currency fluctuations by the Company’s European locations.

     Selling, general and administrative (“SG&A”) expenses for the third quarter of 2003 were $6,823 compared to $7,036 for the third quarter of 2002, a decrease of $213, or 3.0%. SG&A, as a percent of sales, was 29.5% for the third quarter of 2003 compared to 27.9% for the third quarter of 2002. Year to date 2003, SG&A was $20,326 or 28.7% of sales compared to $22,302 or 27.8% of sales for the same period in 2002. The major reasons for the change in absolute dollars were the termination of the supplemental retirement plan for key employees in the amount of $473, the reduced variable costs caused by the lower sales volume, and lower headcount. The Company undertook these actions to continue operations in the current economic environment.

     Operating income for the Company was $312 for the third quarter of 2003, or 1.3% as a percent of sales, and $480 lower than the third quarter of 2002 operating income of $792, which was 3.1% of sales. After nine months of 2003, operating income was $1,763 or 2.5% of sales compared to $2,951 or 3.7% of sales for the same period of 2002. Primarily lower sales volume offset by lower customer rebates and favorable foreign currency fluctuations together with the factors describing changes in COS and SG&A were the principal reasons for this reduction.

     Other expense, net for the third quarter of 2003 was $234, compared to other expense of $141 for the same period last year, and year to date was $513 compared to $559 for the same period of 2002. Interest expense is the primary component of other expense, net for the Company, and was $232 in the third quarter of 2003 as compared to $227 in the third quarter of 2002. Year to date 2003, interest expense was $680 compared to $660 for the same period of 2002. Other, net was $2 of expense for the third quarter of 2003 compared to $86 of income primarily resulting from a gain on the sale of real estate for the same period in 2002, and year to date was $167 of income primarily consisting of a realized foreign exchange gain compared to $101 of income primarily resulting from a gain on the sale of real estate for the same period of 2002.

     The effective income tax rate decreased for the third quarter of 2003 due to decreases in foreign income tax rates principally at the Canadian and European operations. However, the year to date effective income tax rate increased compared to the prior year due to the fact that no income tax benefit was recognized for the loss being incurred in Mexico in the first nine months of the year as a result of the start up of a new factory. At such time as the Mexican operation achieves profitability, an income tax benefit will be realized.

     Income before the cumulative effect of a change in accounting principle for the impairment of goodwill in the third quarter of 2003 was $56, or $0.01 per basic and diluted share, $312 lower than the $368 or $0.07 per basic and diluted share a year ago. Year to date 2003, income before the cumulative effect of a change in accounting principle for the impairment of goodwill was $619, $0.12 per basic and diluted share, $745 lower than the $1,364 or $0.26 per basic and diluted share for the same period last year.

     As a result of the adoption of SFAS 142 “Goodwill and Other Intangible Assets,” the Company recognized an impairment charge in the amount of $4,453 ($2,846 net of income taxes) related to the goodwill associated with its North American Electronics reporting unit during the first quarter of 2002. This charge is reflected as a cumulative effect of a change of accounting principle as directed by SFAS 142. No similar charges were recorded thereafter in 2002 or during the first nine months of 2003.

Back to Contents

     Net income for the third quarter of 2003 was $56 or $0.01 per basic and diluted share compared to $368 or $0.07 per basic and diluted share for the third quarter of 2002. Net income for the first nine months of 2003 was $619 or $0.12 per basic and diluted share compared to a net loss of ($1,482) or ($0.28) per basic and diluted share for the first nine months of 2002.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

     In March 2003, the Company amended its United States revolving credit facility (the “Facility”), which included an extension of the maturity date to October 2004. The amendment provided the Company additional flexibility under certain of the financial covenants, granted the lenders security over substantially all of the Company’s United States assets (other than real property), and reduced the maximum amount of the Facility from $52,500 to $46,000. The classification of the Facility at September 26, 2003 as long term was the primary reason for the increase in our working capital of $19,763 when compared to December 27, 2002. The Company has initiated discussions with its Facility lenders to further extend the maturity date of this credit facility.

     Total current and long-term debt at September 26, 2003 totaled $23,528 that represented a $271 decrease from $23,799 at December 27, 2002. At September 26, 2003 long-term debt of $23,411 was comprised of $5,290 in tax-exempt revenue bonds, $17,500 in revolving term debt under the Facility, and $621 of other long-term financing. At September 26, 2003, after taking into consideration $6,555 of outstanding standby letters of credit relating to collateral for industrial revenue bonds and long-term workers compensation risk exposures, the Company had approximately $21,945 of available borrowing capacity under the Facility, which borrowings are subject to the satisfaction of certain financial covenants. The Company’s annual interest rate as of September 26, 2003 under the Facility was 3.37%.

     The Company’s increase in cash and cash equivalents for the first nine months of 2003 was $168, a $558 decrease compared to the first nine months of 2002. During 2003, the Company has generated $3,565 cash from operating activities, which compares to $11,403 for the same period in the prior year. The primary reason for this fluctuation is the Company’s decision in the third quarter to build inventories to accommodate anticipated demand while in the same period a year earlier the Company was continuing to reduce inventories as a result of the sustained slump in manufacturing demand. In addition, the Company used $2,094 and $2,297 for investing and financing activities during the nine months ended September 26, 2003. This compares to cash used of $6,100 and $4,922 for the same activities for the corresponding period of the prior year. The major difference in investing activities was that the 2002 spending included $3,034 for the acquisition of a minority interest, and the Company has reduced capital spending by $1,056 in 2003. The change in financing activities have been caused by the Company being more dependent upon its revolving credit facility in 2003 primarily as a result of the reduced cash provided by operations. The Company believes that the combination of cash generated by operations, available borrowing capacity, and the Company’s ability to obtain additional long-term indebtedness is adequate to finance the Company’s operations for the foreseeable future.

CONTRACTUAL OBLIGATIONS:

     The Company is obligated to make future payments under various contracts such as debt and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis in the Company’s annual report on Form 10-K for the year ended December 27, 2002 (the “2002 Form 10-K”). Refer to Notes 4 and 7 to the consolidated financial statements in the 2002 Form 10-K for additional information on long-term debt and commitments and contingencies.

Back to Contents

ACCOUNTING POLICIES:

     Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, intangible assets, self-insured risks, post-retirement benefits, income taxes, and loss contingencies. The Company bases these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect management’s more significant judgements and estimates used in the preparation of its Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the December 27, 2002 Consolidated Financial Statements included in the Company’s 2002 annual report on Form 10-K.

Revenue Recognition: The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission Staff Accounting Bulletin No 101 “Revenue Recognition in Financial Statements.” Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The Company establishes allowances to cover anticipated doubtful accounts, sales discounts, product warranty, and returns based upon historical experience. Shipping and handling costs charged to customers are included as a component of net sales.

Product Warranty: In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty reserve and allowance for product returns is established based upon management’s best estimates of amounts necessary to settle future and existing claims on product sold as of the balance sheet date. The warranty reserve and allowance for product returns is immaterial to the financial position of the Company for all periods presented, and the change in reserve and allowance for each period is immaterial to the Company’s results and cash flow.

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

Acquired Intangibles: The Company’s past business acquisitions resulted in the recognition of goodwill and other intangible assets, which may result in future impairment expense. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company’s Consolidated Financial Statements.

Back to Contents

NEW ACCOUNTING STANDARDS

     In June 2001, FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. In April 2002, FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No 13, and Technical Corrections.” SFAS No. 145 rescinds previous accounting guidance, which required all gains and losses from the extinguishment of debt be classified as an extraordinary item. Under SFAS No. 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. The adoption of these statements effective December 28, 2002 did not have a material impact upon the Company’s Consolidated Financial Statements.

     In July 2002, FASB issued SFAS No.146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement effective January 1, 2003 did not have a material impact upon the Company’s Consolidated Financial Statements.

     In November 2002, FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” which requires the guarantor to recognize at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The adoption of this Interpretation will not have a material impact upon its Consolidated Financial Statements.

     In December 2002, FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” which requires certain pro form disclosures that are included in Note 6. This statement also amended the transition provisions of SFAS No. 123. The Company adopted SFAS 123 as amended by SFAS 148 effective December 28, 2002 and the effects of adoption are disclosed in Note 6 of the financial statements.

     In January 2003, FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” which addresses the consolidation and disclosures of these entities by business enterprises. In April 2003, FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. In May 2003, FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which changes the accounting for mandatorily redeemable shares, put options, forward purchase contracts and obligations that can be settled with shares. The adoption of this interpretation and statements will not have a material impact upon the Company’s Consolidated Financial Statements.

Back to Contents

SAFE HARBOR STATEMENT

     Certain information included or incorporated by reference in this document may be deemed to be “forward looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company’s longstanding relationships with major customers, the Company’s ability to integrate acquired businesses into its operations and realize planned synergies, the extent to which acquired businesses are able to meet the Company’s expectations and operate profitably, the ability to obtain financing, changes in regulations that could affect demand for products and unanticipated developments that could occur with respect to contingencies such as environmental matters and litigation. In addition, the Company is subject to risks and uncertainties that affect the manufacturing sector generally, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices both domestically and internationally. Any such forward looking statements are not guarantees of future performances and actual results, developments, and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward-looking statements, all of which are expressly qualified by the foregoing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in market risks since the 2002 Annual Report to Shareholders.

Item 4. Controls and Procedures

     a) Evaluation of disclosure controls and procedures. As of September 26, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. “Disclosure controls and procedures” are defined in Exchange Act Rule 13a-15. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company’s periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     b) Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of their last evaluation.

Back to Contents

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

31.1 Certification of Principal Executive Officer required by 13a-14(a).

31.2 Certification of Principal Financial Officer required by 13a-14(a).

32.1 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

b)	Reports on Form 8-K

Date of Report	Item	Financial Statements
July 24, 2003	7 & 9	Earnings Release of Company

August 6, 2003	5 & 7	Chairman’s Leave of Absence

September 2, 2003	5 & 7	Retirement of and appointment of new Vice President Finance

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on October 31, 2003

TB WOOD’S CORPORATION

By:	/s/Joseph C. Horvath

JOSEPH C. HORVATH
Vice President-Finance
(Principal Financial Officer and
Principal Accounting Officer)