Form 10-K
period 2004-01-02
TB WOODS CORP
filed 2004-03-22
CIK 1000227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 2, 2004

Commission file number: 1-14182

TB Wood’s Corporation
(Exact name of registrant as specified in its charter)

Delaware	25-1771145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 North Fifth Avenue, Chambersburg, PA	17201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 264-7161

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes      No

As of February 17, 2004, there were 5,157,092 shares of the registrant’s common stock outstanding and the aggregate market value of voting stock held by non-affiliates of the registrant on that date was $26,021,071.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

TB WOOD’S CORPORATION

FISCAL YEAR 2003 FORM 10-K ANNUAL REPORT

Back to Contents

PART I

Item 1. Business

General

TB Wood’s Corporation (the “Company” or “TB Wood’s”) is an established designer, manufacturer and marketer of electronic and mechanical industrial power transmission products. The Company’s products are sold to North American and international manufacturers and users of industrial equipment. Headquartered in Chambersburg, Pennsylvania, the 147 year-old business operates eleven manufacturing facilities with approximately 950 employees in the United States, Mexico, Germany, Italy, and India. The Company has a network of more than 1,000 select independent and multi-branch distributors with over 3,000 locations in North America.

History

TB Wood’s Incorporated, the Company’s principal operating subsidiary which was founded in 1857, entered the power transmission industry in 1900 and was incorporated in 1906 in Pennsylvania as T.B. Wood’s Sons Company. TB Wood’s Corporation was incorporated in 1995 to acquire the outstanding common stock of TB Wood’s Incorporated. The Company classifies its industrial power transmission business into two segments, mechanical and electronics.

Since entering the electronics industrial power transmission business segment in 1968 the Company has introduced several new electronic products and product line extensions bringing the total number of active electronic product families to 17. Seven of these introductions have occurred within the last three years. These include extensions to our line of full-featured electronic variable frequency drives (“VFD”) for controlling the speed of alternating current (“AC”) induction motors, a new micro sized VFD family, a new heating, ventilation and air conditioning (“HVAC”) family of packaged drives, and a new electronic soft starter for electric motors. In 2001, the Company introduced a National Sanitation Foundation certified drive for use in Food Area Splash Zone applications. The Company has continued its focus on cost-effective VFDs for industrial Original Equipment Manufacturer (“OEM”) applications. Since 1992, the Company has introduced ten new mechanical products and product line extensions, including three mechanical belted drive products, four new coupling products, and gearboxes as a component of its mechanical business segment.

The Company uses acquisitions and strategic alliances to enhance product offerings, gain access to technology and products, leverage fixed costs, and extend the Company’s global reach. Since 1993 the Company has completed eight acquisitions. In the electronics industrial power transmission business segment the Company acquired Plant Engineering Consultants, Inc. (PEC), an established supplier of integrated electronic control systems for the fibers industry; Graseby Controls Inc., a supplier of high-frequency VFDs for machine tool applications; and certain assets of Ambi-Tech Industries, Inc., a leading manufacturer of electronic motor brakes. In December 1997, the Company acquired Berges electronic GmbH in Germany, and its subsidiary Berges electronic S.r.l. in Italy. The Berges companies are well-established VFD developers, manufacturers and marketers, and are located in two of the most important machinery markets in Europe. The Company’s mechanical industrial power transmission business acquisitions include several lines of flexible couplings and variable speed drives from Dana Corporation; certain assets of Deck Manufacturing, a producer of gear couplings; and Grupo Blaju S.A. de C.V., the leading Mexican manufacturer and marketer of belted drives. During July 1999, the Company entered into a joint venture with The Electron Corp., located in Littleton, Colorado covering belted drive products to leverage fixed costs, provide additional foundry capacity, and open new customer opportunities. This joint venture was terminated in 2002 when the Company purchased Electron’s joint venture interest. The Company has strategic alliances with companies in Finland, France, Switzerland, and Japan.

Industry Overview

The industrial power transmission industry provides electronic and mechanical products used in manufacturing and material processing activities that transfer controlled power from an electric motor or internal combustion engine to a machine. The industrial power transmission industry consists of three product categories: mechanical power transmission components, gearboxes, and electronic drives. With the introduction of a gearbox product line, the Company now competes in all three industrial power transmission product categories.

The markets for some of the Company’s products are cyclical, generally following changes in the overall economy. Consequently, during periods of economic expansion, the Company has experienced increased demand for its products, and during periods of economic contraction, the Company has experienced decreased demand for its products. Such changes in the general economy affect the Company’s results of operations in relevant fiscal periods.

Back to Contents

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

For further information on the Company’s operating segments, refer to the consolidated financial statements and footnote No. 10 included in this Form 10-K. Net sales amounts in the following table are in millions of dollars.

	2003		2002		2001
	Net Sales	%	Net Sales	%	Net Sales	%

Electronics	$38.1	39.5%	$38.9	37.3%	$38.7	35.6%

Mechanical	58.3	60.5%	65.5	62.7%	70.1	64.4%

Totals	$96.4	100.0%	$104.4	100.0%	$108.8	100.0%

Electronic Product Offering

The Company designs and manufactures AC electronic VFDs and motor starters, Direct Current (“DC”) electronic motor controllers, and integrated electronic drive systems that are marketed throughout North America and internationally. The Company also manufactures electronic motor brakes for AC induction motors. These products are used to control the speed, acceleration and other operating characteristics of electric motors in manufacturing processes. The Company’s standard AC electronic VFD products, which represent most of its net sales of electronic drive product offering, are programmable to meet the needs of specific applications with particular strengths in food processing, materials handling, HVAC, oil production, textile/fibers, packaging, furniture making, and general machinery applications. The Company’s electronic products are designed to meet both North American and European electrical standards. The Company’s integrated electronic drive systems consist of uniquely configured AC and/or DC electronic VFDs, programmable logic controllers, in-house designed custom printed circuit boards, and software. These systems are built in custom enclosures to meet the requirements of specific applications.

Mechanical Product Offering

The Company’s mechanical product offering includes a full line of stock and made-to-order products including V-belt drives, synchronous drives, variable speed drives, and a broad line of flexible couplings, as well as hydrostatic drives, clutches, brakes, and gearboxes. These products are used in a variety of industrial applications to transmit power from electric motors and internal combustion engines to machines. The primary markets for these products are the construction, oilfield, specialized industrial machinery, food processing, material handling, pumps, compressors, mining, pulp and paper, and agricultural equipment industries.

Marketing and Distribution

The Company’s products are sold principally throughout North America and to a lesser extent internationally. In North America, the Company sells to more than 1,000 authorized independent and multi-branch industrial distributors with over 3,000 locations that resell the Company’s products to industrial consumers and OEMs. The Company also sells directly to over 300 OEMs. The Company’s marketing alliances include licensing agreements and distribution agreements with distributors and manufacturers who, in some cases, market the Company’s products under private label agreements. In North America, the Company has its own technical sales force of more than 40 people and several specialized manufacturers’ representatives.

The Company operates central distribution centers in Chambersburg, Pennsylvania; Reno, Nevada; Stratford, Ontario; and Mexico City, Mexico and regional distribution centers in Austell, Georgia; Dade City, Florida; Montreal, Quebec; Edmonton, Alberta; Marienheide, Germany; Naturns, Italy; and Bangalore, India.

The Company’s products are manufactured to maintain stock inventories and to meet forecasts from specific customers. On-time delivery is important. Order backlogs are generally less than one month’s customer shipments and are not considered to be material in amount.

Back to Contents

Customers

The OEM market is served directly by the Company and through industrial distributors. The replacement market for the Company’s products is served primarily through industrial distributors. The Company’s OEM customers include a number of Fortune 500 companies. The Company’s distributor partners include, among others, Motion Industries and Kaman Industrial Technologies, who are among the largest distributors in the industrial power transmission industry. Management believes that the Company is one of the leading suppliers of power transmission products, based on sales volume, to its distributors. The Company’s five largest customers accounted for approximately 35%, 40% and 36% of the Company’s consolidated revenue for fiscal years 2003, 2002 and 2001, respectively. Motion Industries, an industrial distributor with a large diversified customer base, accounted for approximately 18% of the Company’s consolidated revenue for fiscal 2003.

Competition

The industrial power transmission industry is highly competitive. Competition in the AC and DC electronic drive product categories is based on product performance, physical size of the product, tolerance for hostile environments, application support, availability, and price. The Company’s competitors in these electronic product categories include large multi-national companies in North America, Europe, and Asia, as well as many small, domestic niche manufacturers. The integrated electronic drive system market is driven by increased demand from end users for greater productivity and process control. This market includes sales of products used in the maintenance and replacement of existing systems, upgrades to existing systems, and new capacity expansion. Competition is based on process knowledge and engineering, software design, product durability, and price. Major systems competitors include Asea Brown Boveri (ABB), Rockwell Automation (Allen Bradley and Reliance Electric), Siemens Corp, and Yaskawa. The Company competes with several divisions of large industrial companies as well as many small to mid-sized independent companies in the mechanical product category. Competition in the mechanical product offering is based on availability, quality, price, product line breath, engineering, and customer support. The Company’s most significant competitors in the mechanical product category include Rockwell Automation, Inc. (Dodge), Emerson Electric Co., Martin Sprocket & Gear, Inc., Rexnord Industries, Inc., and Lovejoy, Inc. Management believes that there are no significant foreign competitors in the North American mechanical product market because of a fragmented customer base, prohibitive freight costs as compared to selling price, and difficult access to existing distribution channels.

Research and Development

The Company’s research and development efforts include the development of new products, the testing of products, and the enhancement of manufacturing techniques and processes. The Company’s annual expenditures for research and development (including royalties and payments to third parties) were $2.4 million for 2003, $2.9 million for 2002, and $3.1 million for 2001 which as a percent of net sales during the last three fiscal years have been 2.5% for 2003, 2.8% for 2002, and 2.8% for 2001. The Company completed a new Technology Center in 2000 at its Chambersburg facility that is designed to make the research and development investment more productive by making it easier for engineers to share insights and collaborate on projects. Electronic drive research is also conducted at its subsidiary in Italy, and electronic drive system research is conducted in Chattanooga, TN.

Raw Materials

The Company uses standard purchased components in all of its electronic products. The Company also purchases specialized components designed by its engineers. Purchased components include power transistors, capacitors, printed circuit boards, microprocessors and associated semiconductor integrated circuits, aluminum heat sinks, plastic enclosures and sheet metal stampings. These electronic parts and components are purchased from a number of suppliers and management has taken steps to qualify multiple sources for key items. The principal raw materials used in the Company’s mechanical manufacturing operations are various types of scrap steel, including pig iron, metal stampings, castings, forgings and powdered metal components. The Company also designs, tools and out-sources special components made of aluminum, powdered metal, and polymers. The Company purchases the materials used in its mechanical manufacturing operations from a number of suppliers, and management believes that the availability of its materials is adequate and not significantly dependent on any one supplier.

Patents and Trademarks

The Company owns patents relating to its coupling, composite, synchronous drive, open belted variable speed drive, electronic drive, and clutch/brake product lines. The Company also owns several patents relating to the design of its products. From time to time, the Company will grant licenses to others to use certain of its patents and will obtain licenses under the patents of others. In addition, the Company owns or has the right to use, registered United States trademarks for the following principal products: Sure-Flex®, Formflex®, Ultra-V®, Roto-Cone®, Var-A-ConeTM, True TubeTM, AmbiTech™, E-trAC®, Ultracon®, FiberlinkTM, Dura-Flex®, Disc-O-Torque®, E-FLOW®, E-Trol, IMD®, NLS®, Petro-trAC®, Roto-Cam®, S-trAC®, Sure-Grip®, Volkman®, All-Pro®, Superstart®, Truetube®, Wood’s@Work®, QT Power Chain®, Win-Trac® and PDA-Trac®.

Back to Contents

Employees

As of January 2, 2004 the Company employed approximately 950 people. The National Metal Workers’ Union of Mexico represents approximately 100 production employees in the Company’s Mexican facilities pursuant to collective bargaining agreements that expire on February 5, 2005. At its Stratford, Ontario facility five employees are represented by the United Steelworkers of America pursuant to a collective bargaining agreement that expires on January 20, 2007. On January 31, 2002, 27 employees at the Stratford, Ontario facility represented by the United Steelworkers of America were permanently laid-off as the Company decided to discontinue manufacturing operations at that location. The Company offers training programs to improve employees’ operating, management and team-building skills.

Environmental Matters

As with most industrial companies, the Company’s operations and properties are required to comply with, and are subject to liability under federal, state, local, and foreign laws, regulations, and ordinances relating to the use, storage, handling, generation, treatment, emission, release, discharge, and disposal of certain materials, substances, and wastes. The nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters and there can be no assurance that material costs will not be incurred in connection with such liabilities or claims.

When the Company acquired the Mt. Pleasant Facility from Dana Corporation, the Asset Purchase Agreement dated March 31, 1993 (the “Asset Purchase Agreement”) included an environmental indemnity provision. Pursuant to this provision, Dana Corporation agreed to indemnify the Company with respect to any environmental liabilities to the extent they arose out of environmental conditions first occurring on or before the closing date, including the presence or release of any hazardous substances at, in, or under the Mt. Pleasant Facility and with respect to the identification of the Mt. Pleasant Facility on the Michigan list of inactive hazardous waste sites. The Dana Corporation is conducting a limited remediation with respect to volatile organic compounds found in soils and groundwater. The Company has not been notified by the Michigan Department of Natural Resources or any other governmental agency or person that it has any responsibility for investigating or remediating such environmental conditions. Although the Company has no reason to believe Dana Corporation cannot fulfill its remediation and indemnification obligations under the Asset Purchase Agreement, if Dana Corporation is unable to fulfill such commitments, the Company may incur additional costs.

The Company believes that its facilities are in substantial compliance with current regulatory standards applicable to air emissions under the Clean Air Act Amendments of 1990 (“CAAA”). At this time, the Company cannot estimate when other new air standards will be imposed or what technologies or changes in processes the Company may have to install or undertake to achieve compliance with any applicable new requirements at its facilities. The Company has no reason to believe that such expenditures are likely to be material. Similarly, based upon the Company’s experience to date, the Company believes that the future cost of currently anticipated compliance with existing environmental laws relating to wastewater, hazardous waste, and employee and community right-to-know should not have a material adverse effect on the Company’s financial condition.

Geographical Information

See footnote 10 Business Segment Information to the consolidated financial statements for information on sales and long lived assets by geographical area.

Recent Developments

In September 2003, Thomas F. Tatarczuch, the Company’s former Vice President, Finance retired from the Company and Joseph C. Horvath was appointed as Vice President/Chief Financial Officer of the Company. In November 2003, Michael L. Hurt, the Company’s former President and Chief Executive Officer retired from the Company and James R. Swenson, a director of the Company was appointed Interim President and Chief Executive Officer.

During 2003 the Company relocated its manufacturing operations formerly conducted in Mexico City to San Luis Potosi, Mexico. It continues to maintain its finished goods warehouse, sales, and customer service operations for the Latin American market in Mexico City.

Back to Contents

As part of the Company’s ongoing efforts to reduce costs in the current business environment, the Company closed its manufacturing operations located in Stratford, Ontario, Canada, effective January 31, 2002, which affected 27 employees. The Company continues to maintain its distribution facility at that location to service the Canadian marketplace. The Company recorded $275,000 of restructuring charges, including severance, related to this closing during the First Quarter of fiscal 2002.

In November 2001 The Electron Corp., a partner in a joint venture for belted drive products filed for reorganization under Chapter 11 (Reorganization) of the U.S. Bankruptcy Code. Subsequently in March of 2002 this filing was converted into a filing under Chapter 7 (Liquidation) of the Code. In July 2002 the Company purchased The Electron’s Corp.’s interest in the joint venture.

The Company’s Internet website address is www.tbwoods.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

Item 2. Properties

The Company owns and operates the following facilities:

Location	Operations	Sq. Feet

Chambersburg, Pennsylvania	Foundry production of iron, and manufacturing and engineering of mechanical and electronic products. Central distribution, administrative offices, and corporate headquarters.	440,000
Scotland, Pennsylvania	Manufacturing of electronic products.	51,300
Trenton, Tennessee	Manufacturing of mechanical products.	60,000
Stratford, Ontario, Canada	Central distribution and administrative offices for Canada.	46,000
San Marcos, Texas	Manufacturing and engineering of mechanical products.	51,000
Mt. Pleasant, Michigan	Manufacturing of mechanical products.	30,000
Chattanooga, Tennessee	Manufacturing, engineering, and sales of integrated electronic drive systems.	60,000

In addition, the Company leases manufacturing facilities in San Luis Potosi, Mexico (39,400 sq. ft.); Marienheide, Germany (9,800 sq. ft.); Naturns, Italy (19,500 sq. ft.); and Bangalore, India (4,500 sq. ft.). The Company leases distribution facilities in Reno, Nevada; Montreal, Quebec and Edmonton, Alberta in Canada; and Mexico City, Mexico. The Company uses contract warehouses in Dade City, Florida and Austell, Georgia. We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings

The Company is a party to various legal actions arising in the ordinary course of business. The Company does not believe that the outcome of any of these actions will have a materially adverse affect on the consolidated financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted for a vote of the security holders during the fiscal quarter ended January 2, 2004.

Back to Contents

Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

The Company is traded on NASDAQ under the symbol “TBWC”. The high and low prices as reported by the NASDAQ National Market for the Common Stock, and dividends paid on Common Stock, during the period from December 29, 2001 through January 2, 2004 were as follows:

		Price		Dividends

		High	Low	Declared	Paid

Fiscal Year 2002	1st quarter	$9.45	$6.95	$.09	$.09
	2nd quarter	8.74	7.51	.09	.09
	3rd quarter	8.59	6.51	.09	.09
	4th quarter	8.68	5.40	.09	.09

Fiscal Year 2003	1st quarter	$7.12	$4.00	$.09	$.09
	2nd quarter	7.22	4.25	.09	.09
	3rd quarter	9.21	6.50	.09	.09
	4th quarter	9.23	7.60	.09	.09

On February 17, 2004, there were 161 shareholders of record of the Company’s Common Stock. The closing sales price was $8.70. The Company declared a $.09 dividend on January 12, 2004 and paid it on January 30, 2004. The declaration of any dividend, including the amount thereof, is at the discretion of the Board of Directors of the Company, and will depend on the Company’s then current financial condition, results of operations and capital requirements and such other factors, as the Board of Directors deems relevant.

There were no sales of unregistered securities during the period of December 28, 2002 through January 2, 2004.

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

Information regarding our equity compensation plans is set forth in the Company’s Proxy Statement for the 2004 Annual Meeting in the Section entitled “Other Forms of Compensation” and is incorporated herein by reference.

Item 6. Selected Financial Data

The following tables set forth selected historical financial and operating data for the Company for each of the five years through fiscal year 2003 and have been derived from the Company’s financial statements which have been audited by the Company’s independent public accountants. The information set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The Company’s 52/53-week fiscal year ends on the Friday closest to the last day of December. Fiscal year-ends were as follows:

2003	January 2, 2004
2002	December 27, 2002
2001	December 28, 2001
2000	December 29, 2000
1999	December 31, 1999

Fiscal year end 2003 was a 53 week year.

Back to Contents

Selected Financial Data
(in thousands, except per share data)

Fiscal Year	2003	2002	2001	2000	1999

Net sales	$96,415	$104,383	$108,805	$134,357	$125,334
Gross profit	29,397	33,145	37,037	48,500	45,954
Operating income before minority interest	762	3,967	6,027	14,200	12,108
Minority interest	—	151	1,147	1,554	808
Operating income	762	3,816	4,880	12,646	11,300
Net (loss) income	(360)	(1,050)	2,906	6,145	5,367

Cash Flow
Cash provided by operations	$2,589	$12,450	$13,291	$13,758	$10,050
Capital expenditures	(2,227)	(3,481)	(4,110)	(7,712)	(8,316)

Adjusted working capital(1)	$24,834	$20,995	$27,517	$31,430	$33,453
Total assets	76,407	77,576	87,632	102,660	102,866

Current portion of long-term debt	53	18,363	843	258	273
Long-term debt, less current portion	25,371	5,436	27,802	33,661	36,651

Total debt	25,424	23,799	28,645	33,919	36,924

Shareholders’ equity	25,418	26,413	28,445	30,092	27,692

Per Share Data
Net (loss) income	$(0.07)	$(0.20)	$0.54	$1.12	$0.91
Cash dividends paid	.36	.36	.36	.36	.36

Weighted average shares outstanding	5,180	5,232	5,355	5,473	5,910

(1) Adjusted working capital is total current assets less accounts payable, accrued expenses, and deferred income taxes excluding the current portion of long-term debt shown above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a worldwide manufacturer of mechanical and electronic products used in the process of power transmission for industrial and other commercial applications. The Company, along with its competitors, has endured a significant economic downturn that began during the second half of 2000. During the fourth quarter of 2003, quarterly revenues increased, compared to the same quarter in the previous year, for the first time since 2000. However, the Company reported a net loss for the fourth quarter primarily due to approximately $1.6 million of charges for items related to retirement of the former CEO, certain credit losses, and other impairment charges.

The Company continues to face pressures to provide product at lower costs. As a result, management is focused on ways to better utilize the Company’s worldwide productive capacity as well as leverage its technical capabilities to add more value to the Company’s products and services. The Company continues to work at improving productivity and quality in products produced at its Mexican facility, and believes that in 2004 this facility will enhance the Company’s ability to be a low-cost producer of mechanical power transmission products. In addition, the Company continues to explore ways to take advantage of lower cost electronics components produced abroad.

The following tables, derived from the Company’s audited consolidated financial statements, present selected elements of the Company’s operating results, and the changes thereto, for the two most recent years compared to the results for the immediately preceding year. Fiscal 2003 represents a 53 week year, while fiscal 2002 and 2001 were 52 week years.

Back to Contents

Year Ended January 2, 2004 Compared to Year Ended December 27, 2002
(in thousands except per share data)

	2003	2002	Dollar Change	% Change

Sales
Mechanical Business	$58,343	$65,522	$(7,179)	–11.0%
Electronics Business	38,072	38,861	(789)	–2.0%

Total Sales	96,415	104,383	(7,968)	–7.6%

Cost of Sales
Mechanical Business	40,942	45,293	(4,351)	–9.6%
Electronics Business	26,076	25,945	131	0.5%

Total Cost of Sales	67,018	71,238	(4,220)	–5.9%

Gross Profit
Mechanical Business	17,401	20,229	(2,828)	–14.0%
Electronics Business	11,996	12,916	(920)	–7.1%

Total Gross Profit	29,397	33,145	(3,748)	–11.3%

Selling General and Administrative Expenses	28,635	29,178	(543)	–1.9%

Sales
Mechanical Business	60.5%	62.7%
Electronics Business	39.5%	37.3%
Total Sales	100.0%	100.0%

Cost of Sales as a Percentage of Sales
Mechanical Business	70.2%	69.1%
Electronics Business	68.5%	66.8%
Total Cost of Sales	69.5%	68.2%

Gross Profit as a Percentage of Sales
Mechanical Business	29.8%	30.9%
Electronics Business	31.5%	33.2%
Total Gross Profit	30.5%	31.8%

SG&A Expense as a percentage of sales	29.7%	28.0%

The principal reason for the sales reduction the Company has experienced since 2000 has been the length and severity of the US industrial slowdown. In addition to the effect of general economic conditions on the Company’s revenues, the buying patterns and inventory management practices of the Company’s major customers have significantly influenced the timing of the Company’s revenues. Based on data received from industry trade associations, management believes its main competitors have experienced similar reductions in sales. With respect to the Company’s Electronics Business, recent significant fluctuations in foreign currencies, primarily the Euro, and technologically driven advances have also significantly affected pricing and overall revenue levels.

Mechanical Business sales decline of $7.2 million was driven by the continued general industrial slowdown. Sales volume declines resulted in a $7.7 million decline in mechanical revenues, principally as a result of a $6.9 million decline in sales to the Company’s largest customer. This was offset by $0.5 million of increased revenues associated with positive currency fluctuations. Electronic Business sales declined $0.8 million due to $3.3 million decline in volume and/or of pricing. Electronic revenues from its major customer decreased $3.4 million in 2003. These declines were largely offset by favorable currency fluctuations of $2.5 million, associated principally with the Company’s European operations.

Overall gross profit as a percent of net sales decreased to 30.5% from 31.8% due primarily to the lower absorption of fixed manufacturing expenses as a result of the lower level of manufacturing operations caused by lower sales volume. Gross profit as a percent of net sales decreased in both the Mechanical and Electronics businesses due to the changes in volume and pricing described above, together with the affect of lower absorption of fixed manufacturing expenses related to the lower level of manufacturing operations. This was particularly true in the Company’s Mechanical Business. Gross profits of the Mechanical Business declined approximately $2.1 million principally due to actual volume declines, while the Electronic Business gross profit declined $1.8 million, principally reflecting ongoing market pressure on pricing. The effects of foreign currency fluctuations favorably impacted Mechanical and Electronics business gross profits by approximately $0.2 million and $0.8 million, respectively. The remaining $0.9 million decline in gross profits was related to the unfavorable impact of fixed cost absorption attributable to lower sales volumes.

Back to Contents

Selling, general and administrative expenses declined in 2003 compared to 2002 due to the reduced selling costs associated with lower sales volume, lower headcount, and savings associated with the termination of the Company’s supplemental retirement program for senior management. These savings were partially offset by approximately $1.0 million of costs related to the retirements of the then serving CEO and CFO in the second half of 2003 and $0.5 million of credit losses related to business activities in Latin America.

Interest expense is the primary component of other expenses and was $1.0 million for 2003, an increase of $0.1 million compared to 2002. This reflects the stable and historically low interest rate levels experienced throughout 2003.

Despite recognizing a consolidated loss before income taxes, the Company incurred $0.3 million of income tax expense associated with the profitability of operations in Europe and Canada. As a result of the net operating loss for United States income tax purposes, the Company is eligible to receive a refund of United States income taxes paid in prior years. Start up costs and losses associated with Mexico manufacturing facility during both 2003 and 2002 have not provided an income tax benefit, but are available to be carried forward and offset future income in Mexico.

Net loss for 2003 was $(0.4) million, or $(0.07) per share, compared to a net loss of $(1.1) million, or ($0.20) per share in 2002. The results of operations for 2002 reflect a $2.8 million charge, net of tax benefits, to recognize the cumulative effect of a change in accounting associated with the adoption of a new accounting principle for the impairment of goodwill. As a result of adopting Statement on Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets” the Company recognized an impairment charge in the amount of $4.5 million ($2.8 million net of income taxes) related to the goodwill associated with its North American Electronics reporting unit during 2002. This charge is reflected as a cumulative effect of a change in accounting principle as described by SFAS 142. No similar charges were recorded during 2003.

Year Ended December 27, 2002 Compared to Year Ended December 28, 2001
(in thousands except per share data)

	2002	2001	Dollar Change	% Change

Sales
Mechanical Business	$65,522	$70,107	$(4,585)	-6.5%
Electronics Business	38,861	38,698	163	0.4%

Total Sales	104,383	108,805	(4,422)	-4.1%

Cost of Sales
Mechanical Business	45,293	46,411	(1,118)	-2.4%
Electronics Business	25,945	25,357	588	2.3%

Total Cost of Sales	71,238	71,768	(530)	-0.7%

Gross Profit
Mechanical Business	20,229	23,696	(3,467)	-14.6%
Electronics Business	12,916	13,341	(425)	-3.2%

Total Gross Profit	33,145	37,037	(3,892)	-10.5%

Selling, General and Administrative Expenses	29,178	31,010	(1,832)	-5.9%

Sales
Mechanical Business	62.7%	64.4%
Electronics Business	37.3%	35.6%
Total Sales	100.0%	100.0%

Cost of Sales as a Percentage of Sales
Mechanical Business	69.1%	66.2%
Electronics Business	66.8%	65.5%
Total Cost of Sales	68.2%	66.0%

Gross Profit as a Percentage of Sales
Mechanical Business	30.9%	33.8%
Electronics Business	33.2%	34.5%
Total Gross Profit	31.8%	34.0%

SG&A Expense as a percentage of sales	28.0%	28.5%

Back to Contents

The principal reason for the sales reduction has been the length and severity of the US industrial slowdown. The overall impact of the economy was partially offset by a $4.7 million increase in sales to the Company’s largest customer, although this increase resulted in lower unit pricing due to product sales incentives. The Mechanical Business sales decline mainly occurred in the belted drive product lines. Reductions in Mechanical Business sales approximated $1.8 million due to volume declines, and $2.6 million related to increased sales incentives and lower unit pricing. Electronic Business revenues were relatively flat and reflect approximately $0.6 million of currency gains that were largely offset by unit price declines related to sales incentives.

Gross profit as a percent of net sales decreased to 31.8% from 34.0% due primarily to the lower absorption of fixed manufacturing expenses as a result of the lower level of manufacturing operations caused by lower sales volume in 2002 and certain non-recurring cost reductions recognized in 2001. Mechanical and Electronics gross profits declined $0.6 million and $0.1 million, respectively, due to lower sales volume, while lower unit pricing and increased sales incentives reduced gross profits by $2.6 million and $0.2 million, respectively. In addition overall gross profit for 2002 was approximately $1.7 million lower than 2001 because of non-recurring items that reduced costs associated with retiree health care in 2001. These reductions in gross profit were somewhat offset by approximately $0.6 million and $0.4 million of increased fixed cost absorption (relative to 2001) as the rate of inventory reduction began to decline in 2002. The remaining $0.4 million change in gross profit was caused by changes in product mix, foreign currency, and other items.

The major reasons for the change in absolute dollars of Selling, General and Administrative expense were the reduced variable selling costs caused by lower sales volume and lower headcount.

As a percentage of sales, Minority Interest was 0% for 2002 and 1.1% for 2001. At the end of the first quarter of 2002, operation of the Company’s joint venture with The Electron Corp. was terminated following the reorganization of its joint venture partner. Accordingly, minority interest costs for 2002 were negligible (see Note 9 to the consolidated financial statements.)

Interest expense, a component of other expenses for the Company, was $0.9 million for 2002, which was lower than 2001 by $0.7 million. The reduction in interest expense is consistent with the reduction of debt levels during 2002 and lower interest rates. Included in Other Income for 2002 was a gain of $0.1 million from the sale of a plant in Greensboro, NC while 2001 included a gain of $0.6 million on the sale of the Elk Grove, IL warehouse.

The effective tax rate for 2002 was 38%, an increase from 25% in 2001. The increase in the effective tax rate was primarily due to the recognition during 2001 of a tax benefit related to revised estimates of the Company’s income tax liability and the realization during 2001 of certain state income tax refunds and tax credits aggregating approximately $0.5 million. Additionally during 2002 a loss was realized in Mexico from the start up of the new factory for which no income tax benefit was recognized. It is anticipated that this loss will be carried forward and offset future income in Mexico at which point an income tax benefit will be realized.

Income before the cumulative effect of a change in accounting principle for the impairment of goodwill was $1.8 million for 2002, or $0.34 per share, which was $1.1 million lower than the $2.9 million for 2001. The principal reasons for the reduction were reduced sales volume and lower fixed expense absorption.

As a result of the adoption of Statement on Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets” the Company recognized an impairment charge in the amount of $4.5 million ($2.8 million net of income taxes) related to the goodwill associated with its North American Electronics reporting unit during 2002. This charge is reflected as a cumulative effect of a change in accounting principle as described by SFAS 142. No similar charges were recorded during 2001. As a result of the impairment charge for goodwill in 2002, the net loss realized for 2002 was ($1.1) million or ($0.20) per share as compared to net income for 2001 of $2.9 million or $0.54 per share.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial statements and results of operations are based upon the Company’s Consolidated Financial Statements included as part of this document. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, intangible assets, post-retirement benefits, income taxes, and contingencies and litigation. The Company bases these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Back to Contents

The Company believes the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies see Note 2 to the attached Consolidated Financial Statements. Certain of our accounting policies require the application of significant judgement by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgements are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

Product Warranty: In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods. Warranty reserve and allowance for product returns is established based upon management’s best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve and allowance for product returns is not significant to the financial position of the Company for all periods presented.

Inventory: Inventories are valued at the lower of cost or market. Cost is determined on the last-in first-out basis for a majority of US inventories and the first-in first-out method for all remaining inventories. The Company has recorded a reserve for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Goodwill and Long Lived Assets: The Company periodically evaluates the realizable value of long-lived assets including property, plant and equipment, relying on a number of factors including operating results, budgets, economic projections and anticipated future cash flows. The Company’s past business acquisitions resulted in the recognition of goodwill, which may result in future impairment expenses. The Company’s other intangible assets which primarily consist of product application software, affects the amount of future period amortization expense. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company’s Consolidated Financial Statements.

Revenue Recognition: The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The Company establishes allowances to cover anticipated doubtful accounts, sales discounts, product warranty, and returns based upon historical experience. Shipping and handling costs charged to customers are included as a component of net sales.

Postretirement Benefit Obligation: The Company, in consultation with an actuarial firm specializing in the valuation of postretirement benefit obligations, selects certain actuarial assumptions to base the actuarial valuation of such obligations on, such as the discount rate (interest rate used to determine present value of obligations payable in the future), initial health care cost trend rate, the ultimate cost care trend rate, and mortality tables to determine the expected future mortality of plan participants. To the extent that the actual rates and mortality vary from the assumptions used to determine the present actuarial valuation of these postretirement benefits, additional provision for expense may be necessary.

Income Taxes: Under the requirements of SFAS No. 109, “Accounting for Income Taxes,” we record deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has not recognized any income tax benefit related to the income tax losses incurred by its Mexican subsidiary currently because there is uncertainty as to whether that subsidiary will realize those benefits in the future. As the Mexican subsidiary realizes these income tax benefits in the future, a reduction of income taxes will be recognized. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to deferred tax assets and liabilities.

Back to Contents

Liquidity and Capital Resources

The Company’s contractual obligations as of January 2, 2004 are as follows:

Contractual Obligations in Thousands	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt Obligations	$25,424	$53	$19,600	$186	$5,585
Capitalized Lease Obligations	—	—	—	—	—
Operating Lease Obligations	7,668	1,395	2,293	1,308	2,672
Purchase Obligations	6,874	6,874	—	—	—
Postretirement Benefit Obligations (1)	2,622	215	386	333	1,688
Total	$42,588	$8,536	$22,256	$1,851	$9,945

(1) Includes only the Accumulated Benefit Obligation at January 2, 2004 and excludes the Unamortized Prior Service Benefit and Unrecognized Actuarial Net Gain that will be recognized as non-cash credits in future years.

At January 2, 2004 current and long-term debt totaled $25.4 million, compared to $23.8 million at December 27, 2002, and was comprised of $19.4 million in revolving term debt under the Facility, $5.3 million in tax-exempt revenue bonds, $0.5 million of a foreign revolving credit facility and $0.2 million of other long-term financing. The Company’s effective borrowing rate is approximately 4.1%. Borrowings are subject to the satisfaction of certain financial covenants.

In February 2004, the Company amended its United States revolving credit facility (the “Facility”), which included an extension of the maturity date to January 2005, that has enabled the Company to reflect amounts owed as a long-term obligation. The amendment provided the Company additional flexibility under certain of the financial covenants, granted the lenders security over substantially all of the Company’s United States assets, and reduced the maximum amount of the Facility from $46 million to $36 million. This facility provides significant financial support for the operating activities of the Company. The reduction in the facility better reflects the Company’s working capital needs over the remaining term of the agreement.

After taking into consideration $6.6 million of outstanding standby letters of credit relating to collateral for industrial revenue bonds and long-term workers compensation risk exposures, and financial covenant limitations the Company had approximately $2.4 million of available borrowing capacity under the Facility at January 2, 2004. Management expects to continue discussions with its current lenders and other sources of debt financing to secure long-term financing commitments beyond January 2005. This could lead to additional assets, principally located at the Company’s foreign operations, being pledged as well as higher borrowing costs.

The Company generated net cash flow of $446 in fiscal 2003 compared to a $246 use of cash in fiscal 2002. The Company has generated positive cash flows from operations in each of the last five years. During 2003, the Company generated $2,589 cash from operating activities, which compares to $12,450 for the same period in the prior year. The primary reason for this fluctuation, approximately $5.5 million, was the Company’s decision in the third quarter of 2003 to build inventories to accommodate anticipated demand while in the same period a year earlier the Company was continuing to reduce inventories as a result of the sustained slump in manufacturing demand.

The Company’s working capital at January 2, 2004 as compared to December 27, 2002 was significantly higher primarily due to the classification of the $19.4 million unsecured United States revolving credit obligation at January 2, 2004 as long term debt because of its extended maturity date of January 2005. By comparison at December 27, 2002, $18.1 million of the Facility was classified as a short-term liability because of its maturity date of October 2003. In addition, the 2003 increase in inventories and changes in other current assets, accounts payable and accrued expenses increased working capital by approximately $4.1 million.

The Company used $2,892 and $852 for investing and financing activities, respectively, during the year ended January 02, 2004. This compares to cash used of $6,758 and $6,689 for the same activities in the prior year. The major difference in investing activities was that the 2002 spending included $3,185 for the acquisition of a minority interest, and the Company has reduced capital spending by $1,254 in 2003. The changes in financing activities have been caused by the Company being more dependent upon its revolving credit facility in 2003 primarily to fund increases in inventory. The Company believes that the combination of cash generated by operations, available borrowing capacity, and the Company’s ability to obtain additional long-term indebtedness, based upon the current state of the secured lending market, is adequate to finance the Company’s operations for the foreseeable future.

Back to Contents

Capital expenditures for fiscal years 2003, 2002, and 2001 were $2.2 million, $3.5 million, and $4.1 million, respectively. During the last three years, the Company’s capital investments have been at maintenance levels to support new product introductions, improve product quality, and reduce operating costs. It is expected that future capital expenditures will more closely approximate 2002 levels. The amount of commitments for capital expenditures at January 2, 2004 was not significant.

The Company paid $1.9 million in dividends during 2003, $1.9 million in 2002, and $1.9 million in 2001. The Company declared a $0.09 dividend ($0.5 million) on January 12, 2004 and paid it on January 30, 2004. The Company’s ongoing ability to declare and pay dividends is ultimately dependent upon its ability to operate at profitable levels, and demonstrate compliance with its revolving credit agreement.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which changes the accounting for mandatorily redeemable shares, put options, forward purchase contracts and obligations that can be settled with shares effective for financial instruments entered into or modified after May 31, 2003. As the Company does not have any of these types of instruments outstanding the adoption of this statement did not have any impact upon the Company’s Consolidated Financial Statements.

In December 2003, the FASB issued Staff Position (FSP) FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. The FSP concludes that companies will be permitted to recognize that amount for year-end 2003 financial statements pursuant to FAS 106 or to delay having to report the effects of the Act until remaining questions are resolved. The impact of the Act on the Company’s accumulated post-retirement benefit obligation and net periodic postretirement benefit cost has not been determined. Pursuant to guidance from the FASB under FSP FAS 106-1, the Company has chosen to defer recognition of the potential effects of the Act for 2003 disclosure. When issued, the authoritative guidance on the accounting for the subsidy will address transition.

In December 2003, the FASB issued Statement of Accounting Standards No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106 effective for fiscal years ending after December 15, 2003. The Company has adopted this statement and the additional disclosures required for its postretirement benefit plans are set forth in Footnote 7 Benefit Plans – Postretirement Benefits; however, disclosure of estimated future benefit payments is effective for fiscal years ending after June 15, 2004.

Safe Harbor Statement

Certain information included or incorporated by reference in this document may be deemed to be “forward looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company’s longstanding relationships with major customers, the Company’s ability to integrate acquired businesses into its operations and realize planned synergies, the extent to which acquired businesses are able to meet the Company’s expectations and operate profitably, ability to obtain financing, changes in regulations that could affect demand for products, and unanticipated developments that could occur with respect to contingencies such as environmental matters and litigation. In addition the Company is subject to risks and uncertainties that affect the manufacturing sector generally, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward-looking statements, all of which are expressly qualified by the foregoing.

Back to Contents

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential change in an asset’s or financial instrument’s value caused, for example, by fluctuations in interest and currency exchange rates. The Company’s primary market risk exposures are interest rate and unfavorable movements in exchange rates between the U.S. dollar and each of the Mexican peso, Canadian dollar, Euro, and Indian rupee. Monitoring and managing these risks is a continual process carried out by senior management. Market risk is managed based on an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company’s financial advisors, both internal and external, provide ongoing advice regarding trends that affect management’s assessment.

Exchange Rate Sensitivity

The Company has operations in several foreign countries, and approximately $26 million of the Company’s revenue from continuing operations was derived from the Company’s operations outside the United States. Accordingly, exposure exists to potentially adverse movements in foreign currency rates. The Company has not used foreign exchange forward contracts to hedge the risk of change in foreign currency exchange rates except with regard to the Canadian dollar. At January 2, 2004 the Company had outstanding forward purchase contracts to buy US dollars using Canadian dollars totaling $0.9 million that caused the Company to recognize a $0.07 million loss on these contracts in 2003.

The Company’s consolidated financial statements are denominated in U.S. dollars and accordingly, changes in the exchange rates between Company subsidiaries’ local currency and the U.S. dollar will affect the translation of such subsidiaries financial results into U.S. dollars for the purposes of reporting the consolidated financial results. The Company does not hedge these matters because cash flows from international operations are generally re-invested locally. It is estimated that a 10% change in foreign exchange rates would impact reported net (loss) by approximately $0.1 million.

Interest Rate Sensitivity

The effective interest rate payable on the Company’s Facility is influenced by the Company’s operating performance and degree of leverage, as well as by actions of the Federal Reserve Bank Board in establishing from time to time the Federal Funds Interest Rate that underlies the cost of funds borrowed by the Company. During 2003 and 2002 the Federal Reserve implemented a number of reductions in the Federal Funds Interest Rate in an effort to stimulate the U.S. economy. As a result the effective interest rate that the Company paid on its borrowings under the Facility declined leading to a corresponding reduction in interest expense. To the extent that the Federal Reserve increases the Federal Funds Interest Rate in the future, the effective interest rate on the Company’s Facility will increase, and the Company’s interest expense will increase accordingly if borrowing levels remain constant. Due to the continuing economic recession and operating performance of the Company, as part of recent amendments to its Facility, the Company agreed to a one-half of one percent increase in the base rate that it will pay on borrowed funds under the Facility effective January 2004. Based on the balance outstanding under the Company’s revolving credit facility at January 2, 2004, a 1% change in the effective interest rate would have changed interest expense by $0.2 million.

Back to Contents

Consolidated Statements of Comprehensive Income for the Years Ended January 2, 2004, December 27, 2002, and December 28, 2001	21

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended January 2, 2004, December 27, 2002, and December 28, 2001	22

Consolidated Statements of Cash Flows for the Years Ended January 2, 2004, December 27, 2002, and December 28, 2001	23

Notes to Consolidated Financial Statements	24

Back to Contents

REPORT OF CERTIFIED INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Shareholders of TB Wood’s Corporation:

We have audited the consolidated balance sheets of TB Wood’s Corporation and subsidiaries (“the Company”) as of January 2, 2004 and December 27, 2002 and the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of TB Wood’s Corporation for the year ended December 28, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on these financial statement in their report dated February 8, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TB Wood’s Corporation and subsidiaries as of January 2, 2004 and December 27, 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of TB Wood’s Corporation and subsidiaries for the year ended December 28, 2001 were audited by other auditors, who have ceased operation. As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” on December 28, 2002 (beginning of 52/53 week fiscal year ending January 2, 2004). Also as described in Note 2, these consolidated financial statements have been revised to include transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of December 29, 2001 (beginning of 52/53 week fiscal year ending December 27, 2002). Our audit procedures with respect to the disclosures in Note 2 for fiscal 2001 included (a) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related income tax effects) recognized in that period related to goodwill, and other intangible assets that are no longer being amortized to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for fiscal 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other forms of assurance on the fiscal 2001 consolidated financial statements as a whole.

We have also audited schedule II for the years ended January 2, 2004 and December 27, 2002. In our opinion, this schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

Grant Thornton LLP

Baltimore, Maryland
February 6, 2004, except for the first paragraph of Note 4,
   as to which the date is February 26, 2004

Back to Contents

The report set forth below is a copy of a previously issued audit report by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP in connection with its inclusion in this Form 10-K. The consolidated balance sheets as of December 28, 2001 and December 29, 2000 and the consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 29, 2000 and December 31, 1999 and the information in the Schedule for 2001 referred to in this report have not been included in the accompanying consolidated financial statements or schedule.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TB Wood’s Corporation:

We have audited the accompanying consolidated balance sheets of TB Wood’s Corporation (a Delaware corporation) and Subsidiaries as of December 28, 2001 and December 29, 2000 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TB Wood’s Corporation and subsidiaries as of December 28, 2001 and December 29, 2000 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts listed in Item 14(a) (2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 8, 2002

Back to Contents

TB Wood’s Corporation And Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share and share amounts)	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$781	$335
Accounts receivable, less allowances of $1,124 and $645 in 2003 and 2002	14,067	14,219
Inventories:
Finished goods	14,152	12,446
Work in process	4,028	4,519
Raw materials	8,787	8,146
LIFO reserve	(5,333)	(5,154)

	21,634	19,957
Other Current Assets	3,590	2,801

Total Current Assets	40,072	37,312

Property, Plant, and Equipment:
Machinery and equipment	61,542	60,216
Land, buildings, and improvements	20,508	20,347

	82,050	80,563
Less accumulated depreciation	54,848	50,393

Total Property, Plant and Equipment	27,202	30,170

Other Assets:
Deferred income taxes	2,364	3,298
Goodwill	5,654	5,172
Other	1,115	1,624

Total Other Assets	9,133	10,094

	$76,407	$77,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$53	$18,363
Accounts payable	7,169	8,419
Accrued expenses	6,519	6,937
Deferred income taxes	1,550	1,001

Total current liabilities	15,291	34,720

Long-term debt, less current maturities	25,371	5,436

Postretirement benefit obligation, less current portion	10,327	11,007

Commitments and Contingencies (Note 8)	—	—

Shareholders’ Equity:
Preferred stock, $.01 par value; 100 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 5,639,798 issued; and 5,153,553 and 5,240,869 outstanding at January 2, 2004 and December 27, 2002	57	57
Additional paid-in capital	26,910	26,726
Retained earnings	3,764	6,029
Accumulated other comprehensive loss	(610)	(2,211)
Treasury stock at cost; 486,245 and 398,929 shares at January 2, 2004 and December 27, 2002	(4,703)	(4,188)

Total shareholders’ equity	25,418	26,413

	$76,407	$77,576

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

TB Wood’s Corporation And Subsidiaries
Consolidated Statements of Operations

(in thousands, except per share amounts)	2003	2002	2001

Net sales	$96,415	$104,383	$108,805
Cost of sales	67,018	71,238	71,768

Gross profit	29,397	33,145	37,037
Selling, general, and administrative expenses	28,635	29,178	31,010

Operating income, before minority interest	762	3,967	6,027
Minority interest in joint ventures	—	151	1,147

Operating income after minority interest	762	3,816	4,880

Other (expense) income:
Interest expense and other finance charges	(952)	(861)	(1,579)
Other, net	148	(39)	576

Other expense, net	(804)	(900)	(1,003)

(Loss) income before provision for income taxes and cumulative effect of change in accounting principle	(42)	2,916	3,877
Provision for income taxes	318	1,120	971

(Loss) income before cumulative effect of change in accounting Principle	(360)	1,796	2,906
Cumulative effect of change in accounting principle, net of income tax	—	(2,846)	—

Net (loss) income	$(360)	$(1,050)	$2,906

(Loss) Income Per share of common stock
Basic:
(Loss) Income before cumulative effective of change in accounting principle	$(0.07)	$0.34	$0.55
Cumulative effect of change in accounting principle	—	(0.54)	—

Net (loss) income	$(0.07)	$(0.20)	$0.55

Weighted average shares of common stock and equivalents outstanding	5,180	5,232	5,332

Diluted:
(Loss) income before cumulative effective of change in accounting principle	$(0.07)	$0.34	$0.54
Cumulative effect of change in accounting principle	—	(0.54)	—

Net (loss) income	$(0.07)	$(0.20)	$0.54

Weighted average shares of common stock and equivalents outstanding	5,180	5,232	5,355

Consolidated Statements of Comprehensive Income

(in thousands)	2003	2002	2001

Net (loss) income	$(360)	$(1,050)	$2,906
Other comprehensive income:
Foreign currency translation adjustment	1,601	751	(328)

Comprehensive income (loss)	$1,241	$(299)	$2,578

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

TB Wood’s Corporation And Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share amounts)	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock

Balance at December 29, 2000	5,399,608	$59	$29,086	$8,147	$(2,634)	$(4,566)

Net income	—	—	—	2,906	—	—
Stock issuance for employee benefit plans	35,824	—	36	(88)	—	358
Dividends declared	—	—	—	(1,938)	—	—
Proceeds from options exercised	2,103	—	—	(59)	—	18
Retirement of Common Stock, shares	(200,003)	(2)	(2,402)	—	—	2,404
Treasury stock, net	(18,085)	—	—	—	—	(2,552)
Foreign currency translation adjustment	—	—	—	—	(328)	—

Balance at December 28, 2001	5,219,477	57	26,720	8,968	(2,962)	(4,338)

Net (loss)	—	—	—	(1,050)	—	—
Stock issuance for employee benefit plans	21,422	—	6	(6)	—	145
Dividends declared	—	—	—	(1,883)	—	—
Treasury stock, net	—	—	—	—	—	5
Foreign currency translation adjustment	—	—	—	—	751	—

Balance at December 27, 2002	5,240,869	57	26,726	6,029	(2,211)	(4,188)

Net (loss)	—	—	—	(360)	—	—
Stock issuance for employee benefit plans	19,133	—	2	(34)	—	143
Dividends declared	—	—	—	(1,871)	—	—
Treasury stock, net	(106,449)	—	—	—	—	(658)
Stock options granted during 2003	—	—	182	—	—	—
Foreign currency translation adjustment	—	—	—	—	1,601	—

Balance at January 2, 2004	5,153,553	$57	$26,910	$3,764	$(610)	$(4,703)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

TB Wood’s Corporation And Subsidiaries
Consolidated Statements Of Cash Flows

(in thousands)	2003	2002	2001

Cash Flows from Operating Activities:
Net (loss) income	$(360)	$(1,050)	$2,906
Cumulative effect of change in accounting principle	—	2,846	—

(Loss) income before cumulative effect of change in accounting principle	(360)	1,796	2,906

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,840	5,671	5,631
Change in deferred income taxes	1,483	373	1,081
Stock option compensation and employee stock benefit expense	242	81	265
Net (gain) loss on sale of assets	66	(19)	(537)
Minority interest	—	151	1,147
Other, net	(20)	(68)	(130)
Changes in operating assets and liabilities:
Accounts receivable	152	1,487	3,206
Inventories	(1,677)	3,845	8,414
Other current assets	(789)	(952)	59
Accounts payable	(1,250)	(685)	(728)
Accrued and other liabilities	(1,098)	770	(8,023)

Total adjustments	2,949	10,654	10,385

Net cash provided by operating activities	2,589	12,450	13,291

Cash Flows from Investing Activities:
Capital expenditures	(2,227)	(3,481)	(4,110)
Purchase of minority interest	—	(3,185)	—
Proceeds from sales of fixed assets	182	695	745
Other, net	(847)	(787)	504

Net cash used in investing activities	(2,892)	(6,758)	(2,861)

Cash Flows from Financing Activities:
Proceeds from revolving credit facilities	45,052	38,900	42,717
Repayments of revolving credit facilities	(43,400)	(43,300)	(47,861)
Repayments of long-term debt, net	(27)	(446)	(231)
Payment of dividends	(1,871)	(1,883)	(1,938)
(Purchase) issuance of treasury stock, net	(606)	68	(2,552)
Distribution of earnings to minority partner	—	(28)	(376)
Other	—	—	101

Net cash used in financing activities	(852)	(6,689)	(10,140)

Effect of changes in foreign exchange rates	1,601	751	(328)

Increase (decrease) in cash and cash equivalents	446	(246)	(38)
Cash and cash equivalents at beginning of year	335	581	619

Cash and cash equivalents at end of year	$781	$335	$581

Income taxes (refunded) paid, net	$(225)	$979	$1,714

Interest paid during the year	$983	$905	$1,419

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

TB Wood's Corporation And Subsidiaries
Notes To Consolidated Financial Statements

(in thousands, except per share amounts)

1. Nature of Business and Principles of Consolidation

TB Wood’s Corporation and subsidiaries (collectively “Wood’s” or the “Company”) is an established designer, manufacturer, and marketer of electronic and mechanical industrial power transmission products that are sold to distributors, domestic and international Original Equipment Manufacturers (“OEMs”), and end users of industrial equipment. Principal products of the Company include electronic drives, integrated electronic drive systems, mechanical belted drives, and flexible couplings. The Company has operations in the United States, Canada, Mexico, Germany, Italy and India. The accompanying consolidated financial statements include the accounts of TB Wood’s Corporation, its wholly owned subsidiaries, and its majority-owned joint venture. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentation.

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

Year-End

The Company’s 52/53-week fiscal year ends on the Friday closest to the last day of December. Fiscal year 2001 ended on December 28, 2001, fiscal year 2002 ended on December 27, 2002 and fiscal year 2003, as a 53 week fiscal year ended on January 2, 2004.

2. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The majority of the Company’s accounts receivable are due from selected authorized industrial distributors who resell the Company’s products to OEMs and end users for replacement parts. Accounts receivable potentially subject the Company to concentrations of credit risk. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from the customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowances considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole. The Company believes that its allowance for doubtful accounts is adequate to cover any potential losses on its credit risk exposure. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowances for doubtful accounts.

Inventories

Inventories located in the United States are primarily stated at the lower of cost or market primarily using the last-in, first-out (“LIFO”) method. Market is defined as net realizable value. Cost includes raw materials, direct labor, and manufacturing overhead. Approximately 67% and 66% of total inventories at January 2, 2004 and December 27, 2002, respectively, were valued using the LIFO method. In the year ended January 2, 2004 (Fiscal 2003) because of an increase in inventories in the United States, the LIFO reserve increased by $179, which increased the Cost of Goods Sold by the same amount. In the year ended December 27, 2002 the LIFO reserve decreased by $278 which reduced the Cost of Goods Sold by the same amount. Inventories for foreign operations are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method.

Back to Contents

The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company depreciates its property, plant, and equipment principally using the straight-line method over the estimated useful lives of the assets. Equipment under capital leases is depreciated over the asset’s estimated useful life and is included in machinery and equipment. Maintenance and repair costs are charged to expense as incurred, while major renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. The depreciable lives of the major classes of property, plant and equipment are summarized as follows:

Asset Type	Lives

Machinery and equipment	3 – 15 years
Buildings and improvements	10 – 40 years

Long-Lived Assets, including Goodwill

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

For fiscal 2001 and prior years the excess of cost over the net assets acquired (“Goodwill”) was amortized on a straight-line basis over a period of 40 years. Goodwill amortization before income taxes for 2001 was $226.

Effective at the beginning of its fiscal year 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Identifiable Intangible Assets” which requires that goodwill and other intangible assets deemed to have an indefinite life will no longer be amortized but will be subject to an annual impairment test. As a result of adopting SFAS No. 142, the Company will no longer record goodwill amortization of approximately $226 ($180 after income tax) per year.

The following table provides the comparable effects of the adoption of SFAS No. 142 for the fiscal years 2003, 2002 and 2001(in thousands, except per share data).

	2003	2002	2001

Reported (loss) income before cumulative effect of change in accounting principle	$(360)	$1,796	$2,906
Add back goodwill amortization (net of income tax)	—	—	180

Adjusted net (loss) income before cumulative effect of change in accounting principle	$(360)	$1,796	$3,086

Basic and Diluted Income Per Share:
Reported (loss) income per share before cumulative effect of a change in accounting principle	$(0.07)	$0.34	$0.54
Add back goodwill amortization (net of income tax)	—	—	0.03

Adjusted net (loss) income per share before cumulative effect of change in accounting principle	$(0.07)	$0.34	$0.57

During the first quarter of 2002, the Company performed its first annual impairment tests that indicated impairment of goodwill of the North American Electronics reporting unit. As a result, the second phase of the tests required by SFAS No. 142 on a fair value approach for the North American Electronics reporting unit was performed. This second phase of the impairment evaluation determined that impairment had occurred, and as a result an impairment loss of $4,453 ($2,846 net of income taxes) was recognized as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 as prescribed by SFAS No. 142.

Back to Contents

The Company performed its annual impairment test at the beginning of fiscal 2003 and determined that no impairment of the remaining goodwill had occurred.

Reconciliation of the Goodwill account is as follows:

	Mechanical	Electronics	Total

Goodwill, balance at December 28, 2001	$2,891	$5,974	$8,865
Addition due to earn out payments	498	—	498
Write-off of impaired goodwill	—	(4,453)	(4,453)
Change due to foreign currency translation	—	262	262

Goodwill, balance at December 27, 2002	3,389	1,783	5,172
Addition due to earn out payments	114	—	114
Change due to foreign currency translation	—	368	368

Goodwill, balance at January 2, 2004	$3,503	$2,151	$5,654

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The Company establishes allowances to cover anticipated doubtful accounts, sales discounts, product warranty, and returns based upon historical experience. Shipping and handling costs charged to customers are included as a component of net sales.

Major Customers

The Company’s five largest customers accounted for approximately 35%, 40%, and 36% of net sales for fiscal years 2003, 2002, and 2001, respectively. Of these customers, one accounted for approximately 18%, 25%, and 21% of net sales for 2003, 2002, and 2001, respectively. The loss of one or more of these customers would have an adverse effect on the Company’s performance and operations. Foreign and export sales accounted for 29%, 25%, and 23% of total sales in fiscal years 2003, 2002, and 2001, respectively.

Product Warranty

In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods. Warranty reserve and allowance for product returns are established based upon management’s best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

Self-Insurance

Beginning in fiscal 2001, the Company’s workers’ compensation insurance policies have the potential for retrospective premium adjustments based upon actual claims incurred. For fiscal 2001 and prior years the Company maintained a partially self-insured group health insurance policy that is subject to specific retention levels. For fiscal 2002 and 2003 the Company changed to a fully insured group health insurance policy. Insurance administrators assist the Company in estimating the fully developed workers’ compensation liability and group health insurance reserves that are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims. At January 2, 2004, the Company’s bank had issued letters of credit totaling $1,200 to cover incurred but unpaid claims and other costs related to its workers’ compensation liability.

Post Retirement Benefits Obligations

The Company, in consultation with an actuarial firm specializing in the valuation of postretirement benefit obligations, selects certain actuarial assumptions to base the actuarial valuation of the Company’s post retirement benefit obligation, such as the discount rate (interest rate used to determine present value of obligations payable in the future), initial health care cost trend rate, the ultimate care cost trend rate, and mortality tables to determine the expected future mortality of plan participants. To the extent that the actual rates and mortality vary from the assumptions used to determine the present actuarial valuation of these postretirement benefits, additional provision for expense may be necessary.

Back to Contents

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Translation adjustments, which result from the process of translating financial statements into U.S. dollars, are accumulated as a separate component of other comprehensive income. Exchange gains or losses resulting from foreign currency transactions related to intercompany sales of products, are included in Cost of Sales in the accompanying statements of operations. Exchange gains or losses resulting from financing transactions are included in other expense in the accompanying statements of operations.

Fair Value of Financial Instruments

The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, and accounts payable, approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt amounts approximate their carrying value and are based on their effective interest rates compared to current market rates.

Research and Development Cost

Research and development costs consist substantially of projects related to new product development within the electronics business and are expensed as incurred. Total research and development costs were $2,441 in 2003, $2,879 in 2002, and $3,077 in 2001.

Stock Based Compensation

The Company adopted Financial Accounting Standards Board (FASB) Statement of Accounting Standard (SFAS) No. 123 as amended by SFAS No. 148, as of December 28, 2002 (beginning of fiscal 2003) to account for stock-based compensation cost using the fair value method. The Company selected the modified prospective method of accounting for this cost. For fiscal 2002 and 2001 the Company used the intrinsic value method as defined by Accounting Principles Board Opinion No. 25 to account for the cost of stock based compensation. No stock-based employee compensation costs were recorded in fiscal 2002 or 2001, as all options granted had exercise prices which equaled or exceeded market price as of the date of grant.

The following table illustrates the effect on net income (loss) and net income (loss) per share, had compensation costs from the stock-based compensation plan been determined based on the grant date fair values of awards under the provisions of SFAS No. 123 as amended by SFAS No. 148 for all fiscal years presented:

	2003	2002	2001

Net (loss) income as reported	$(360)	$(1,050)	$2,906
Add: Stock-based employee compensation costs, net of income tax,
included in net (loss) income	112	—	—
Less: Stock-based employee compensation costs, net of income tax,
as if fair value method had been applied	(112)	(157)	(36)

Pro forma net (loss) income	$(360)	$(1,207)	$2,870

Net (loss) income per share – basic
As reported	$(0.07)	$(0.20)	$0.55
Pro forma	$(0.07)	$(0.23)	$0.54
Net (loss) income per share – diluted
As reported	$(0.07)	$(0.20)	$0.54
Pro forma	$(0.07)	$(0.23)	$0.54

Income Taxes

The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Back to Contents

Net Income Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic EPS. Diluted EPS is computed by dividing net income (loss) by weighted average shares and common equivalent shares outstanding.

The computation of weighted average shares outstanding for fiscal years 2003, 2002, and 2001 is as follows:

	2003	2002	2001

Common shares outstanding for basic EPS	5,180	5,232	5,332
Shares issued upon assumed exercise of outstanding stock options	—	—	23

Weighted average number of common and common equivalent shares outstanding for diluted earnings per share	5,180	5,232	5,355

Options outstanding for 874,050, 783,000 and 676,250 shares for fiscal 2003, 2002 and 2001, respectively, are excluded from the calculation of weighted average shares outstanding because they are anti-dilutive.

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement of Accounting Standards No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure,” an amendment of FASB Statement No. 123. The Company adopted SFAS No. 123 as amended by SFAS No. 148 to account for options granted under its 1996 Stock Based Incentive Compensation Plan during fiscal 2003 using the modified prospective method. The impact upon the Company’s Consolidated Financial Statements is shown earlier under “Stock Based Compensation.”

In May 2003, the FASB issued Statement of Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which changes the accounting for mandatorily redeemable shares, put options, forward purchase contracts and obligations that can be settled with shares effective for financial instruments entered into or modified after May 31, 2003. As the Company does not have any of these types of instruments outstanding, the adoption of this statement did not have any impact upon the Company’s Consolidated Financial Statements.

In December 2003, the FASB issued Staff Position (FSP) FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. The FSP concludes that companies will be permitted to recognize that amount for year-end 2003 financial statements pursuant to FAS 106 or to delay having to report the effects of the Act until remaining questions are resolved. Pursuant to guidance from the FASB under FSP FAS 106-1, the Company has chosen to defer recognition of the potential effects of the Act for 2003 disclosure. The impact of the Act on the Company’s accumulated post-retirement benefit obligation and net periodic postretirement benefit cost has not been determined. When issued, the authoritative guidance on the accounting for the subsidy will address transition.

In December 2003, the FASB issued Statement of Accounting Standards No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106 effective for fiscal years ending after December 15, 2003. The Company has adopted this statement and the additional disclosures required for its postretirement benefit plans are set forth in Footnote 7 Benefit Plans – Postretirement Benefits.

3. Other Current Assets and Accrued Liabilities

Components of other current assets at January 2, 2004 and December 27, 2003 were as follows:

	2003	2002

Refundable foreign value added tax	$858	$414
Federal and foreign income taxes receivable	825	—
Prepaid expenses	1,907	2,387

Total	$3,590	$2,801

Back to Contents

Components of accrued expenses at January 2, 2004 and December 27, 2002 were as follows:

	2003	2002

Accrued payroll and other compensation	$2,762	$3,321
Accrued taxes	1,145	1,189
Accrued workers’ compensation	195	247
Accrued customer rebates	427	686
Accrued professional fees	454	211
Other accrued liabilities	1,536	1,283

Total	$6,519	$6,937

4. Debt

Long-term debt obligations at January 2, 2004 and December 27, 2002 were as follows:

	2003	2002

United States revolving lines of credit	$19,400	$18,100
European Term Loan and Revolving Loan	545	193
Equipment loans	189	216
Industrial revenue bonds	5,290	5,290

	25,424	23,799
Less current maturities	(53)	(18,363)

	$25,371	$5,436

In February 2004, the Company amended its United States revolving line of credit, which included an extension of the maturity date to January 2005 enabling the Company to reflect amounts owed thereunder as a long-term obligation. The amendment, effective January 2, 2004, also provided the Company additional flexibility under certain financial covenants, granted the lenders additional security over substantially all of the Company’s United States assets, and reduced the maximum amount of the credit facility from $46,000 to $36,000. In addition to the $19,400 actually borrowed under this facility at January 2, 2004, there were letters of credit outstanding in the amount of $6,554 primarily to secure the Company’s industrial revenue bonds. After taking into consideration these letters of credit and financial covenant limitations, the remaining borrowing capacity available to the Company at January 2, 2004 was approximately $2.4 million. The revolving credit bears a variable interest of LIBOR plus 3.00%, and matures in January 2005. The average borrowing rate under the revolving debt at January 2, 2004 and December 27, 2002 was 4.13% and 2.83% respectively. The credit facility contains restrictive financial covenants that require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, as defined, and certain specified leverage and operating ratios. The credit facility also contains other restrictive covenants that among other things, restrict outside investments and capital expenditures, and could restrict dividends. The Company is in compliance with the debt covenants.

In addition to the above facility, $7 at January 2, 2004 and $193 at December 27, 2002 were outstanding under the terms of an unsecured revolving credit facility, maturing in 2004, utilized by the Company’s Italian subsidiary. The rate for this facility was 2.6% at January 2, 2004 and 3.8% at December 27, 2002. During 2003 the Italian subsidiary also entered into a term loan in the amount of $538 that bears interest at the rate of 1.3% for its entire term ending in 2012. Interest only was payable on this loan during 2003 and principal repayment will commence beginning in 2005.

In April 1997, the Company borrowed approximately $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the Industrial Revenue Board of the City of Chattanooga, bearing variable interest as set by the Industrial Revenue Board of the City of Chattanooga (1.24% at January 2, 2004) maturing April 2022. The bonds were issued to finance a new production facility for the electronics systems business.

In February 1999, the Company borrowed approximately $3.0 million by issuing Variable Rate Demand Revenue Bonds under the authority of the Industrial Development Corporation City of San Marcos, bearing variable interest as set by the Industrial Development Corporation City of San Marcos (1.24% at January 2, 2004), maturing April 2024. The bonds were issued to finance a new production facility for the mechanical division.

Back to Contents

Aggregate future maturities of debt as of January 2, 2004 are as follows:

2004	53
2005	19,510
2006	90
2007	92
2008	94
Thereafter	5,585

$25,424

5. Income Taxes

The components of the income tax (benefit) provision for fiscal years 2003, 2002, and 2001 are shown below:

	2003	2002	2001

Current:
Federal and state	$(1,209)	$(76)	$(607)
Foreign	44	134	497

	(1,165)	58	(110)
Deferred	1,483	1,062	1,081

Provision for income taxes on income before cumulative effect of change in accounting principle	318	1,120	971
Income tax benefit of cumulative effect of change in accounting principle	—	(1,607)	—

Provision (benefit) for income taxes	$318	$(487)	$971

Under SFAS No. 109, deferred tax assets or liabilities at the end of each period are determined by applying the current tax rate to temporary difference between the financial reporting and income tax bases of assets and liabilities.

The components of deferred income taxes at January 2, 2004 and December 27, 2002 are as follows:

	2003	2002

Deferred income tax liabilities:
Book basis in long-lived assets over tax basis	$(1,935)	$(1,767)
LIFO inventory basis difference	(2,501)	(2,101)

Total deferred income tax liabilities	(4,436)	(3,868)

Deferred income tax assets:
Postretirement benefits not currently deductible	4,125	4,364
Accrued liabilities not currently deductible	674	620
Allowance for doubtful accounts and inventory reserves	451	787
Other	—	394

Total deferred income tax assets	5,250	6,165

Net deferred income tax asset	$814	$2,297

A reconciliation of the provision for income taxes on income before cumulative effect of change in accounting principle at the statutory federal income tax rate to the Company’s tax provision as reported in the accompanying consolidated statements of operations is shown below:

	2003	2002	2001

Federal statutory income tax (benefit) expense	$(14)	$775	$1,318
State income taxes, net of federal income tax benefit	(2)	(144)	(214)
Foreign taxes and other, net	44	242	(133)
Effect of foreign losses with no income tax benefit	601	247	—
Change in estimate with respect to federal and state
Liabilities	(311)	—	—

	$318	$1,120	$971

Back to Contents

The provision for income taxes in fiscal 2003 and 2001 includes a tax benefit related to revised estimates of the Company’s income tax liability and the realization of certain state income tax refunds of approximately $519 in fiscal 2001 as well as certain income tax credits. The Company has not recognized any income tax benefit related to the income tax losses incurred by its Mexican subsidiary currently because there is uncertainty as to whether that subsidiary will realize those benefits in the future. As the Mexican subsidiary realizes these income tax benefits in the future, a reduction of income taxes will be recognized.

In 2003, 2002, and 2001 (loss) earnings before income taxes included $(1,003), $(206), and $1,151, respectively, of losses or earnings generated by the Company’s foreign operations. No federal or state income tax benefit or provision has been provided on the undistributed earnings of certain of these foreign operations, as the earnings will continue to be reinvested. It is not practical to estimate the additional income taxes, including any foreign withholding taxes that might be payable with the eventual remittance of such earnings.

6. Shareholders’ Equity

The table below summaries the transactions in the Company’s Common Stock held in the treasury in numbers of shares during fiscal 2003 and 2002.

	2003	2002	2001

Balance at beginning of year, number of shares	398,929	420,351	488,090
Purchases during the year	106,449	—	18,085
Retirement	—	—	(50,000)
Transfers to 401(k) Profit Sharing Plan	(7,887)	(11,112)	(23,630)
Transfers to Employee Stock Purchase Plan	(11,246)	(10,310)	(12,194)

Balance at end of year, number of shares	486,245	398,929	420,351

7. Benefit Plans

Compensation Plans

The Company maintains a discretionary compensation plan for its salaried and hourly employees, which provides for incentive awards based on certain levels of earnings, as defined. There have been no amounts awarded under the plan and charged to expense in the accompanying statements of operations for fiscal years 2003, 2002 and 2001.

Profit-Sharing Plans

Since January 1, 1988, the Company has maintained a separate defined contribution 401(k) profit-sharing plan covering substantially all United States employees. Under this plan, the Company matches a specified percentage of each eligible employee’s contribution and beginning in 2001, 100% of the match is invested in funds designated by the employee. The Company suspended the matching portion of this plan for four months during fiscal 2003 and for five months during fiscal 2002. The Company contributed 7,887 shares of common stock held in treasury in 2003, 11,112 shares in 2002, and 22,630 shares in 2001. The Company also contributed cash to this profit-sharing plan of approximately $207, $230, and $570 for fiscal years 2003, 2002 and 2001, respectively. In addition, the Company has a noncontributory profit-sharing plan covering its Canadian employees for which $23, $50, and $70 was charged to expense for fiscal years 2003, 2002, and 2001, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) enables employees of the Company to subscribe for shares of common stock on quarterly offering dates, at a purchase price which is the lesser of 85% (prior to September 2001 90%) of the fair value of the shares on either the first or last day of the quarterly period. Employee contributions to the ESPP were $50, $61, and $78 for fiscal years 2003, 2002 and 2001, respectively. Pursuant to the ESPP, 11,246 shares were issued to employees during 2003, 10,310 during 2002, and 12,194 during 2001. At the annual meeting on April 11, 1997, the Company’s shareholders approved the issuance of up to 500,000 shares under the ESPP, of which 427,259 shares are available for future issuance as of January 2, 2004.

Stock Options

The Company has a stock-based incentive compensation plan (the “Plan”), the purpose of which is to assist the Company in attracting and retaining valued personnel by offering them a greater stake in the Company’s success and a closer identity with the Company, and to encourage ownership of the Company’s common stock by such personnel. The Plan is administered by a committee (the “Committee”) designated by the board of directors. Awards under the Plan may be made to all officers and key employees of the Company through January 31, 2006.

Back to Contents

The Committee may grant stock options and shares of common stock in the form of either deferred stock or restricted stock, as defined in the Plan. Options granted under the Plan may be either incentive stock options (“ISOs”) or nonqualified stock options. ISOs are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The Committee determines the exercise price of the options. The maximum term of an option granted under the Plan shall not exceed ten years from the date of grant or five years from the date of grant if the recipient on the date of grant owns directly, or indirectly, shares possessing more than 10% of the total combined voting power of all classes of stock of the Company. No option may be exercisable sooner than six months from the date the option is granted.

Stock option activity for the fiscal years 2003, 2002 and 2001 is as follows:

	Number of shares subject to option	Weighted average exercise price

Options outstanding at December 29, 2000	652,225	$16.08
Granted	250,880	10.32
Canceled	(148,600)	14.21
Exercised	(6,455)	3.87

Options outstanding at December 28, 2001	748,050	15.45
Granted	145,650	7.08
Canceled	(110,700)	19.98
Exercised	—	—

Options outstanding at December 27, 2002	783,000	13.25
Granted	197,550	8.62
Canceled	(106,500)	22.73
Exercised	—	—

Options outstanding at January 2, 2004	874,050	$11.73

The following table sets forth the range of exercise price, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant dates as of January 2, 2004.

Options Outstanding				Options Exercisable

Range of exercise price		Number of shares	Weighted average exercise price	Weighted average contractual life	Number of shares	Weighted average exercise price

$ 6.21 -	$ 9.32	291,000	$8.17	8.34 years	59,851	$7.89
$ 9.33 -	$ 14.00	362,300	$11.76	6.70 years	242,601	$11.53
$14.01 -	$ 21.00	220,750	$16.38	5.74 years	220,750	$16.38

Total Options Outstanding		874,050	$11.73	6.92 years	523,202	$13.16

The Company adopted SFAS No. 148, as of December 28, 2002 (beginning of fiscal 2003) to account for stock-based compensation cost using the fair value method. The Company selected the modified prospective method of accounting for this cost. For Fiscal 2002 and 2001 the Company used the intrinsic value method as defined by Accounting Principles Board Opinion No. 25 to account for the cost of stock based compensation.

The Company has calculated the fair value of its stock-based compensation plan under SFAS No. 123 as amended by SFAS No. 148 using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001:

	2003	2002	2001

Risk free interest rate	4.25%	5.0%	5.0%
Expected lives	5 & 10 years	5 & 10 years	5 &10 years
Expected volatility	28.8%	27.3%	9.5%
Dividend yield	5.1%	5.1%	5.2%

The fair value, net of tax, of options granted in 2003, 2002 and 2001 using the Black-Scholes method was $148, $95, and $24, respectively, which will be recognized as expense over the vesting period of the options.

Back to Contents

Postretirement Benefits

The Company sponsors an unfunded defined benefit postretirement group term life insurance plan that provides coverage for retirees and a group medical insurance plan that provides coverage for retirees and their dependents. A portion of the group medical insurance plan is paid for by retiree cost sharing which the Company can change at its discretion. The accounting for the plan anticipates future cost sharing increases to keep pace with health care inflation. The actuarial valuation of the plan is as of the beginning of the Company’s fiscal year projected to the end of the year.

The following table summarizes the Company’s postretirement benefit obligations and the assumptions used in determining postretirement benefit cost:

	2003	2002

Benefit obligation at beginning of year	$11,307	$12,167
Service cost	5	4
Interest cost	160	182
Amortization	(654)	(752)
Retiree benefits paid	(241)	(294)

Benefit obligation at end of year	$10,577	$11,307

Accrued Benefit Obligation:
Accumulated Benefit Obligation	$2,622	$2,805
Unrecognized Prior Service Benefit	2,325	2,557
Unrecognized Actuarial Net Gain	5,630	5,945

	$10,577	$11,307

Discount rate	6.00%	6.50%
Initial health care cost trend	5.25%	5.50%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2004	2004

Net periodic postretirement benefit includes the following components:

	2003	2002	2001

Service cost	$5	$4	$203
Interest cost	160	182	342
Amortization	(654)	(752)	(2,419)
Curtailment of plan benefits	—	—	(482)

Net benefit	$(489)	$(566)	$(2,356)

In fiscal 2001 the Company terminated post retirement group medical insurance plan benefits for all employees retiring subsequent to December 31, 2001. While employees retiring after December 31, 2001 will be allowed to participate in the insured medical plan for an eighteen or thirty-six month period as provided for under COBRA provisions, these employees will pay 102% of the cost of the monthly insurance to the Company for such class of employees. As a result of the curtailment of these postretirement plan benefits, the Company realized a gain in 2001 in the amount of $482. During fiscal 2001, amortization included a reduction in the postretirement benefit obligation of $788 as a result of revised actuarial estimates, and included the last year of a five-year amortization in the amount of $1,000 related to prior plan changes.

A one percent increase in the assumed health care cost trend rate would increase the aggregate of the service and interest components of the net benefit for fiscal 2003 by $14 and the accumulated postretirement benefit obligation as of that date by $239. A one percent decrease in the assumed health care cost trend rate would decrease the aggregate of the service and interest components of the net benefit for fiscal 2003 by $12 and the accumulated postretirement benefit obligation as of that date by $208.

During 2003, the US Government adopted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act’). The Company’s postretirement group medical insurance plan provides a prescription benefit. The determination of the accumulated post retirement benefit obligation and the net periodic postretirement benefit do not reflect the effects of this Act upon the plan for fiscal 2003. The Company has not yet determined when or how it will amend its postretirement group medical insurance plan to reflect new benefits provided by the Act or determined the economic consequences from such amendment. When specific authoritative guidance on the accounting for the Federal subsidy available to postretirement benefit plans that have a prescription benefit is issued, such guidance could require the Company to change previously reported information.

Back to Contents

8. Commitments and Contingencies

Legal Proceedings

The Company is subject to a number of legal actions arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these actions will not materially affect the Company’s financial position or results of operations.

Capital Expenditure Commitments

The amount of commitments for capital expenditures at January 2, 2004 was not significant.

Environmental Risks

The Company’s operations and properties are subject to federal, state, and local laws, regulations, and ordinances relating to certain materials, substances, and wastes. The nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters. Based on the Company’s experience to date, management believes that the future cost of compliance with existing environmental requirements will not have a material adverse effect on the Company’s operations or financial position.

Operating Lease Commitments

The Company leases warehouse and office space, office equipment, and other items under non-cancelable operating leases. The expense for non-cancelable operating leases was approximately $1,239, $1,319, and $468 for fiscal 2003, 2002 and 2001, respectively. At January 2, 2004, future minimum lease payments under non-cancelable operating leases are as follows:

2004	$1,395
2005	1,387
2006	906
2007	752
2008	556
2009 and thereafter	2,672

$7,668

9. Joint Venture

In July 1999, the Company entered into a joint venture agreement with The Electron Corp. (“Electron”) to manufacture, machine, market, distribute, and engineer belted drive components and such other products having similar uses which may be developed by the Company or Electron in the future. The Company since the formation of the joint venture held controlling interest and, as such, has consolidated the joint venture.

In November 2001, Electron filed for reorganization under Chapter 11 (Reorganization) of the U.S. Bankruptcy Code. Subsequently in March of 2002 this filing was converted into a filing under Chapter 7 (Liquidation) of the Code. In July 2002, the Company purchased Electron’s interest in the joint venture from a bank that succeeded to that interest as a secured creditor. Following the purchase of Electron’s interest, the joint venture dissolved and the Company succeeded to their business and assets. The Company did not suffer any losses as a result of this event nor did it have a material impact upon the business.

Operating income attributed to the joint venture with Electron for the year ending December 27, 2002 and from its inception through the year ending December 27, 2002 was $691 and $15,282, respectively. Electron’s share of these amounts was $162 and $3,504, respectively. During 2002 and 2001, distributions were made to Electron in the amounts of $28 and $376, respectively.

10. Business Segment Information

Description of the Types of Products from which each Segment Derives its Revenues

The Company is engaged principally in the design, manufacture, and sale of industrial power transmission products. The products manufactured by the Company are classified into two segments, mechanical business and electronics business. The mechanical business segment includes belted drives, couplings, gear motors and gearboxes. The electronics business segment includes electronic drives and electric drive systems. Products of these segments are sold to distributors, OEM’s, and end users for manufacturing and commercial applications.

Back to Contents

Measurement of Segment Profit or Loss and Segment Assets

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies. Inter-segment sales are not material.

Factors Management Used to Identify the Company’s Reportable Segments

The Company’s reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies, and market strategies. The following table summarizes revenues, operating income, depreciation and amortization, total assets, and expenditures for long-lived assets by business segment for fiscal 2003, 2002, and 2001:

	2003	2002	2001

Sales
Mechanical Business	$58,343	$65,522	$70,107
Electronics Business	38,072	38,861	38,698

	96,415	104,383	108,805

Operating income (loss) after minority interest
Mechanical Business	2,155	4,448	5,755
Electronics Business	(1,393)	(632)	(875)

	762	3,816	4,880

Depreciation and amortization
Mechanical Business	2,940	2,998	3,112
Electronics Business	2,023	1,758	1,699
Corporate (before divisional allocation)	877	915	820

	5,840	5,671	5,631

Assets
Mechanical Business	44,241	44,939	46,559
Electronics Business	26,207	25,555	34,170
Corporate	5,959	7,082	6,903

	76,407	77,576	87,632

Expenditures for long-lived assets
Mechanical Business	1,114	2,008	2,423
Electronics Business	400	735	1,008
Corporate	713	738	679

	$2,227	$3,481	$4,110

The following table reconciles segment profit to consolidated income before income taxes and extraordinary items for fiscal years 2003, 2002, and 2001:

	2003	2002	2001

Total operating profit for reportable segments	$762	$3,816	$4,880
Interest, net	(952)	(861)	(1,579)
Other unallocated amounts	148	(39)	576

(Loss) income before income taxes	$(42)	$2,916	$3,877

The following table reconciles segment assets to consolidated total assets as of January 2, 2004 and
December 27, 2002:

	2003	2002

Total assets for reportable segments	$70,448	$70,494
Corporate fixed assets	4,551	4,498
Deferred taxes	2,364	3,184
Interdivision elimination	(956)	(600)

Consolidated total	$76,407	$77,576

Back to Contents

Information regarding the Company’s domestic and foreign operations is as follows:

	Net Sales	Long-Lived Assets

2003
United States	$70,390	$27,525
Canada	8,235	322
Germany	5,084	2,139
Italy	9,257	840
Mexico	2,803	1,960
India	646	70

Consolidated	$96,415	$32,856

2002
United States	$80,670	$30,142
Canada	7,582	277
Germany	4,605	1,775
Italy	7,763	817
Mexico	3,334	2,259
India	429	72

Consolidated	$104,383	$35,342

2001
United States	$81,395	$37,267
Canada	8,820	748
Germany	5,159	1,525
Italy	9,332	597
Mexico	3,460	1,590
India	639	79

Consolidated	$108,805	$41,806

11. Quarterly Financial Data (Unaudited)

	First		Second	Third	Fourth

2003
Sales	$22,554		$25,103	$23,101	$25,657
Gross Profit	6,931		8,022	7,134	7,310
Gross Profit %	30.7%		32.0%	30.9%	28.5%
Net (loss) income	214		349	56	(979	)(1)
Basic and diluted net (loss) income
per share	0.04		0.07	0.01	(0.19)
Dividends declared and paid per share	0.09		0.09	0.09	0.09

	First		Second	Third	Fourth

2002
Sales	$26,922		$27,936	$25,241	$24,284
Gross profit	8,674		8,903	7,826	7,742
Gross profit %	32.2%		31.9%	31.0%	31.9%
Net (loss) income	(2,423	)(2)	573	368	432
Basic and diluted net (loss) income
per share	(0.46)		0.11	0.07	0.08
Dividends declared and paid per share	0.09		0.09	0.09	0.09

(1) Includes general and administrative expenses of $1.6 million of charges related to the retirement of our former chief executive officer, certain credit losses and other impairment charges.

(2) Includes the cumulative effect of a change in accounting principle related to our adoption of SFAS No. 142.

Back to Contents

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer evaluated the Company’s disclosure controls and procedures as of January 2, 2004. This evaluation determined that the disclosure controls and procedures in place at the Company ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to the Principal Executive and Principal Financial Officers by others within the entities for the period ended January 2, 2004 to ensure disclosure on a timely basis in conformance with applicable rules and regulations. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by this Item regarding directors and executive officers is set forth in the Company’s Proxy Statement for the 2004 Annual Meeting in the Sections entitled “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors and employees including, our principal executive officer and principal financial officer and all of our employees performing financial and accounting functions. Our Code of Ethics is posted to our website www.tbwoods.com and may be found under the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the location specified above.

Item 11. Executive Compensation

The information called for by this Item is set forth in the Company’s Proxy Statement for the 2004 Annual Meeting in the Section entitled “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by this Item is set forth in the Company’s Proxy Statement for the 2004 Annual Meeting in the Section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

No response is required to this item.

Item 14. Principal Accountant Fees and Services

The information called for by this Item is set forth in the Company’s Proxy Statement for the 2004 Annual Meeting in the Section entitled “Selection of the Auditor” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Number       Description

(a)	The following documents are filed as a part of this report:

(1)	All financial statements;

The consolidated financial statements of the Company and its subsidiaries on pages 20 through 36 hereof and the report thereon of Grant Thornton LLP appearing on page 18 hereof.

Back to Contents

(2)	Financial Statement Schedule

Schedule II for the fiscal year ended January 2, 2004 and the report thereon of Grant Thornton LLP appearing on page 18 hereof. All other schedules have been omitted because they are not applicable or are not required. All other required schedules are included in the Consolidated Financial Statements or notes therein.

(3)	Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q for quarter ended June 28, 2002, Exhibit 3.1)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form S-1 Exhibit 3.2).

10.1	Stock Purchase Agreement dated January 7, 1994 by and among T. B. Wood’s Sons Company, Plant Engineering Consultants, Inc. and John Morris, Jesse Batten, Ralph Pedigo, Ronald Bingham, Walter Taeubel and Cook Family Trust (incorporated by reference to Form S-1 Exhibit 10.1).

10.2	Asset Purchase Agreement dated May 12, 1994 by and between T. B. Wood’s Sons Company and Magnetic Power Systems, Inc. (incorporated by reference to Form S-1 Exhibit 10.2).

10.3	Non-Qualified Stock Option Agreements between T. B. Wood's Sons Company and Joseph S. Augustine, Michael H. Iversen, David H. Halleen, Stanley L. Mann, Lee J. McCullough, Carl R. Christenson, Harold L. Coder, III and James E. Williams (incorporated by reference to Form S-1 Exhibit 10.36).

10.4	Non-Qualified Stock Option Agreement dated as of March 15, 1991 between T. B. Wood’s Sons Company and Michael L. Hurt, together with Addendum dated as of March 30, 1992 (incorporated by reference to Form S-1 Exhibit 10.37).

10.5	Asset Purchase Agreement between T. B. Wood’s Sons Company and Dana Corporation dated March 31, 1993 (includes Schedule 7.11 On-Site Environmental Procedures) (incorporated by reference to Form S-1 Exhibit 10.38).

10.6	TB Wood’s Corporation 1996 Stock-Based Incentive Compensation Plan (the “1996 Plan”) (incorporated by reference to Form S-1 Exhibit 10.39).

10.7	Amendments to the Non-Qualified Stock Option Agreements between TB Wood’s Incorporated (formerly known as “T. B. Wood’s Sons Company”) and Joseph S. Augustine, Michael H. Iversen, David H. Halleen, Stanley L. Mann, Lee J. McCullough, Carl R. Christenson, Harold L. Coder, III and James E. Williams (incorporated by reference to Form S-1 Exhibit 10.40).

10.8	Second Addendum dated July 1, 1995 to the Non-Qualified Stock Option Agreement dated as of March 15, 1991 between TB Wood’s Incorporated (formerly known as “T. B. Wood’s Sons Company”) and Michael L. Hurt (incorporated by reference to Form S-1 Exhibit 10.41).

10.9	Stock Purchase Agreement by and among TB Wood’s Incorporated and Grupo Blaju, S.A. de C.V. and Jorge R. Kiewek, Ninfa D. de Callejas and Marcela Kiewek G., dated February 14, 1996 (incorporated by reference to Form 10-K, for fiscal year 1995, Exhibit 10.43).

10.10	Revolving Credit Agreement by and among TB Wood’s Incorporated, Plant Engineering Consultants, Inc., Grupo Blaju, S.A., de C.V., T.B. Wood’s Canada, Ltd. and the Banks Party thereto and PNC Bank, National Association, as Agent, dated October 10, 1996 (incorporated by reference to Form 10-K, for fiscal year 1996, Exhibit 10.44).

10.11	TB Wood’s Employee Stock Purchase Plan, dated March 1, 1997 (incorporated by reference to Form 10-K, for fiscal year 1996, Exhibit 10.45).

10.12	Stock Purchase Agreement by and between TB Wood’s Incorporated and Graseby Electro-Optics Inc. dated May 8, 1997 (incorporated by reference to Form 10-K, for fiscal year 1997, Exhibit 10.46).

10.13	Translated Stock Purchase Agreement by and among TB Wood’s Incorporated and Berges Antriebstechnic GmbH and Karen Sarstedt, dated October 23, 1997 (incorporated by reference to Form 10-K, for fiscal year 1997, Exhibit 10.47).

10.14	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated June 17, 1997 and between TB Wood’s Corporation and Robert J. Dole dated July 29, 1997 (incorporated by reference to Form 10-K, for fiscal year 1997, Exhibit 10.48).

Back to Contents

10.15	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 29, 1998 (incorporated by reference to Form 10-K, for fiscal year 1997, Exhibit 10.49).

10.16	Employment Agreement between TB Wood’s Incorporated and Michael L. Hurt dated April 14, 1998 (incorporated by reference to Form 10-K, for fiscal year 1998, Exhibit 10.16.

10.17	Supplemental Executive Retirement Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen and other key employees dated May 7, 1998 (incorporated by reference to Form 10-K, for fiscal year 1998).

10.18	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 26, 1999 (incorporated by reference to Form 10-K, for fiscal year 1998 Exhibit 10.18).

10.19	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 26, 1999 (incorporated by reference to Form 10-K, for fiscal year 1998 Exhibit 10.19).

10.20	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated February 8, 2000 (incorporated by reference to Form 10-K for fiscal year 2000 Exhibit 10.20).

10.21	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated February 8, 2000 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.21).

10.22	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 25, 2001 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.22).

10.23	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 25, 2001 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.23).

10.24	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Preben H. Petersen dated February 26, 2001 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.24).

10.25	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Preben H. Petersen dated February 26, 2001 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.25).

10.50	Joint Venture Agreement dated July 3, 1999 by and between TB Wood’s Incorporated and The Electron Corp. (incorporated by reference to Form 10-K, for fiscal year 1999).

10.51	Operating Agreement of TBWE Belt Drive Systems LLC dated July 3, 1999 by and between TB Wood’s Incorporated and The Electron Corp. (incorporated by reference to Form 10-K, for fiscal year 1999, Exhibit 10.51).

10.52	First Amendment to loan documents by and among TB Wood’s Incorporated, individually and as Agent under the Borrower Agency Agreement, PNC Bank, National Association as Agent, PNC Bank, National Association, The Sumitomo Bank, Limited and National City Bank of Pennsylvania, dated April 7, 1997 and effective as of April 1, 1997 (incorporated by reference to Schedule 13E-4 filed by the company on November 12, 1999, Exhibit b).

10.53	Second Amendment to loan documents by and among TB Wood’s Incorporated, individually and as Agent under the Borrower Agency Agreement, PNC Bank, National Association as Agent, PNC Bank, National Association, The Sumitomo Bank, Limited and National City Bank of Pennsylvania, dated January 20, 1998 (incorporated by reference to Schedule 13E-4 filed by the company on November 12, 1999, Exhibit b).

Back to Contents

10.54	Third Amendment to loan documents by and among TB Wood’s Incorporated, individually and as Agent under the Borrower Agency Agreement, PNC Bank, National Association as Agent, PNC Bank, National Association, The Sumitomo Bank, Limited and National City Bank of Pennsylvania, dated April 24, 1998 (incorporated by reference to Schedule 13E-4 filed by the company on November 12, 1999, Exhibit b).

10.55	Fourth Amendment to loan documents by and among TB Wood’s Incorporated, individually and as Agent under the Borrower Agency Agreement, PNC Bank, National Association as Agent, PNC Bank, National Association, The Sumitomo Bank, Limited and National City Bank of Pennsylvania, dated July 21, 1999 (incorporated by reference to Schedule 13E-4 filed by the company on November 12, 1999, Exhibit b).

10.56	Fifth Amendment to loan documents by and among TB Wood’s Incorporated, individually and as Agent under the Borrower Agency Agreement, PNC Bank, National Association as Agent, PNC Bank, National Association, Summit Bank, First Union National Bank and National City Bank of Pennsylvania, dated November 8, 1999 (incorporated by reference to Schedule 13E-4 filed by the company on November 12, 1999, Exhibit b).

10.57	Sixth Amendment to Loan Documents by and among TB Wood’s Incorporated, individually and as Agent under Borrower Agency Agreement and PNC Bank, National Association as Agent, PNC Bank, National Association, Fleet Bank (as successor to Summit Bank), First Union National Bank and National City Bank of Pennsylvania dated February 25, 2002 effective as of December 28, 2001. (Incorporated by reference to Form 10-K, for fiscal year 2001, Exhibit 10.57)

10.58	Form of the Non-Qualified Stock Option agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2002. (Incorporated by reference to Form 10-K for fiscal year 2001, Exhibit 10.58)

10.59	Form of the Non-Qualified Stock Option agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2002. (Incorporated by reference to Form 10-K, for fiscal year 2001, Exhibit 10.59)

10.60	TB Wood’s Corporation 1996 Stock Based Incentive Compensation Plan as amended. (Incorporated by reference to Form 10-K, for fiscal year 2001, Exhibit 10.60)

10.61	Seventh Amendment to Loan Documents by and among TB Wood’s Incorporated Individually and as Agent under Borrower Agency Agreement and PNC Bank, National Association as Agent, PNC Bank, National Association, Fleet Bank (as successor to Summit Bank), First Union National Bank and National City Bank of Pennsylvania dated April 30, 2002 effective as of March 29, 2002. (Incorporated by reference to Form 10-Q for the quarter ended March 29, 2002, Exhibit 10.61)

10.62	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2003. (Incorporated by reference to Form 10-K, for fiscal year 2002, Exhibit 10.62)

10.63	Form of the Non-qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2003. (Incorporated by reference to Form 10-K, for fiscal year 2002, Exhibit 10.63)

10.64	Eighth Amendment to Loan Documents by and among TB Wood’s Incorporated Individually and as Agent under Borrower Agency Agreement and PNC Bank, National Association, Fleet Bank (as successor to Summit Bank), First Union National Bank and National City Bank of Pennsylvania dated March 31, 2003, effective as of March 26, 2003. (Incorporated by reference to Form 10-Q for the quarter ended March 28,2003, Exhibit 10.62)

10.65	Separation Agreement by and between Michael L. Hurt and TB Wood’s Incorporated dated November 7, 2003

10.66	Letter agreement of employment by and between Joseph C. Horvath and TB Wood’s Incorporated dated November 14, 2003

10.67	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Preben H. Petersen, Willard C. Macfarland, Jr., Joseph C. Horvath, Michael H. Iversen, and Harold L. Coder III and other key employees dated February 5, 2004.

Back to Contents

10.68	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Preben H. Petersen, Willard C. Macfarland, Jr., Joseph C. Horvath, Michael H. Iversen and Harold L. Coder III and other key employees dated February 5, 2004.

10.69	Ninth Amendment to Loan Documents by and among TB Wood’s Incorporated Individually and as Agent under Borrower Agency Agreement and PNC Bank, National Association, Fleet Bank (as successor to Summit Bank), First Union National Bank and National City Bank of Pennsylvania dated January 2, 2004.

10.70	Tenth Amendment to Loan Documents by and among TB Wood’s Incorporated Individually and as Agent under Borrower Agency Agreement and PNC Bank, National Association, Fleet Bank (as successor to Summit Bank), First Union National Bank and National City Bank of Pennsylvania dated February 26, 2004 effective as of January 1, 2004.

21.2	Subsidiaries and Joint Venture of Registrant

23.1	Consent of Independent Public Accountants

23.2	Consent of Independent Public Accountants

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

(b)	Reports on Form 8-K.
Date of Report	Item	Financial Statements
October 23, 2003	Item 9	None
November 7, 2003	Item 9	None

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on March 22, 2004.

TB WOOD’S CORPORATION

By: /s/Joseph C. Horvath

Joseph C. Horvath Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/FRANK D. OSBORN	Interim Chairman & Director	March 22, 2004
Frank D. Osborn

/s/ JAMES R. SWENSON	Interim President & Director	March 22, 2004
James R. Swenson	(Principal Executive Officer)

/s/ RICK LAZIO	Director	March 22, 2004
Rick Lazio

/s/CRAIG R. STAPLETON	Director	March 22, 2004
Craig R. Stapleton

/s/ JOSEPH C. HORVATH	Chief Financial Officer	March 22, 2004
Joseph C. Horvath	(Principal Financial Officer and Principal Accounting Officer)

Back to Contents

TB Wood’s Corporation and Subsidiaries

Schedule II
Valuation and Qualifying Accounts

Column A	Column B	Column C Additions		Column D	Column E

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period

Year ended December 28, 2001:
Allowance for doubtful accounts	$256	$247		$(167)	$336
Allowance for discounts and claims	154			(18)	136
Allowance for inventory obsolesce	1,921	747	$(10)	(1,192)	1,466

	$2,331	$994	$(10)	$(1,377)	$1,938

Year ended December 27, 2002:
Allowance for doubtful accounts	$336	$156	$108	$(91)	$509
Allowance for discounts and claims	136				136
Allowance for inventory obsolesce	1,466	1,176	46	(1,122)	1,566

	$1,938	$1,332	$154	$(1,213)	$2,211

Year ended January 2, 2004:
Allowance for doubtful accounts	$509	$644	$(25)	$(140)	$988
Allowance for discounts and claims	136				136
Allowance for inventory obsolesce	1,566	(155)	62	(620)	853

	$2,211	$489	$37	$(760)	$1,977