Form 10-Q
period 2004-04-02
TB WOODS CORP
filed 2004-05-10
CIK 1000227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                                    ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2004.
                                               -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSISTION PERIOD FROM _______ TO _________.


                         Commission File Number 1-14182


                              TB WOOD'S CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its charter)




            Delaware                                   25-1771145
     ------------------------                    ----------------------
     (State of incorporation)                    (IRS Employer I.D. No)


                             440 North Fifth Avenue
                             Chambersburg, PA 17201
               --------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                  717-264-7161
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at April 2, 2004
 ----------------------------                  ----------------------------
 Common Stock, $.01 par value                          5,157,881

                              TB WOOD'S CORPORATION
                                FORM 10-Q - INDEX
                                  APRIL 2, 2004


Part 1. - Financial Information                                                                  Page No.
-------------------------------                                                                  --------
Item 1.    Financial Statements (unaudited):

           Condensed Consolidated Statements of Operations - for the
              Three Months ended April 2, 2004 and March 28, 2003                                     3

           Condensed Consolidated Balance Sheets -
              April 2, 2004 and January 2, 2004                                                       4

           Condensed Consolidated Statements of Cash Flows - for the
              Three Months ended April 2, 2004 and March 28, 2003                                     5

           Notes to Condensed Consolidated Financial Statements                                       6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations      10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                 15

Item 4.   Controls and Procedures                                                                    15

Part II - Other Information                                                                          15

Item 1    Legal Proceedings
Item 2    Changes in Securities and Use of Proceeds
Item 3    Defaults on Senior Securities
Item 4    Submission of Matters to a Vote of Security Holders
Item 5    Other Information - Forward-Looking Statements and Cautionary Factors
Item 6    Exhibits and Reports on Form 8-K

Signatures                                                                                           16

Exhibit 31.1  Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002                17
Exhibit 31.2  Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002                18
Exhibit 32    Statement Pursuant to 18 U.S.C. Section 1350 as required by Section 906
                 of the Sarbanes Oxley Act of 2002                                                   19


PART 1. - FINANCIAL INFORMATION
-------------------------------
Item 1 Financial Statements


                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                             First Quarter Ended
                                                                                                      ------------------------------
                                                                                                          April 2,         March 28,
(in thousands of dollars, except per share amounts)                                                         2004             2003
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                                                     $26,081       $22,554
Cost of Sales                                                                                                  18,567        15,623
                                                                                                      ------------------------------

Gross profit                                                                                                    7,514         6,931

Selling, general and administrative expense                                                                     6,790         6,136
                                                                                                      ------------------------------

Operating income                                                                                                  724           795
                                                                                                      ------------------------------

Other (income) expense:
    Interest expense and other finance charges                                                                    369           217
    Other, net                                                                                                     --           (11)
                                                                                                      ------------------------------
    Other expense, net                                                                                            369           206
                                                                                                      ------------------------------

Income before provision for income taxes                                                                          355           589

Provision for income taxes                                                                                        221           375
                                                                                                      ------------------------------

Net income                                                                                                      $ 134         $ 214
                                                                                                      ==============================

PER SHARE AMOUNTS - BASIC AND DILUTED:

   Basic net income per common share                                                                            $0.03         $0.04
                                                                                                      ==============================

   Diluted net income per common share                                                                          $0.03         $0.04
                                                                                                      ==============================

   Basic weighted average shares of common stock and equivalents outstanding                                    5,157         5,245
                                                                                                      ==============================

   Diluted weighted average shares of common stock and equivalents outstanding                                  5,167         5,245
                                                                                                      ==============================

The accompanying notes are an integral part of these consolidated financial statements.


                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                                           April 2,       January 2,
(in thousands of dollars, except per share amounts)                                                          2004            2004
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                                  $ 1,117       $   781
   Accounts receivable less allowances of $993 at April 2, 2004
        and $1,124 at January 2, 2004                                                                          16,610        14,067
   Inventories                                                                                                 21,914        21,634
   Other current assets                                                                                         3,799         3,590
                                                                                                        ----------------------------
      Total current assets                                                                                     43,440        40,072
                                                                                                        ----------------------------

Property, plant and equipment                                                                                  81,814        82,050
   Less accumulated depreciation                                                                               55,381        54,848
                                                                                                        ----------------------------
       Net property, plant and equipment                                                                       26,433        27,202
                                                                                                        ----------------------------
Other Assets:
   Deferred income taxes                                                                                        2,444         2,364
   Goodwill                                                                                                     5,621         5,654
   Other                                                                                                        1,110         1,115
                                                                                                        ----------------------------
      Total other assets                                                                                        9,175         9,133
                                                                                                        ----------------------------
TOTAL ASSETS                                                                                                  $79,048       $76,407
                                                                                                        ----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                                                                      $21,647       $    53
    Accounts payable                                                                                            7,996         7,169
    Accrued expenses                                                                                            6,721         6,519
    Deferred income taxes                                                                                       1,575         1,550
                                                                                                        ----------------------------
        Total current liabilities                                                                              37,939        15,291
                                                                                                        ----------------------------

Long-term debt, less current maturities                                                                         5,951        25,371
                                                                                                        ----------------------------

Postretirement benefit obligation, less current portion                                                        10,087        10,327
                                                                                                        ----------------------------
Shareholders' Equity:
    Preferred stock, $.01 par value, 100 shares authorized at April 2, 2004 and
      January 2, 2004, and no shares issued or outstanding                                                         --            --
    Common stock, $.01 par value, 10,000,000 shares authorized; 5,639,798 issued; and
      5,157,881 and 5,153,553 outstanding at April 2, 2004 and January 2, 2004,
      Respectively                                                                                                 57            57
    Additional paid-in-capital                                                                                 26,950        26,910
    Retained earnings                                                                                           3,428         3,764
    Accumulated other comprehensive loss                                                                         (702)         (610)
    Treasury stock at cost                                                                                     (4,662)       (4,703)
                                                                                                        ----------------------------
          Total shareholders' equity                                                                           25,071        25,418
                                                                                                        ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                                    $79,048       $76,407
                                                                                                        ============================

The accompanying notes are an integral part of these consolidated financial statements.


                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                             First Quarter Ended
                                                                                                      ------------------------------
                                                                                                          April 2,         March 28,
(in thousands of dollars)                                                                                   2004             2003
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                                  $   134       $    214

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                            1,351          1,392
     Change in deferred income taxes, net                                                                      (55)             76
     Other                                                                                                       67             44
     Changes in operating assets and liabilities:
         Accounts receivable                                                                                 (2,543)           231
         Inventories                                                                                           (280)          (512)
         Other current assets                                                                                  (209)          (111)
         Accounts payable                                                                                       827           (467)
         Accrued and other liabilities                                                                          (38)        (1,184)
                                                                                                        ----------------------------
     Total adjustments                                                                                         (880)          (531)
                                                                                                        ----------------------------
Net cash used by operating activities                                                                          (746)          (317)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                                       (373)          (465)
    Other                                                                                                      (176)          (197)
                                                                                                        ----------------------------
Net cash used in investing activities                                                                          (549)          (662)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving credit facilities                                                                11,000         13,022
    Repayments of revolving credit facilities                                                                (8,815)       (11,500)
    Repayments of other long-term debt, net                                                                     (11)           (53)
    Payments of dividends                                                                                      (464)          (472)
    Issuance (purchase) of treasury stock, net                                                                   13             (2)
                                                                                                        ----------------------------
Net cash provided in financing activities                                                                     1,723            995

Effect of changes in foreign exchange rates                                                                     (92)           229
                                                                                                        ----------------------------
Net increase in cash and cash equivalents                                                                       336            245
Cash and cash equivalents at beginning of period                                                                781            335
                                                                                                        ----------------------------
Cash and cash equivalents at end of period                                                                  $ 1,117       $    580
                                                                                                        ============================

Income taxes (refunded) paid                                                                                $  (339)      $    235
                                                                                                        ============================

Interest paid                                                                                               $   380       $    226
                                                                                                        ============================

The accompanying notes are an integral part of these consolidated financial statements.


                     TB Wood's Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
         (unaudited, in thousands of dollars, except per share amounts)

1.       Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of TB Wood's Corporation and Subsidiaries (the "Company") and the results of their operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior period amounts have been reclassified to conform to the current period presentation.

         These financial statements should be read together with the audited financial statements and notes in the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.

         The Company reports its financial results on a 52/53-week fiscal year, consisting of four quarters of 13 weeks each, ending on the Friday nearest December 31. Fiscal 2004 is a 52-week year ending on December 31, 2004. Fiscal 2003 was a 53-week year which ended on January 2, 2004.

2.       Inventories

         The major classes of inventories are valued principally using the "last in first out" (LIFO) method consisted of the following:

                                                    April 2          January 2
                                                      2004             2004
          ----------------------------------------------------------------------
          Finished good                             $14,326          $14,152
          Work in process                             4,328            4,028
          Raw materials                               8,630            8,787
          LIFO reserve                               (5,370)          (5,333)
                                                 -----------------------------
          Inventory value at LIFO                   $21,914          $21,634
                                                 =============================

3.       Shareholders' Equity

         Dividends:

         On April 14, 2004, the Board of Directors declared quarterly cash dividends of $0.09 per share payable on April 30, 2004 to stockholders of record on April 25, 2004.

         Treasury Stock:

         During the three months ended April 2, 2004 the company did not purchase any shares for the treasury. Year to date, the number of treasury shares sold to employees under the stock purchase plan was 1,883 shares and the number of shares issued to participants in the Company's 401(k) retirement plan was 2,445 shares.

         Stock Options:

         On February 5, 2004, the Company granted options for the purchase 103,800 shares of the common stock to employees at exercise prices equal to or in excess of market price on the date of grant. These options vest over three years and expire on February 5, 2014.

         The Company adopted Financial Accounting Standards Board (FASB) Statement of Accounting Financial Standard (SFAS) No. 123, as amended by SFAS No. 148, as of December 28, 2002 (beginning of Fiscal 2003) to account for stock based compensation cost using the fair value method. During each of the quarters presented the value of stock based compensation cost has been accounted for using the fair value method at an after tax cost of $24 and $28 for 2004 and 2003 respectively.

4.       Other Comprehensive Income

         Total comprehensive income (loss) for the year to date periods ended April 2, 2004 and March 28, 2003 was as follows:

                                                               Quarter Ended
                                                          ----------------------
                                                            April 2,   March 28,
                                                             2004        2003
          ----------------------------------------------------------------------
          Net income                                          $134       $214
          Other comprehensive income (loss)
              Foreign currency translation adjustments         (92)       229
                                                           ---------------------
          Total comprehensive income (loss)                   $ 42       $443
                                                           =====================


          The components of accumulated other comprehensive income, net of income tax are as follows at the dates indicated:

                                                           April 2,   January 2,
                                                             2004       2004
                                                         -----------------------

          Aggregate currency translation adjustment         $(702)      $(610)
                                                         =======================

5.       Earnings Per Share

         Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares and common equivalent shares if dilutive. The computation of weighted average shares outstanding is as follows:


                                                               Quarter Ended
                                                          ----------------------
                                                            April 2,   March 28,
                                                             2004        2003
          ----------------------------------------------------------------------
          Basic weighted average number of common shares
             outstanding                                     5,157       5,245
          Shares issueable upon assumed exercise of
             outstanding stock options                          10          --
                                                           ---------------------

          Diluted weighted average number of common and
             common equivalent shares outstanding            5,167       5,245
                                                           =====================

         Total outstanding options to purchase 597,051 and 858,550 shares of common stock as of April 2, 2004 and March 28, 2003, respectively, are not included in the above calculation as their effect would be anti-dilutive.

6.       Postretirement Benefit

         The components of the net periodic post retirement benefit recognized are as follows:

                                                               Quarter Ended
                                                          ----------------------
                                                            April 2,   March 28,
                                                             2004        2003
          ----------------------------------------------------------------------
          Service Cost                                       $   2      $   1
          Interest Cost                                          9         40
          Amortization of prior service benefit and
              actuarial gain                                  (205)      (163)
                                                          ----------------------
          Net periodic benefit                               $(194)     $(122)
                                                          ======================

         The Company expects to contribute $153 during fiscal 2004 to cover the cost of group insurance premiums applicable to its retirees participating in the postretirement benefit plan.

7.       Business Segment Information

         The Company's reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies and marketing strategies.

                                                              Quarter Ended
                                                        ------------------------
                                                          April 2,     March 28,
                                                           2004          2003
          ----------------------------------------------------------------------
          Sales:
             Mechanical Segment                           $16,262       $13,904
             Electronics Segment                            9,819         8,650
                                                        ------------------------
                                                          $26,081       $22,554
                                                        ========================

          Operating Income (loss):
             Mechanical Segment                              $793        $1,130
             Electronics Segment                              (69)         (335)
                                                        ------------------------
                                                             $724         $ 795
                                                        ========================

          Depreciation and Amortization:
             Mechanical Segment                              $724         $ 745
             Electronics Segment                              360           435
             Corporate                                        267           212
                                                        ------------------------
                                                           $1,351        $1,392
                                                        ========================

          Assets:
             Mechanical Segment                           $46,304       $44,224
             Electronics Segment                           27,288        26,206
             Corporate                                      5,376         6,898
                                                        ------------------------
                                                          $78,968       $77,328
                                                        ========================

          Expenditures for long-lived assets:
             Mechanical Segment                              $321          $212
             Electronics Segment                               28            41
             Corporate                                         24           212
                                                        ------------------------
                                                             $373          $465
                                                        ========================

         The following table reconciles segment operating income to consolidated income before income taxes as of April 2, 2004 and March 28, 2003 as follows:

                                                              Quarter Ended
                                                          ----------------------
                                                            April 2,   March 28,
                                                             2004        2003
          ----------------------------------------------------------------------
          Segment operating income after minority interest  $ 724        $ 795
          Interest, net                                      (369)        (217)
          Other, net                                           --           11
                                                          ----------------------
          Income before provision for income taxes          $ 355        $ 589
                                                          ======================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company is a worldwide manufacturer of mechanical and electronic products used in the process of power transmission for industrial and other commercial applications. The Company has endured a significant economic downturn that began during the second half of 2000. During the fourth quarter of 2003, quarterly revenues increased, compared to the same quarter in the previous year, for the first time since 2000, and this year over year growth continued in the first quarter of 2004 at an increasing rate. Although there has been a significant increase in revenues, the Company, along with its competitors, has faced considerable raw material cost increases that have to date limited the Company's profitability associated with the recovery in the manufacturing sector of the economy.

The following table, derived from the Company's condensed consolidated financial statements, presents selected elements of the Company's operating results, and the changes thereto, for the first quarter of the current and the immediately preceding year. Amounts presented in Item 2 are in thousands of dollars, unless otherwise indicated.


                                                                        2004          2003        Dollar Change        % Change
                                                                        ----          ----        -------------        --------
          Sales
             Mechanical Segment                                        $16,262      $13,904          $2,358             17.0%
             Electronics Segment                                         9,819        8,650           1,169             13.5%
                                                                   --------------------------------------------
                 Total Sales                                           $26,081      $22,554          $3,527             15.6%
                                                                   ============================================

          Cost of Sales
             Mechanical Segment                                        $11,983       $9,609          $2,374             24.7%
             Electronics Segment                                         6,584        6,014             570              9.5%
                                                                   --------------------------------------------
                 Total Cost of Sales                                   $18,567      $15,623          $2,944             18.8%
                                                                   ============================================

          Gross Profit
             Mechanical Segment                                         $4,279       $4,295           $ (16)            -0.4%
             Electronics Segment                                         3,235        2,636             599             22.7%
                                                                   --------------------------------------------
                 Total Gross Profit                                     $7,514       $6,931            $583              8.4%
                                                                   ============================================

          Selling, General and Administrative Expense                   $6,790       $6,136            $654             10.7%
                                                                   ============================================

          Sales
             Mechanical Segment                                          62.4%        61.6%
             Electronics Segment                                         37.6%        38.4%
                                                                   --------------------------
                 Total Sales                                            100.0%       100.0%
                                                                   ==========================

          Cost of Sales as a Percentage of Sales
             Mechanical Segment                                          73.7%        69.1%
             Electronics Segment                                         67.1%        69.5%
                 Total Cost of Sales                                     71.2%        69.3%

          Gross Profit as a Percentage of Sales
             Mechanical Segment                                          26.3%        30.9%
             Electronics Segment                                         32.9%        30.5%
                 Total Gross Profit                                      28.8%        30.7%

          SG&A Expenses as a Percentage of Sales                         26.0%        27.2%


The principal reason for the sales increase has been the effect of the economic recovery that began in the second half of fiscal 2003 and has continued beyond the first quarter of 2004. In addition to the effect of general economic conditions on the Company's revenues, the buying patterns and inventory management practices of one of the Company's major customers have significantly influenced the timing of the Company's revenues. First quarter 2003 revenues were adversely affected by significant 2002 year-end purchases by the Company's major customer that was followed by reduced buying in the first half of 2003. While a similar buying pattern occurred at the end of fiscal 2003, the strength of the economic recovery, particularly its effect on demand for the Company's mechanical products, has helped to avert a similar slowdown in shipments in the current quarter.

Mechanical Business sales grew $2.4 million, or 17% over the prior year's first quarter. Increased volume accounted for approximately 14% of this gain, while the remaining 3% growth was due to higher product pricing and favorable currency changes. Electronic Business sales growth of $1.2 million was caused by higher volumes (6.9%) and favorable currency translations (6.5%). Overall, consolidated revenue increased by 3.6% due to favorable currency fluctuations on the first quarter of 2004 compared to the comparable period in 2003.

Total company gross profit as a percent of net sales decreased to 28.8% from 30.7% as the favorable impacts of increased sales and related production were offset by changes in product mix and higher production costs. The Company's Electronics Division contributed $3.2 million of gross profit, or 43% of consolidated gross profit and the Mechanical Division reported gross profits of $4.3 million, or 57%. A 2.4% profit margin increase in the Company's Electronics Business, due to higher sales and production levels, and favorable currency translations, was more than offset by the 4.6% decline in the Company's Mechanical Business gross profit margin. The two primary causes for the lower Mechanical Business gross profit margins were higher levels of raw material costs, particularly scrap metal costs used to cast iron parts, and the fact that 2003 production costs were lowered due to temporary employee furloughs and benefit cost adjustments.

Selling, general and administrative expenses declined to 26.0% of sales in 2004 compared to 27.2% in 2003 principally due to the fixed nature of such costs relative to the increased revenue levels. Actual selling, general and administrative expenses increased approximately $650 in the quarter ended April 2, 2004 as the first quarter of 2003 included $435 of non-recurring savings associated with the termination of a supplemental retirement plan for senior executives and $272 savings related to reduced costs from employees foregoing salaries.

Interest expense is the primary component of other expenses and was $369 in the first quarter of 2004 compared to $217 for the same period in 2003. This increase was caused by higher interest rates incurred by the Company as a result of amending its primary borrowing agreement, as well as higher borrowing levels in 2004 necessary to fund increased working capital needs associated with business growth. Income taxes remain at rates higher than statutory rates primarily due to operating losses at the Company's Mexico operations that do not yield any tax benefits. Higher interest and tax expense contributed to the decline in net income in the first quarter of 2004 compared to the same quarter in the preceding year. Net income in the first quarter of 2004 was $134, or $0.03 per share, compared to a net income of $214 or $0.04 per share in 2003.

Liquidity and Capital Resources:

At April 2, 2004 current and long-term debt of the Company totaled $27.6 million, compared to $25.4 million at January 2, 2004. Borrowings at April 2, 2004 include $21.6 million of revolving credit under the terms of a $36 million secured revolving credit facility (the "Facility"). In addition, the Company owes $5.3 million of revenue bonds, and $0.7 million principally related to borrowings under an unsecured foreign revolving credit facility. The revenue bonds are supported by letters of credit issued and renewed under the terms of the Facility to expire in April 2005. At January 2, 2004 the Company had borrowed $19.4 million in revolving term debt and under the Facility, owed $5.3 million in tax-exempt revenue bonds, and had other $0.7 million of other borrowings.

In February 2004, the Company amended the Facility to extend its maturity date to January 10, 2005 and provide the Company additional flexibility under certain of the financial covenants as the Company takes steps to negotiate a longer term financing agreement. The amendment granted the lenders security over substantially all of the Company's United States assets, reduced the maximum amount of the Facility from $46 million to $36 million, and increased borrowing rates approximately 0.5% (the Company's effective borrowing rate under the Facility was approximately 4.1% on April 2, 2004). The Facility currently provides significant financial support for the operating activities of the Company, and the reduction in the facility better reflects the Company's working capital needs over the remaining term of the agreement.

After taking into consideration approximately $1.7 million of additional letters of credit that serve as collateral for long-term workers compensation risk exposures, the Company had approximately $7.4 million of available borrowing capacity under the Facility at April 2, 2004. In addition, borrowings are subject to the satisfaction of certain financial covenants. Management expects to continue discussions with its current lenders and other sources of debt financing to secure long-term financing commitments beyond January 2005. This could lead to additional assets, principally located at the Company's foreign operations, being pledged to secure any such borrowings, as well as higher borrowing costs.

The Company generated net cash flow of $336 for the three months ended April 2, 2004 compared to $245 for the same period in fiscal 2003. While the Company has generated positive cash flows from operations in each of the last five years ended January 2, 2004, during the first quarter of fiscal 2004 the Company used $746 in its operating activities. This use of funds was primarily attributable to approximately $2.5 million of increased trade credit principally associated with increased sales in the quarter and a $2.2 million accelerated payment on trade accounts received during the preceding quarter. The Company also used $549 for capital expenditures and other investments during the first quarter of 2004 compared to $662 in the preceding year. The Company continues to limit its capital spending to levels necessary to maintain and support new product introductions, improve product quality, and reduce operating costs. These uses of cash were funded primarily through increases in the revolving line of credit.

The Company paid $464 and $472 of dividends in the first quarter of 2004 and 2003. The Company's ongoing ability to declare and pay dividends is ultimately dependent upon its ability to operate at profitable levels, and demonstrate compliance with its revolving credit agreement. On April 14, 2004 the Company declared a dividend of $0.09 per share totaling $464 and payable on April 30, 2004, as permitted under the terms of its financing agreements.

The Company's working capital at April 2, 2004 as compared to January 2, 2004 was significantly lower primarily due to the classification of $21.6 million of United States revolving credit obligations at April 2, 2004 as a current liability. Because the Facility has a stated maturity date within twelve months of the balance sheet date, the direct borrowings have been classified as current obligations in the April 2, 2004 balance sheet. By comparison at January 2, 2004, $19.4 million of the Facility was classified as a long-term liability because of its January 2005 maturity date. Our ability to make scheduled payments of principal and interest on, or refinance, our indebtedness and fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control. Based upon our current level of operations, the Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness in the current state of the secured lending markets, is adequate to finance the Company's operations for the foreseeable future.

Accounting Policies:

Management's discussion and analysis of the Company's financial statements and results of operations are based upon the Company's Consolidated Financial Statements included as part of this document. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, intangible assets, post-retirement benefits, income taxes, and contingencies and litigation. The Company bases these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies see Note 2 in the January 2, 2004 Consolidated Financial Statements included in the Company's 2003 annual report on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

Revenue Recognition: The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The Company establishes allowances to cover anticipated doubtful accounts, sales discounts, product warranty, and returns based upon historical experience. Shipping and handling costs charged to customers are included as a component of net sales.

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

Income Taxes: Under the requirements of SFAS No. 109, "Accounting for Income Taxes," we record deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has not recognized any income tax benefit related to the income tax losses incurred by its Mexican subsidiary currently because there is uncertainty as to whether that subsidiary will realize those benefits in the future. As the Mexican subsidiary realizes these income tax benefits in the future, a reduction of income taxes will be recognized. Management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to deferred tax assets and liabilities.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare and Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program costs. The FSP concludes that companies will be permitted to recognize that amount for year-end 2003 financial statements pursuant to FAS 106 or to delay having to report the effects of the Act until remaining questions are resolved. The FASB is currently working on a revision to FSP FAS 106-1 that would provide the authoritative guidance on how to account for the subsidy that employers might receive if the prescription drug benefit provided under postretirement benefit plans is deemed to be actuarially equivalent to the prescription benefit provide by Medicare beginning in 2006. The Company's actuarial consultant has advised that the Medicare prescription benefit will have no effect upon the Company's accumulated post-retirement benefit obligation and net periodic postretirement benefit cost.

In December 2003, the FASB issued Statement of Accounting Standards No. 132 (revised 2003) "Employers' Disclosure about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88 and 106 effective for fiscal years ending after December 15, 2003. The Company has adopted this statement and the additional disclosure required for its postretirement benefit plans are set forth in Footnote 6 Postretirement Benefits.

Safe Harbor Statement

Certain information included or incorporated by reference in this document may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions. These statements are based on assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company's longstanding relationships with major customers, the Company's ability to integrate acquired businesses into its operations and realize planned synergies, the extent to which acquired businesses are able to meet the Company's expectations and operate profitably, the ability to obtain third party financing, changes in regulations that could affect demand for products and unanticipated developments that could occur with respect to contingencies such as environmental matters and litigation. In addition, the Company is subject to risks and uncertainties that affect the manufacturing sector generally, including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward-looking statements, all of which are expressly qualified by the foregoing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks since the 2003 Annual Report to Shareholders.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As of April 2, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. "Disclosure controls and procedures" are defined in Exchange Act Rule 13a-15. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in the achieving the stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls: There were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of their last evaluation.


PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

           a). Exhibits

               31.1  Certification of Principal Executive Officer required by 13a-14(a)

               31.2  Certification of Principal Financial Officer required by 13a-14(a)

               32    Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

           b). Reports on Form 8-K

               Form 8-K dated as of January 20, 2004 Item 5 "Election of new director"

               Form 8-K dated as of February 10, 2004 Item 9 "Results of Operations"

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on May 10, 2004

Date  May 10, 2004           TB WOOD'S CORPORATION

                             By: /s/Joseph C. Horvath
                                 ---------------------
                                 JOSEPH C. HORVATH
                                 Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)