Form 10-Q
period 2004-07-02
TB WOODS CORP
filed 2004-08-11
CIK 1000227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 2, 2004.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSISTION PERIOD from _______ to _________.

Commission File Number 1-14182

TB WOOD’S CORPORATION

(Exact Name of Registrant as Specified in its charter)

Delaware	25-1771145
(State of incorporation)	(IRS Employer I.D. No)

440 North Fifth Avenue Chambersburg, PA 17201
(Address of principal executive offices, Zip Code)

717-264-7161
(Registrant’s Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.
Yes    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 2, 2004

Common Stock, $.01 par value	5,162,101

Back to Contents

TB WOOD’S CORPORATION
FORM 10-Q – INDEX
July 2, 2004

Back to Contents

Part I. – Financial Information
Item 1. Financial Statements

TB Wood’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Second Quarter Ended		Six Months Ended

(in thousands of dollars, except per share amounts)	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Net Sales	$25,459	$25,103	$51,540	$47,657
Cost of Sales	17,211	17,081	35,778	32,704

Gross profit	8,248	8,022	15,762	14,953

Selling, general and administrative expense	7,600	7,366	14,390	13,503

Operating income	648	656	1,372	1,450

Other (income) expense:
Interest expense and other finance charges	378	231	747	448
Other (income) expense	—	(158)	—	(170)

Other expense, net	378	73	747	278

Income before provision for income taxes	270	583	625	1,172

Provision for income taxes	175	234	396	609

Net income	$95	$349	$229	$563

Per share amounts – Basic and Diluted:

Basic net income per common share	$0.02	$0.07	$0.04	$0.11

Diluted net income per common share	$0.02	$0.07	$0.04	$0.11

Basic weighted average shares of common
stock and equivalent outstanding	5,161	5,176	5,161	5,176

Diluted weighted average shares of common
stock and equivalent outstanding	5,165	5,176	5,165	5,176

The accompanying notes are an integral part of these condensed financial statements.

Back to Contents

TB Wood’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands of dollars, except per share amounts)	July 2, 2004	January 2, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$781	$781
Accounts receivable less allowances of $918 at July 2, 2004
and $1,124 at January 2, 2004	16,425	14,067
Inventories	23,012	21,634
Other current assets	3,677	3,590

Total current assets	43,895	40,072

Property, plant and equipment	82,157	82,050
Less accumulated depreciation	56,240	54,848

Net property, plant and equipment	25,917	27,202

Other Assets:
Deferred income taxes	2,524	2,364
Goodwill	5,590	5,654
Other	970	1,115

Total other assets	9,084	9,133

TOTAL ASSETS	$78,896	$76,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$22,241	$53
Accounts payable	7,766	7,169
Accrued expenses	6,669	6,519
Deferred income taxes	1,600	1,550

Total current liabilities	38,276	15,291

Long-term debt, less current maturities	5,932	25,371

Postretirement benefit obligation, less current portion	9,855	10,327

Shareholders’ Equity:
Preferred stock, $.01 par value, 100 shares authorized at July 2, 2004 and
January 2, 2004, and no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 5,639,798 issued; and
5,162,101 and 5,153,553 outstanding at July 2, 2004 and January 2, 2004,
Respectively	57	57
Additional paid-in-capital	26,995	26,910
Retained earnings	3,053	3,764
Accumulated other comprehensive loss	(652)	(610)
Treasury stock at cost	(4,620)	(4,703)

Total shareholders’ equity	24,833	25,418

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$78,896	$76,407

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

TB Wood’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended

(in thousands of dollars)	July 2, 2004	June 27, 2003

Cash flows from Operating Activities:
Net Income	$229	$563

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,680	2,773
Change in deferred income taxes, net	(110)	210
Other	136	110
Changes in operating assets and liabilities:
Accounts receivable	(2,358)	(1,599)
Inventories	(1,378)	(182)
Other current assets	(87)	(715)
Accounts payable	597	1,194
Accrued and other liabilities	(322)	277

Total adjustments	(842)	2,068

Net cash (used in) provided by operating activities	(613)	2,631

Cash Flows from Investing Activities:
Capital expenditures	(1,207)	(1,166)
Other	15	(522)

Net cash used in investing activities	(1,192)	(1,688)

Cash Flows from Financing Activities:
Proceeds from revolving credit facilities	20,356	21,200
Repayments of revolving credit facilities	(17,600)	(21,500)
Proceeds from long-term debt borrowing	—	335
Repayments of other long-term debt, net	(7)	(59)
Payments of dividends	(929)	(943)
Issuance (purchase) of treasury stock, net	27	(610)

Net cash provided by (used in) financing activities	1,847	(1,577)

Effect of changes in foreign exchange rates	(42)	931

Net increase in cash and cash equivalents	—	297
Cash and cash equivalents at beginning of period	781	335

Cash and cash equivalents at end of period	$781	$632

Supplement Disclosure of Cash Flow Information:
Income taxes (refunded) paid	$(310)	$175

Interest paid	$774	$466

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

TB Wood’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands of dollars, except per share amounts)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of TB Wood’s Corporation and Subsidiaries (the “Company”) and the results of their operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior period amounts have been reclassified to conform to the current period presentation.

These financial statements should be read together with the audited financial statements and notes in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company reports its financial results on a 52/53-week fiscal year, consisting of four quarters of 13 weeks each, ending on the Friday nearest December 31. Fiscal 2004 is a 52-week year ending on December 31, 2004. Fiscal 2003 was a 53-week year which ended on January 2, 2004.

2.	Inventories

The Company uses the last-in, first-out (“LIFO”) method of inventory valuation for approximately 77% percent of its inventories. Remaining inventories are accounted for using the first-in, first-out (“FIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of the expected year-end inventory levels and costs. Because these are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. The major classes of inventory consisted of the following:

	July 2 2004	January 2 2004

Finished goods	$14,983	$14,152
Work in process	4,465	4,028
Raw materials	8,934	8,787
LIFO reserve	(5,370)	(5,333)

Inventory value at LIFO	$23,012	$21,634

3.	Shareholders’ Equity

Dividends:

On July 15, 2004, the Board of Directors declared a quarterly cash dividend of $0.09 per share payable on July 30, 2004 to stockholders of record at the close of business on July 26, 2004.

Back to Contents

Treasury Stock:

During the six months ended July 2, 2004 the Company did not purchase any shares for the treasury. Year to date, the number of treasury shares sold to employees under the stock purchase plan was 3,858 shares and the number of shares issued to participants in the Company’s 401(k) retirement plan was 4,690 shares.

Stock Options:

On February 5, 2004, the Company granted options for the purchase of 103,800 shares of common stock to employees at exercise prices equal to or in excess of market price on the date of grant. On April 27, 2004 the Company granted options for the purchase of 84,000 shares of common stock to employees at exercise prices equal to or in excess of market price on the date of grant. These options vest over three years following the grant and expire on February 5, 2014, and April 27, 2014 respectively.

The Company adopted Financial Accounting Standards Board (FASB) Statement of Accounting Financial Standard (SFAS) No. 123, as amended by SFAS No. 148, as of December 28, 2002 (beginning of Fiscal 2003) to account for stock based compensation cost using the fair value method. The fair value after tax cost of stock based compensation cost was $29 and $27 for the second quarter of 2004 and 2003 respectively, and $53 and $54 for the 2004 and 2003 year to date periods, respectively.

4.	Other Comprehensive Income

Total comprehensive income (loss) for the year to date periods ended July 2, 2004 and June 27, 2003 was as follows:

	Six Months Ended

	July 2, 2004	June 27, 2003

Net income	$229	$563
Other comprehensive income (loss)
Foreign currency translation adjustments	(42)	931

Total comprehensive income (loss)	$187	$1,494

The components of accumulated other comprehensive income, net of income tax are as follows at the dates indicated:

	July 2, 2004	January 2, 2004

Aggregate currency translation adjustment	$(652)	$(610)

Back to Contents

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares and common equivalent shares if dilutive. The computation of weighted average shares outstanding is as follows:

	Second Quarter Ended

	July 2, 2004	June 27, 2003

Basic weighted average number of common shares outstanding	5,161	5,176
Shares issueable upon assumed exercise of outstanding stock options	4	—

Diluted weighted average number of common and common equivalent
shares outstanding	5,165	5,176

Outstanding options to purchase 712,567 and 858,550 shares of common stock as of July 2, 2004 and June 27, 2003, respectively, are not included in the above calculation as their effect would be anti-dilutive.

5.	Postretirement Benefit

The components of the net periodic post retirement benefit recognized are as follows:

	Six Months Ended

	July 2, 2004	June 27, 2003

Service Cost	$4	$2
Interest Cost	18	80
Amortization of prior service benefit and actuarial gain	(410)	(326)

Net periodic benefit	$(388)	$(244)

The Company expects to contribute $153 during fiscal 2004 to cover the cost of group insurance premiums applicable to its retirees participating in the postretirement benefit plan.

Back to Contents

6.	Business Segment Information

The Company’s reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies and marketing strategies.

	Second Quarter Ended		Six Months Ended

	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Sales:
Mechanical Segment	$16,263	$15,490	$32,525	$29,394
Electronics Segment	9,196	9,613	19,015	18,263

	$25,459	$25,103	$51,540	$47,657

Operating Income (loss):
Mechanical Segment	$1,245	$992	$2,038	$2,122
Electronics Segment	(597)	(336)	(666)	(672)

	$648	$656	$1,372	$1,450

Depreciation and Amortization:
Mechanical Segment	$722	$733	$1,446	$1,478
Electronics Segment	344	438	704	873
Corporate	263	210	530	422

	$1,329	$1,381	$2,680	$2,773

Assets:
Mechanical Segment	$46,988	$44,519	$46,988	$44,519
Electronics Segment	26,502	27,822	26,502	27,822
Corporate	5,406	6,525	5,406	6,525

	$78,896	$78,866	$78,896	$78,866

Expenditures for long-lived assets:
Mechanical Segment	$716	$367	$1,037	$579
Electronics Segment	90	71	118	112
Corporate	28	263	52	475

	$834	$701	$1,207	$1,166

The following table reconciles segment operating income to consolidated income before income taxes as of July 2, 2004 and June 27, 2003 as follows:

	Second Quarter Ended		Six Months Ended

	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Segment operating income	$648	$656	$1,372	$1,450
Interest expense	(378)	(231)	(747)	(448)
Other income (expense), net	—	158	—	170

Income before provision for income taxes	$270	$583	$625	$1,172

Back to Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table, derived from the Company’s condensed consolidated financial statements, presents selected elements of the Company’s operating results, and the changes thereto, for the second quarter of the current and the immediately preceding year. Amounts presented in Item 2 are in thousands of dollars, unless otherwise indicated.

	Second Quarter Ended

	July 2, 2004	June 27, 2003	Dollar Change	% Change

Sales
Mechanical Segment	$16,263	$15,490	$773	5.0%
Electronics Segment	9,196	9,613	(417)	(4.3)%

Total Sales	$25,459	$25,103	$356	1.4%

Cost of Sales
Mechanical Segment	$11,139	$10,684	$455	4.3%
Electronics Segment	6,072	6,397	(325)	(5.1)%

Total Cost of Sales	$17,211	$17,081	$130	0.8%

Gross Profit
Mechanical Segment	$5,124	$4,806	$318	6.6%
Electronics Segment	3,124	3,216	(92)	(2.9)%

Total Gross Profit	$8,248	$8,022	$226	2.8%

Selling, General and Administrative (SG&A) Expense	$7,600	$7,366	$234	3.2%

Sales
Mechanical Segment	63.9%	61.7%
Electronics Segment	36.1%	38.3%

Total Sales	100.0%	100.0%

Cost of Sales as a Percentage of Sales
Mechanical Segment	68.5%	69.0%
Electronics Segment	66.0%	66.5%
Total Cost of Sales	67.6%	68.0%

Gross Profit as a Percentage of Sales
Mechanical Segment	31.5%	31.0%
Electronics Segment	34.0%	32.5%
Total Gross Profit	32.4%	32.0%

SG&A Expense as a Percentage of Sales	29.9%	29.3%

Back to Contents

The following table, derived from the Company’s condensed consolidated financial statements, presents selected elements of the Company’s operating results, and the changes thereto, for the first six months of the current and the immediately preceding year.

	Six Months Ended

	July 2, 2004	June 27, 2003	Dollar Change	% Change

Sales
Mechanical Segment	$32,525	$29,394	$3,131	10.7%
Electronics Segment	19,015	18,263	752	4.1%

Total Sales	$51,540	$47,657	$3,883	8.1%

Cost of Sales
Mechanical Segment	$23,122	$20,293	$2,829	13.9%
Electronics Segment	12,656	12,411	245	2.0%

Total Cost of Sales	$35,778	$32,704	$3,074	9.4%

Gross Profit
Mechanical Segment	$9,403	$9,101	$302	3.3%
Electronics Segment	6,359	5,852	507	8.7%

Total Gross Profit	$15,762	$14,953	$809	5.4%

Selling, General and Administrative (SG&A) Expense	$14,390	$13,503	$887	6.6%

Sales
Mechanical Segment	63.1%	61.7%
Electronics Segment	36.9%	38.3%

Total Sales	100.0%	100.0%

Cost of Sales as a Percentage of Sales
Mechanical Segment	71.1%	69.0%
Electronics Segment	66.6%	68.0%
Total Cost of Sales	69.4%	68.6%

Gross Profit as a Percentage of Sales
Mechanical Segment	28.9%	31.0%
Electronics Segment	33.4%	32.0%
Total Gross Profit	30.6%	31.4%

SG&A Expense as a Percentage of Sales	27.9%	28.3%

The principal reason for the sales increase has been the effect of the economic recovery that began in the second half of fiscal 2003 and has continued through the second quarter of 2004. In addition to the effect of general economic conditions on the Company’s revenues, the buying patterns and inventory management practices of one of the Company’s major customers have significantly influenced the timing of the Company’s revenues. First half 2003 revenues were adversely affected when significant 2002 year-end purchases by the Company’s largest customer were followed by reduced buying in the first half of 2003. While a similar buying pattern occurred at the end of fiscal 2003, the strength of the economic recovery, particularly its effect on demand for the Company’s mechanical products, has helped to avert a similar slowdown in shipments in the current quarter and six months ended July 2, 2004.

Back to Contents

Mechanical Business sales grew $773, or 5.0% over the prior year’s second quarter. Increased volume accounted for approximately 3.5% of this gain, while the remaining 1.5% growth was due to higher product pricing. Electronics Business sales declined $417, or (4.3%) from lower volumes (7.9%), offset by 1.2% increased pricing and 2.4% favorable currency translations. Overall, consolidated revenue increased by 1.4% principally due to increased pricing. The Company announced an average 3.0% price increase at the beginning of the year, and followed up with another increase in mid-second quarter to offset escalating material costs, particularly for scrap metal and steel-related products. In addition, favorable currency fluctuations helped to improve sales in the second quarter of 2004. These gains were offset by lower relative volumes.

Year to date sales rose at the rate of 8.1% through the second quarter, off from the 15.6% growth rate exhibited in the first quarter of 2004. However, this was anticipated in light of purchasing levels by the Company’s major distribution customers. Six months to date sales to these customers are up 5.7% compared to the first quarter increase of 39.0%. The current level of sales growth appears to be returning to a more normal growth rate as the overall pace of growth in the economy begins to moderate. Approximately one-half of the year to date sales increase is attributable to volume growth, with the balance caused nearly equally by price increases and favorable currency fluctuations.

Total Company gross profit as a percent of net sales for the second quarter increased to 32.4% from 32.0% in the second quarter of 2003. The favorable impacts of increased pricing (1.4%) and currency gains (0.5%) were offset by changes in product mix and higher material and other production costs. The Company’s Mechanical Division reported gross profits of $5.1 million, or 62.1% of total gross profit, while the Electronics Division contributed $3.1 million of gross profit, or 37.9% of consolidated gross profit. A 2.2% profit margin increase in the Company’s Mechanical Business gross profit margin was partially offset by a 2.2% decrease in the Company’s Electronics Business gross profit margin.

Year to date profit margins declined slightly from 31.4% a year ago to 30.6%. Mechanical Products margins decreased from 31.0% to 28.9%, largely because of higher material and other production costs. While moderating downward slightly in the second quarter, scrap metal prices remain near all-time high levels and adversely affected gross profit margin percentage by 1.8 points. Also in 2004, a margin percentage decline of 1.0 point is related to spending for the planned closure of the Company’s Trenton, Tennessee facility. The Company announced on June 1, 2004, its intent to close its manufacturing operation in Trenton and shift that production to lower cost facilities operated by the company. In addition, 2003 results reflected savings associated with temporary work furloughs and benefit costs reductions, principally in the first quarter of 2003 when production was at a much lower rate than current operating levels. Electronics Products margins improved slightly from 32.0% to 33.4% when compared to the first half of 2003 due primarily to improved product pricing and favorable currency fluctuations.

Selling, general and administrative (SG&A) expenses increased to 29.9% of sales in the second quarter of 2004 as compared to 29.3% in the second quarter of 2003. In the first six months of 2004, SG&A expenses declined to 27.9% of sales compared to 28.3% in 2003 principally due to the fixed nature of such costs relative to the increased revenue levels. Actual SG&A expenses increased by $234 in the second quarter of 2004, largely due to increased personnel costs, and increased by $887 in the first six months of 2004, as compared to the same period of 2003. The increased personnel costs, together with $473 of non-recurring savings associated with the termination of a supplemental retirement plan for senior executives and $272 savings related to reduced costs from employees foregoing salaries during March 2003 were the principal reasons for the change in year to date costs. SG&A expenses reflect a benefit of $232 and $472 for the quarter and six months ended July 2, 2004 compared to $121 and $485 for the corresponding periods of the prior year in connection with the deferred recognition of gains associated with changes to post-employment healthcare obligations (see Note 5).

Back to Contents

Despite significant material cost increases and additional planned spending in 2004 related to the closure of the Trenton plant, operating income was down slightly from the corresponding prior periods. 2004 results were affected by these items, and on a comparative basis, 2003 results reflect non-recurring savings attributable to benefit reductions and work furloughs.

Interest expense is the primary component of other expenses and was $378 in the second quarter of 2004 compared to $231 for the same period in 2003. This increase was caused by higher interest rates incurred by the Company as a result of amending its primary borrowing agreement, as well as higher borrowing levels in 2004 necessary to fund increased working capital needs associated with business growth. Income taxes remain at rates higher than statutory rates primarily due to operating losses at the Company’s Mexico operations that do not currently yield any tax benefits. Higher interest and income tax expense contributed to the decline in net income in the second quarter of 2004 compared to the same quarter in the preceding year. Net income in the second quarter of 2004 was $95, or $0.02 per share, compared to net income of $349 or $0.07 per share in the second quarter of 2003. Net income for the six months ended July 2, 2004 was $229, or $0.04 per share, compared to net income of $563, or $0.11 per share for the comparable period of 2003.

Liquidity and Capital Resources:

At July 2, 2004 the Company’s debt obligations totaled $28.2 million, compared to $25.4 million at January 2, 2004. Borrowings at July 2, 2004 include $22.1 million of revolving credit under the terms of a $36 million secured revolving credit facility (the “Facility”). In addition, the Company owes $5.3 million of revenue bonds, and $0.8 million for other borrowings. The revenue bonds are supported by letters of credit issued under the terms of the Facility that expire in April 2005. At January 2, 2004 the Company had borrowed $19.4 million in revolving term debt under the Facility, owed $5.3 million in tax-exempt revenue bonds, and had $0.7 million of other borrowings.

In February 2004, the Company amended the Facility to extend its maturity date to January 10, 2005 and provide the Company additional flexibility under certain of the financial covenants as the Company takes steps to negotiate a longer term financing agreement. The amendment granted the lenders security over substantially all of the Company’s United States assets, reduced the maximum amount of the Facility from $46 million to $36 million, and increased stated borrowing rates approximately 0.5% (the Company’s effective borrowing rate under the Facility was approximately 4.29% on July 2, 2004). The Facility currently provides financial support for the operating activities of the Company, and the reduction in the Facility better reflects the Company’s working capital needs over the remaining term of the agreement.

After taking into consideration approximately $1.7 million of additional letters of credit that serve as collateral for long-term workers compensation risk exposures, the Company had approximately $6.8 million of available borrowing capacity under the Facility at July 2, 2004. In addition, borrowings are subject to the satisfaction of certain financial covenants. Management is continuing discussions with its current lenders and other sources of debt financing to secure long-term financing commitments beyond January 2005. This could lead to additional assets being pledged to secure any such borrowings, as well as higher borrowing costs.

The Company generated net cash flow of $0 for the six months ended July 2, 2004 compared to $297 for the same period in fiscal 2003. While the Company has generated positive cash flows from operations in each of the last five years ended January 2, 2004, during the first six months of fiscal 2004 the Company used $613 in its operating activities. This use of operating funds is attributable to investments in working capital including $2.4 million of increased trade credit and $1.4 million of increased inventory levels. The increase in trade receivables arose in part from increased sales in the first half of 2004, as well as a lower than normal level of trade credit at the beginning of the period due to $2.2 million accelerated payment on trade accounts received just prior to the beginning of the current fiscal year. The investment in inventories has occurred to support expanded revenue levels and plan for the transition of production from the Company’s Trenton, Tennessee facility to other operating locations. The Company also used $1,207 for capital expenditures during the first six months of 2004 compared to $1,166 in the preceding year, levels that management considers sufficient to maintain and support new product introductions, improve product quality, and reduce operating costs. These uses of cash were funded primarily through increases in the revolving line of credit.

Back to Contents

The Company paid $929 and $943 of dividends in the first six months of 2004 and 2003. The Company’s ongoing ability to declare and pay dividends is ultimately dependent upon its ability to operate at profitable levels, and demonstrate compliance with its revolving credit agreement. On July 15, 2004 the Company declared a dividend of $0.09 per share totaling $465, payable on July 30, 2004.

The Company’s working capital at July 2, 2004 as compared to January 2, 2004 was significantly lower primarily due to the classification of $22.1 million of United States revolving credit obligations at July 2, 2004 as a current liability. Because the Facility has a stated maturity date within twelve months of the balance sheet date, the direct borrowings have been classified as current obligations in the July 2, 2004 balance sheet. By comparison at January 2, 2004, $19.4 million of the Facility and $5.3 million of industrial revenue bonds were classified as long-term liabilities because of maturity dates extending one year beyond the balance sheet date. The Company’s ability to make scheduled payments of principal and interest on, or refinance, its indebtedness and fund planned capital expenditures will depend on its ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control. Based upon our current level of operations, the Company believes that the combination of cash generated by operations, available borrowing capacity and the Company’s ability to obtain additional long-term indebtedness in the current state of the secured lending markets, is adequate to finance the Company’s operations for the foreseeable future.

Accounting Policies:

Management’s discussion and analysis of the Company’s financial position and results of operations are based upon the Company’s Condensed Consolidated Financial Statements included as part of this document. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, intangible assets, post-retirement benefits, income taxes, and contingencies and litigation. The Company bases these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies see Note 2 in the January 2, 2004 Consolidated Financial Statements included in the Company’s 2003 annual report on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

Back to Contents

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

Revenue Recognition: The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The Company establishes allowances to cover anticipated doubtful accounts, sales discounts, product warranty, and returns based upon historical experience. Shipping and handling costs charged to customers are included as a component of net sales. Shipping and handling costs incurred totaling $3,296 and $2,837 for the six months ended July 2, 2004 and June 27, 2003, respectively, are included as a component of selling, general and administrative expenses.

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

Recent Accounting Pronouncements

In January 2004, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare and Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program costs. Subsequently in May 2004 the FASB issued FSP FAS 106-2 that defines how and when to recognize the effect of the Act upon the Company’s accumulated post-retirement benefit obligation and net periodic postretirement benefit cost during 2004. The Company’s actuarial consultant has advised that the Medicare prescription benefit will have not have a material effect upon the Company’s accumulated post-retirement benefit obligation and net periodic postretirement benefit cost.

Back to Contents

In December 2003, the FASB issued Statement of Accounting Standards No. 132 (revised 2003) “Employers’ Disclosure about Pensions and Other Postretirement Benefits”, an amendment of FASB Statements No. 87, 88 and 106 effective for fiscal years ending after December 15, 2003. The Company has adopted this statement and the additional disclosure required for its postretirement benefit plans are set forth in Footnote 6 Postretirement Benefits.

Safe Harbor Statement

Certain information included or incorporated by reference in this document may be deemed to be “forward looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company’s longstanding relationships with major customers, the Company’s ability to integrate acquired businesses into its operations and realize planned synergies, the extent to which acquired businesses are able to meet the Company’s expectations and operate profitably, the ability to obtain third party financing, changes in regulations that could affect demand for products and unanticipated developments that could occur with respect to contingencies such as environmental matters and litigation. In addition, the Company is subject to risks and uncertainties that affect the manufacturing sector generally, including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward-looking statements, all of which are expressly qualified by the foregoing.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks since the 2003 Annual Report to Shareholders.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As of July 2, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. “Disclosure controls and procedures” are defined in Exchange Act Rule 13a-15. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company’s periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in the achieving the stated goals under all potential future conditions, regardless of how remote.

Back to Contents

(b) Changes in internal controls: There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of their last evaluation.

Part II. – Other Information

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

	a)	The Company held its Annual Meeting of Shareholders on April 27, 2004.

	b)	The following individuals were nominated and elected to serve as directors of TB Wood’s Corporation: Craig R. Stapleton and James R. Swenson.

	c)	The Shareholders voted as follows on the following matters:

	1.	Election of Directors. The voting result for each nominee is as follows:

Name	Votes for	Votes Withheld
Craig R. Stapleton	5,021,865	17,577
James R. Swenson	4,906,558	150,750

	2.	To ratify the Audit Committee’s selection of Grant Thornton LLP as the Company’s independent public accountants was approved by a count of 5,006,822 votes for, 32,080 votes against, 540 votes abstaining and zero broker non-vote.

Item 5.	Other Information

None

Back to Contents

Item 6.	Exhibits and Reports on Form 8-K

	a).	Exhibits

		31.1	Certification of Principal Executive Officer required by 13a-14(a)
		31.2	Certification of Principal Financial Officer required by 13a-14(a)
		32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

	b)	Reports on Form 8-K

Form 8-K dated as of April 27, 2004 Item 5 “Appointment of New President and CEO”
Form 8-K dated as of April 28, 2004 Item 5 “Results of Operations”
Form 8-K dated as of June 1, 2004 Item 5 “Plant Closure”

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on August 11, 2004

Date August 11, 2004		TB WOOD’S CORPORATION

	By:	/s/Joseph C. Horvath

JOSEPH C. HORVATH Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)