Form 10-Q
period 2004-10-01
TB WOODS CORP
filed 2004-11-15
CIK 1000227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 1, 2004.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 1, 2004

Common Stock, $.01 par value	5,166,678

Back to Contents

TB WOOD’S CORPORATION
FORM 10-Q – INDEX
October 1, 2004

Back to Contents

Part I. – Financial Information
Item 1. Financial Statements

TB Wood’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended

	October 1,	September 26,	October 1,	September 26,
(in thousands of dollars, except per share amounts)	2004	2003	2004	2003

Net Sales	$25,279	$23,101	$76,819	$70,758
Cost of Sales	19,050	15,967	54,828	48,671

Gross profit	6,229	7,134	21,991	22,087

Selling, general and administrative expense	7,392	6,823	21,782	20,326

Operating (loss) income	(1,163)	311	209	1,761

Other (income) expense:
Interest expense and other finance charges	460	232	1,207	680
Other (income) expense	—	1	—	(169)

Other expense, net	460	233	1,207	511

(Loss) income before provision for income taxes	(1,623)	78	(998)	1,250

(Benefit) provision for income taxes	(277)	22	119	631

Net (loss) income	$(1,346)	$56	$(1,117)	$619

Per share amounts – Basic and Diluted:

Basic net (loss) income per common share	$(0.26)	$0.01	$(0.22)	$0.12

Diluted net (loss) income per common share	$(0.26)	$0.01	$(0.22)	$0.12

Basic weighted average shares of common
stock and equivalent outstanding	5,166	5,156	5,166	5,156

Diluted weighted average shares of common
stock and equivalent outstanding	5,166	5,156	5,166	5,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

TB Wood’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	October 1,	January 2,
(in thousands of dollars, except per share amounts)	2004	2004

ASSETS
Current Assets:
Cash and cash equivalents	$761	$781
Accounts receivable less allowances of $928 at October 1, 2004
and $1,124 at January 2, 2004	15,381	14,067
Inventories	22,381	21,634
Other current assets	3,895	3,590

Total current assets	42,418	40,072

Property, plant and equipment	82,848	82,050
Less accumulated depreciation	57,492	54,848

Net property, plant and equipment	25,356	27,202

Other Assets:
Deferred income taxes	2,604	2,364
Goodwill	5,729	5,654
Other	955	1,115

Total other assets	9,288	9,133

TOTAL ASSETS	$77,062	$76,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$21,652	$53
Accounts payable	8,093	7,169
Accrued expenses	6,851	6,519
Deferred income taxes	1,625	1,550

Total current liabilities	38,221	15,291

Long-term debt, less current maturities	5,932	25,371

Postretirement benefit obligation, less current portion	9,622	10,327

Shareholders’ Equity:
Preferred stock, $.01 par value, 100 shares authorized at October 1, 2004 and
January 2, 2004, and no shares issued or outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 5,639,798 issued; and
5,166,678 and 5,153,553 outstanding at October 1, 2004 and January 2, 2004,
Respectively	57	57
Additional paid-in-capital	27,046	26,910
Retained earnings	1,232	3,764
Accumulated other comprehensive loss	(472)	(610)
Treasury stock at cost	(4,576)	(4,703)

Total shareholders’ equity	23,287	25,418

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,062	$76,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

TB Wood’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended

	October 1,	September 26,
(in thousands of dollars)	2004	2003

Cash flows from Operating Activities:
Net (loss) income	$(1,117)	$619

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,007	4,135
Change in deferred income taxes, net	(165)	841
Other	228	149
Changes in operating assets and liabilities:
Accounts receivable	(1,314)	65
Inventories	(747)	(2,085)
Other current assets	(305)	(264)
Accounts payable	924	257
Accrued and other liabilities	(373)	(152)

Total adjustments	2,255	2,946

Net cash provided by operating activities	1,138	3,565

Cash Flows from Investing Activities:
Capital expenditures	(1,750)	(1,655)
Other	(354)	(439)

Net cash used in investing activities	(2,104)	(2,094)

Cash Flows from Financing Activities:
Proceeds from revolving credit facilities	30,084	34,494
Repayments of revolving credit facilities	(27,900)	(34,700)
Repayments of other long-term debt, net	(24)	(65)
Payments of dividends	(1,393)	(1,407)
Issuance (purchase) of treasury stock, net	41	(619)

Net cash provided by (used in) financing activities	808	(2,297)

Effect of changes in foreign exchange rates	138	994

Net (decrease) increase in cash and cash equivalents	(20)	168
Cash and cash equivalents at beginning of period	781	335

Cash and cash equivalents at end of period	$761	$503

Supplement Disclosure of Cash Flow Information:
Income taxes (refunded)	$(175)	$(282)

Interest paid	$1,190	$710

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Contents

TB Wood’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands of dollars, except per share amounts)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of TB Wood’s Corporation and Subsidiaries (the “Company”) and the results of their operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The Company uses the last-in, first-out (“LIFO”) method of inventory valuation for approximately 73% percent of its inventories. Remaining inventories are accounted for using the first-in, first-out (“FIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of the expected year-end inventory levels and costs. Because these are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. The major classes of inventory consisted of the following:

	October 1,	January 2,
	2004	2004

Finished goods	$15,263	$14,152
Work in process	3,462	4,028
Raw materials	8,817	8,787
LIFO reserve	(5,161)	(5,333)

Inventory value at LIFO	$22,381	$21,634

3.	Shareholders’ Equity

Treasury Stock:

During the nine months ended October 1, 2004 the Company did not purchase any shares for the treasury. Year to date, the number of treasury shares sold to employees under the stock purchase plan was 5,920 shares and the number of shares issued to the Company’s 401(k) retirement plan was 7,205 shares.

Back to Contents

Stock Options:

On February 5, 2004, the Company granted options for the purchase of 103,800 shares of common stock to employees and directors at exercise prices equal to or in excess of market price on the date of grant. On April 27, 2004 the Company granted options for the purchase of 84,000 shares of common stock to employees at exercise prices equal to or in excess of market price on the date of grant. These options vest over three years following the grant and expire on February 5, 2014, and April 27, 2014 respectively.

The Company adopted Financial Accounting Standards Board (FASB) Statement of Accounting Financial Standard (SFAS) No. 123, as amended by SFAS No. 148, as of December 28, 2002 (beginning of Fiscal 2003) to account for stock based compensation cost using the fair value method. The fair value after tax cost of stock based compensation cost was $31 and $27 for the third quarter of 2004 and 2003 respectively, and $84 and $81 for the 2004 and 2003 year to date periods, respectively.

4.	Other Comprehensive Income

Total comprehensive income (loss) for the year to date periods ended October 1, 2004 and September 26, 2003 was as follows:

	Nine Months Ended

	October 1,	September 26,
	2004	2003

Net (loss) income	$(1,117)	$619
Other comprehensive income
Foreign currency translation adjustments	138	994

Total comprehensive (loss) income	$(979)	$1,613

The components of accumulated other comprehensive loss, net of income tax are as follows at the dates indicated:
	October 1,	September 26,
	2004	2003

Aggregate currency translation adjustment	$(472)	$(1,217)

Back to Contents

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares and common equivalent shares if dilutive. The computation of weighted average shares outstanding is as follows:

	Third Quarter Ended

	October 1,	September 26,
	2004	2003

Basic weighted average number of common shares outstanding	5,166	5,156
Shares issueable upon assumed exercise of outstanding stock options	—	—

Diluted weighted average number of common and common equivalent
shares outstanding	5,166	5,156

Outstanding options to purchase 771,001 and 707,660 shares of common stock as of October 1, 2004 and September 26, 2003, respectively, are not included in the above calculation as their effect would be anti-dilutive.

5.	Postretirement Benefit

The components of the net periodic post retirement benefit recognized are as follows:

	Nine Months Ended

	October 1,	September 26,
	2004	2003

Service Cost	$6	$4
Interest Cost	27	120
Amortization of prior service benefit and actuarial gain	(622)	(488)

Net periodic benefit	$(589)	$(364)

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

	Third Quarter Ended		Nine Months Ended

	Oct 1,	Sep 26,	Oct 1,	Sep 26,
	2004	2003	2004	2003

Sales:
Mechanical Segment	$15,619	$13,155	$48,144	$42,549
Electronics Segment	9,660	9,946	28,675	28,209

	$25,279	$23,101	$76,819	$70,758

Operating (loss) income:
Mechanical Segment	$(375)	$419	$1,663	$2,541
Electronics Segment	(788)	(108)	(1,454)	(780)

	$(1,163)	$311	$209	$1,761

Depreciation and Amortization:
Mechanical Segment	$725	$738	$2,171	$2,216
Electronics Segment	329	397	1,033	1,270
Corporate	273	227	803	649

	$1,327	$1,362	$4,007	$4,135

Assets:
Mechanical Segment	$46,492	$43,823	$46,492	$43,823
Electronics Segment	24,287	26,684	24,287	26,684
Corporate	6,283	6,932	6,283	6,932

	$77,062	$77,439	$77,062	$77,439

Expenditures for long-lived assets:
Mechanical Segment	$469	$240	$1,506	$819
Electronics Segment	55	112	173	224
Corporate	19	137	71	612

	$543	$489	$1,750	$1,655

The following table reconciles segment operating income to consolidated income before income taxes for the following periods:

	Third Quarter Ended		Nine Months Ended

	Oct 1,	Sep 26,	Oct 1,	Sep 26,
	2004	2003	2004	2003

Segment operating (loss) income	$(1,163)	$311	$209	$1,761
Interest expense	460	232	1,207	680
Other (income) expense, net	—	1	—	(169)

(Loss) income before provision for income taxes	$(1,623)	$78	$(998)	$1,250

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table, derived from the Company’s condensed consolidated financial statements, presents selected elements of the Company’s operating results, and the changes thereto, for the third quarter of the current and the immediately preceding year. Amounts presented in Item 2 are in thousands of dollars, unless otherwise indicated.

	Third Quarter Ended

	Oct 1, 2004	Sep 26, 2003	Dollar Change	% Change

Sales
Mechanical Segment	$15,619	$13,155	$2,464	18.7%
Electronics Segment	9,660	9,946	(286)	(2.9)%

Total Sales	$25,279	$23,101	$2,178	9.4%

Cost of Sales
Mechanical Segment	$12,176	$9,290	$2,886	31.1%
Electronics Segment	6,874	6,677	197	3.0%

Total Cost of Sales	$19,050	$15,967	$3,083	19.3%

Gross Profit
Mechanical Segment	$3,443	$3,865	$(422)	(10.9)%
Electronics Segment	2,786	3,269	(483)	(14.8)%

Total Gross Profit	$6,229	$7,134	$(905)	(12.7)%

Selling, General and Administrative (SG&A) Expense	$7,392	$6,823	$569	8.3%

Sales
Mechanical Segment	61.8%	56.9%
Electronics Segment	38.2%	43.1%

Total Sales	100.0%	100.0%

Cost of Sales as a Percentage of Sales
Mechanical Segment	78.0%	70.6%
Electronics Segment	71.2%	67.1%
Total Cost of Sales	75.4%	69.1%

Gross Profit as a Percentage of Sales
Mechanical Segment	22.0%	29.4%
Electronics Segment	28.8%	32.9%
Total Gross Profit	24.6%	30.9%

SG&A Expense as a Percentage of Sales	29.2%	29.5%

Back to Contents

The following table, derived from the Company’s condensed consolidated financial statements, presents selected elements of the Company’s operating results, and the changes thereto, for the first nine months of the current and the immediately preceding year.

	Nine Months Ended

	Oct 1, 2004	Sep 26, 2003	Dollar Change	% Change

Sales
Mechanical Segment	$48,144	$42,549	$5,595	13.1%
Electronics Segment	28,675	28,209	466	1.6%

Total Sales	$76,819	$70,758	$6,061	8.6%

Cost of Sales
Mechanical Segment	$35,298	$29,583	$5,715	19.3%
Electronics Segment	19,530	19,088	442	2.3%

Total Cost of Sales	$54,828	$48,671	$6,157	12.7%

Gross Profit
Mechanical Segment	$12,846	$12,966	$(120)	(0.9)%
Electronics Segment	9.145	9,121	24	0.3%

Total Gross Profit	$21,991	$22,087	$(96)	(0.4)%

Selling, General and Administrative (SG&A) Expense	$21,782	$20,326	$1,456	7.2%

Sales
Mechanical Segment	62.7%	60.1%
Electronics Segment	37.3%	39.9%

Total Sales	100.0%	100.0%

Cost of Sales as a Percentage of Sales
Mechanical Segment	73.3%	69.5%
Electronics Segment	68.1%	67.7%
Total Cost of Sales	71.4%	68.8%

Gross Profit as a Percentage of Sales
Mechanical Segment	26.7%	30.5%
Electronics Segment	31.9%	32.3%
Total Gross Profit	28.6%	31.2%

SG&A Expense as a Percentage of Sales	28.3%	28.7%

The principal reason for the sales increase has been the effect of the economic recovery that began in the second half of fiscal 2003 and has continued through the third quarter of 2004. In addition to the effect of general economic conditions on the Company’s revenues, the buying patterns and inventory management practices of one of the Company’s major customers have significantly influenced the timing of the Company’s revenues. Year to date 2003 revenues were adversely affected when significant 2002 year-end purchases by the Company’s largest customer were followed by reduced buying in the first nine months of 2003. While a similar buying pattern by this customer occurred at the end of fiscal 2003 and during the first nine months of 2004, the general economic recovery, particularly its effect on demand for the Company’s mechanical products, has helped to avert a similar slowdown in shipments in the current quarter and nine months ended October 1, 2004.

Back to Contents

Mechanical Business sales increased $2,464, or 18.7% over the prior year’s third quarter. Increased volume accounted for approximately 14.0% of this increase, with the remainder of the increase attributable to higher pricing. Electronics Business sales decreased $(286) or (2.9%), primarily from lower volumes (7.6%), offset by increased pricing of 1.8% and favorable currency translations of 2.9%. Overall, consolidated revenue increased by 9.4% of which 4.6% was due to increased volumes, 3.3% was due to increased pricing, and 1.5% was due to favorable currency translation. The Company announced an average 3.0% price increase at the beginning of the year, and followed up with another increase in mid-second quarter to partially offset escalating material costs, particularly for scrap metal and steel-related products.

Year to date sales rose at the rate of 8.6% through the third quarter. Of this increase 3.5% was due to increased volume, 3.1% to increased prices, and 2.0% to favorable currency translation.

Total Company gross profit as a percent of net sales for the third quarter declined to 24.6% from 30.9% in the third quarter of 2003. The major reasons for this decline were non-recurring costs associated with the Trenton, TN plant closure (3.0%); higher raw material costs (2.0%); the unfavorable impact of lower fixed cost absorption (3.0%); and a provision for obsolescence (1.0%) offset by the effect of price increases 3.0%. The Company’s Mechanical Division reported gross profits of $3.4 million, or 55.3% of total gross profit, while the Electronics Division contributed $2.8 million of gross profit, or 44.7% of total gross profit. The gross profit margin for the Mechanical Division declined due to the non-recurring costs associated with the Trenton, TN plant closure, higher raw material costs and lower absorption of fixed costs due to lower production levels. The Electronic gross profit margin declined primarily due to lower fixed cost absorption and provision for obsolescence.

Year to date gross profit margins declined from 31.2% a year ago to 28.6%. Mechanical Products margins decreased from 30.5% to 26.7%, largely because of higher material costs and $1.4 million of expenses and productivity losses related to the closing of the Trenton, TN plant offset in part by margin gains associated with price increases. While moderating downward slightly in the second quarter, scrap metal prices and other steel-based material costs escalated to new highs in the third quarter of 2004. In addition, 2003 results reflected savings associated with temporary work furloughs and benefit costs reductions, principally in the first quarter of 2003 when production was at a much lower rate than current operating levels. Electronics Products margins declined slightly from 32.3% to 31.9% when compared to the first nine months of 2003 due primarily to a provision for obsolescence offset by improved product pricing and favorable currency translation.

Selling, general and administrative (SG&A) expenses declined to 29.2% of sales in the third quarter of 2004 as compared to 29.5% in the third quarter of 2003. In the first nine months of 2004, SG&A expenses declined to 28.3% of sales compared to 28.7% in 2003 principally due to the fixed nature of such costs relative to the increased revenue levels. Actual SG&A expenses increased by $569 in the third quarter of 2004, largely due to costs related to the restructuring of the marketing and sales organization principally serving the Electronics Division, and increased by $1,456 in the first nine months of 2004, as compared to the same period of 2003 primarily as a result of the aforementioned restructuring costs and increased costs related to higher volumes, notably freight costs. 2003 year to date SG&A benefited from $473 of non-recurring savings associated with the termination of a supplemental retirement plan for senior executives and $272 of savings related to reduced costs from employees foregoing salaries during March 2003. SG&A expenses reflect a benefit of $194 and $589 for the quarter and nine months ended October 1, 2004 compared to $30 and $91 for the corresponding periods of the prior year in connection with the deferred recognition of gains associated with changes to post-employment healthcare obligations (see Note 5).

Significant material cost increases and additional planned spending in 2004 related to the closure of the Trenton plant, along with other costs mentioned above, resulted in a loss as compared to income in the corresponding prior periods. 2004 results were affected by these items, and on a comparative basis, 2003 results reflect non-recurring savings attributable to benefit reductions and work furloughs.

Back to Contents

Interest expense is the primary component of other expenses and was $460 in the third quarter of 2004 compared to $232 for the same period in 2003. This increase was caused by higher interest rates incurred by the Company as a result of amending its primary borrowing agreement, as well as higher borrowing levels in 2004 necessary to fund increased working capital needs associated with business growth. Income taxes remain at rates higher than statutory rates primarily due to operating losses at the Company’s Mexican operations that do not currently yield any Mexican income tax benefits. Higher interest expense contributed to the decline in net income in the third quarter of 2004 compared to the same quarter in the preceding year. Net loss in the third quarter of 2004 was $(1,346), or $(0.26) per share, compared to net income of $56 or $0.01 per share in the third quarter of 2003. Net loss for the nine months ended October 1, 2004 was $(1,117), or $(0.22) per share, compared to net income of $619, or $0.12 per share for the comparable period of 2003.

Liquidity and Capital Resources:

At October 1, 2004 the Company’s debt obligations totaled $27.6 million, compared to $25.4 million at January 2, 2004. Borrowings at October 1, 2004 include $21.4 million of revolving credit under the terms of a $36 million secured revolving credit facility (the “Facility”). In addition, the Company owes $5.3 million of revenue bonds, and $0.9 million for other borrowings. The revenue bonds are supported by letters of credit issued under the terms of the Facility that expire in April 2005. At January 2, 2004 the Company had borrowed $19.4 million in revolving term debt under the Facility, owed $5.3 million in tax-exempt revenue bonds, and had $0.7 million of other borrowings. After taking into consideration approximately $1.7 million of additional letters of credit that serve as collateral for long-term workers compensation risk exposures, the Company had approximately $7.6 million of available borrowing capacity under the Facility at October 1, 2004.

In February 2004, the Company amended the Facility to extend its maturity date to January 10, 2005 and provide the Company additional flexibility under certain of the financial covenants as the Company takes steps to negotiate a longer term financing agreement. The amendment granted the lenders security over substantially all of the Company’s United States assets, reduced the maximum amount of the Facility from $46 million to $36 million, and increased stated borrowing rates approximately 0.5% (the Company’s effective borrowing rate under the Facility was approximately 4.77% on October 1, 2004).

In addition, borrowings are subject to the satisfaction of certain financial covenants. As a result of the Company’s performance in the third quarter of 2004, the Company is in non-compliance with certain of the Facility’s financial covenants. Given the fact that the Facility expires in January 2005 and the Company is continuing discussions with its current lenders and other sources of debt financing to secure long-term financing commitments beyond January 2005, the Company has not obtained a waiver of covenant non-compliance or an amendment of the Facility at this time. Any modification to the Company’s principal borrowing arrangement is expected to lead to higher borrowing costs, a reduction in credit available under the facility, and accelerated repayment terms for a portion of the Company’s indebtedness.

The Company has generated positive cash flows from operations in each of the last five years ended January 2, 2004 as well as during the first nine months of fiscal 2004 during which the Company generated $1.1 million from its operating activities. Cash from operations in 2004 is primarily attributable to non-cash charges for depreciation and amortization exceeding cash used by an operating loss, reduced by increases in working capital including $1.3 million of increased trade receivables and $0.7 million of increased inventory. The increase in trade receivables arose in part from increased sales in the first nine months of 2004, as well as a lower than normal level of trade credit outstanding at the beginning of the period due to a $2.2 million accelerated payment on trade receivables just prior to the beginning of the current fiscal year. The investment in inventories has occurred to support expanded revenue levels and the transition of production from the Company’s Trenton, Tennessee facility to other operating locations. The Company also used approximately $1.7 million for capital expenditures during the first nine months of 2004 and 2003, levels that management considers sufficient to maintain existing operations and support new product introductions, improve product quality, and reduce operating costs. These uses of cash were funded primarily through increases in the revolving line of credit.

Back to Contents

The Company paid $1.4 million of dividends in each of the first nine months of 2004 and 2003. The Company did not declare a dividend for the third quarter of 2004. The Company’s ongoing ability to declare and pay dividends is ultimately dependent upon its ability to operate at profitable levels, and demonstrate compliance with its revolving credit agreement.

The Company’s working capital at October 1, 2004 as compared to January 2, 2004 was significantly lower primarily due to the classification of $21.4 million of United States revolving credit obligations at October 1, 2004 as a current liability. Because the Facility has a stated maturity date within twelve months of the balance sheet date, the direct borrowings have been classified as current obligations in the October 1, 2004 balance sheet. By comparison at January 2, 2004, $19.4 million of the Facility and $5.3 million of industrial revenue bonds were classified as long-term liabilities because of maturity dates extending one year beyond the balance sheet date. The Company’s ability to make scheduled payments of principal and interest on, or refinance, its indebtedness and fund planned capital expenditures will depend on its ability to generate cash in the future. This is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control. Based upon our current and anticipated levels of operating performance, the Company believes that the combination of cash generated by operations, available borrowing capacity and the Company’s ability to obtain additional long-term indebtedness in the current state of the secured lending markets, is adequate to finance the Company’s operations for the foreseeable future.

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

Impairment of Goodwill and Long Lived Assets: The Company periodically evaluates the realizable value of long-lived assets including property, plant and equipment, relying on a number of factors including operating results, budgets, economic projections, and anticipated future cash flows. The Company’s past business acquisitions resulted in the recognition of goodwill, which may result in future impairment expenses. The Company’s other intangible assets which primarily consist of product application software, affects the amount of future period amortization expense. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the Company’s consolidated financial statements.

Revenue Recognition: The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The Company establishes allowances to cover anticipated doubtful accounts, sales discounts, product warranty, and returns based upon historical experience. Shipping and handling costs charged to customers are included as a component of net sales. Shipping and handling costs incurred totaling $4,981 and $4,342 for the nine months ended October 1, 2004 and September 26, 2003, respectively, are included as a component of selling, general and administrative expenses.

Postretirement Benefit Obligation: The Company, in consultation with an actuarial firm specializing in the valuation of postretirement benefit obligations, selects certain actuarial assumptions to base the estimate of the actuarial valuation of such obligations, such as the discount rate (interest rate used to determine present value of obligations payable in the future), initial health care cost trend rate, the ultimate cost care trend rate, and mortality tables to determine the expected future mortality of plan participants. To the extent that the actual rates and mortality vary from the assumptions used to determine the present actuarial valuation of these postretirement benefits, additional provision for expense may be necessary.

Income Taxes: Under the requirements of SFAS No. 109, “Accounting for Income Taxes,” the Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has not recognized any income tax benefit related to the income tax losses currently being incurred by its Mexican subsidiary because there is uncertainty as to whether that subsidiary will realize those benefits in the future. As the Mexican subsidiary realizes these income tax benefits in the future, a reduction of income taxes will be recognized. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to deferred tax assets and liabilities.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks since the 2003 Annual Report to Shareholders, except for the significant volatility and the increase in the costs of scrap steel and certain other steel based raw materials used by the Company in its mechanical segment manufacturing operations during 2004. Management has taken steps to offset the effect of these cost increases through announced price increases for its mechanical products in the marketplace, and is continuing to monitor the need for additional price increases or surcharges in the future. However, there can be no assurance that the Company will be able to raise prices sufficiently to offset future cost increases due to competitive conditions in the marketplace for its mechanical products.

Back to Contents

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As of October 1, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. “Disclosure controls and procedures” are defined in Exchange Act Rule 13a-15. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company’s periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in the achieving the stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls: There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of their last evaluation.

Part II. – Other Information

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Funds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

	31.1	Certification of Principal Executive Officer required by 13a-14(a)
	31.2	Certification of Principal Financial Officer required by 13a-14(a)
	32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

Back to Contents

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on November 12, 2004

Date November 15, 2004	TB WOOD’S CORPORATION

	By:	/s/Joseph C. Horvath
JOSEPH C. HORVATH Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)