Form 10-K
period 2004-12-31
TB WOODS CORP
filed 2005-03-29
CIK 1000227

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes[ ] No[X]

As of March 1, 2005, there were 5,175,674 shares of the registrant's common stock outstanding and the aggregate market value of voting stock held by non-affiliates of the registrant on that date was $21,160,688.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                              TB WOOD'S CORPORATION

                    FISCAL YEAR 2004 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I................................................................................................   3
   Item 1.   Business.................................................................................   3
   Item 2.   Properties...............................................................................   7
   Item 3.   Legal Proceedings........................................................................   7
   Item 4.   Submission of Matters to a Vote of Security Holders......................................   8

PART II...............................................................................................   8
   Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters....................   8
   Item 6.   Selected Financial Data..................................................................   8
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation.....   9
   Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...............................  17
   Item 8.   Financial Statements and Supplementary Date..............................................  18
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....  37
   Item 9A.  Evaluation of Disclosure Controls and Procedures.........................................  37
   Item 9B.  Other Information........................................................................  37

PART III..............................................................................................  37
   Item 10.  Directors and Executive Officers of the Registrant.......................................  37
   Item 11.  Executive Compensation...................................................................  37
   Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................  37
   Item 13.  Certain Relationships and Related Transactions...........................................  37
   Item 14.  Principal Accountant Fees and Services...................................................  37

PART IV...............................................................................................  37
   Item 15.  Exhibits and Financial Statement Schedules...............................................  37

SIGNATURES............................................................................................  41

Exhibits..............................................................................................  42

ITEM 1. BUSINESS

GENERAL

TB Wood's Corporation (the "Company" or "TB Wood's") is an established designer, manufacturer and marketer of electronic and mechanical industrial power transmission products. The Company's products are sold to North American and international manufacturers and users of industrial equipment. Headquartered in Chambersburg, Pennsylvania, the 148 year-old business operates seven manufacturing and six distribution facilities with approximately 900 employees in the United States, Canada, Mexico, Germany, Italy, and India. The Company has a network of more than 1,000 select independent and multi-branch distributors with over 3,000 locations in North America.

The Company's Internet website address is WWW.TBWOODS.COM. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

HISTORY

TB Wood's Incorporated, the Company's principal operating subsidiary which was founded in 1857, entered the power transmission industry in 1900 and was incorporated in 1906 in Pennsylvania as T.B. Wood's Sons Company. TB Wood's Corporation was incorporated in 1995 to acquire the outstanding common stock of TB Wood's Incorporated. The Company classifies its industrial power transmission business into two segments, mechanical and electronics.

Since entering the electronics industrial power transmission business segment in 1968 the Company has introduced new electronic products and product line extensions and currently has 14 active electronic product families. Four of these introductions have occurred within the last four years. Most of these include extensions to our line of full-featured electronic variable frequency drives ("VFD") for controlling the speed of alternating current ("AC") induction motors, and a new micro sized VFD family. In 2001, the Company introduced a National Sanitation Foundation certified drive for use in Food Area Splash Zone applications. The Company has continued its focus on cost-effective VFDs for industrial Original Equipment Manufacturer ("OEM") applications. Since 1992, the Company has introduced ten new mechanical products and product line extensions, including three mechanical belted drive products, four new coupling products, and gearboxes as a component of its mechanical business segment.

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

                                   2004                           2003                           2002
                       ---------------------------    ---------------------------    ---------------------------
                         Net Sales          %           Net Sales          %           Net Sales          %
                       ------------   ------------    ------------   ------------    ------------   ------------
Electronics            $       37.8           37.2%   $       38.1           39.5%   $       38.9           37.3%

Mechanical                     63.7           62.8%           58.3           60.5%           65.5           62.7%
                       ------------   ------------    ------------   ------------    ------------   ------------
              Totals   $      101.5          100.0%   $       96.4          100.0%   $      104.4          100.0%
                       ============   ============    ============   ============    ============   ============

ELECTRONIC PRODUCT OFFERING

The Company designs and manufactures AC electronic VFDs, Direct Current ("DC") electronic motor controllers, and integrated electronic drive systems that are marketed throughout North America and internationally. These products are used to control the speed, acceleration and other operating characteristics of electric motors in manufacturing processes. The Company's standard AC electronic VFD products, which represent most of its net sales of electronic drive product offering, are programmable to meet the needs of specific applications with particular strengths in food processing, materials handling, HVAC, oil production, textile/fibers, packaging, furniture making, and general machinery applications. The Company's electronic products are designed to meet both North American and European electrical standards. In 2004, the Company introduced a new line of SE1/SW1 "micro drive" products to complement our existing product line. In addition, considerable investment was made in the development of a new generation of VFD that was jointly designed by our U. S. and European engineers to reduce development time and costs and increase adaptability to either market. The Company's integrated electronic drive systems consist of uniquely configured AC and/or DC electronic VFDs, programmable logic controllers, in-house designed custom printed circuit boards, and software. These systems are built in custom enclosures to meet the requirements of specific applications.

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

The Company operates central distribution centers in Chambersburg, Pennsylvania; Reno, Nevada; Stratford, Ontario; and Mexico City, Mexico and regional distribution centers in Dade City, Florida; Montreal, Quebec; Edmonton, Alberta; Marienheide, Germany; Naturns, Italy; and Bangalore, India.

The Company's products are manufactured to maintain stock inventories and to meet forecasts from specific customers. On-time delivery is important. Order backlogs are generally less than one month's customer shipments and are not considered to be material in amount.

CUSTOMERS

The OEM market is served directly by the Company and through industrial distributors. The replacement market for the Company's products is served primarily through industrial distributors. The Company's OEM customers include a number of Fortune 500 companies. The Company's distributors include, among others, Motion Industries and Kaman Industrial Technologies, who are among the largest distributors in the industrial power transmission industry. Management believes that the Company is one of the leading suppliers of power transmission products, based on sales volume, to its distributors. The Company's five largest customers accounted for approximately 33 %, 35% and 40% of the Company's consolidated revenue for fiscal years 2004, 2003 and 2002, respectively. One such customer, an industrial distributor with a large diversified customer base, accounted for approximately 15%, 18% and 25% of the Company's consolidated revenue for fiscal 2004, 2003 and 2002, respectively.

COMPETITION

The industrial power transmission industry is highly competitive. Competition in the AC and DC electronic drive product categories is based on product performance, physical size of the product, tolerance for hostile environments, application support, availability, and price. The Company's competitors in these electronic product categories include large multi-national companies in North America, Europe, and Asia, as well as many small, domestic niche manufacturers. The integrated electronic drive system market is driven by increased demand from end users for greater productivity and process control. This market includes sales of products used in the maintenance and replacement of existing systems, upgrades to existing systems, and new capacity expansion. Competition is based on process knowledge and engineering, software design, product durability, and price. Major systems competitors include Asea Brown Boveri (ABB), Rockwell Automation (Allen Bradley and Reliance Electric), Siemens Corp, and Yaskawa. The Company competes with several divisions of large industrial companies as well as many small to mid-sized independent companies in the mechanical product category. Competition in the mechanical product offering is based on availability, quality, price, product line breath, engineering, and customer support. The Company's most significant competitors in the mechanical product category include Rockwell Automation, Inc. (Dodge), Emerson Electric Co., Martin Sprocket & Gear, Inc., Rexnord Industries, Inc., and Lovejoy, Inc. Management believes that there are no significant foreign competitors in the North American mechanical product market because of a fragmented customer base, prohibitive freight costs as compared to selling price, and difficult access to existing distribution channels.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include the development of new products, the testing of products, and the enhancement of manufacturing techniques and processes. The Company's annual expenditures for research and development (including royalties and payments to third parties) were $2.3 million for 2004, $2.4 million for 2003, and $2.9 million for 2002 which as a percent of net sales during the last three fiscal years have been 2.3 % for 2004, 2.5% for 2003, and 2.8% for 2002. The Company utilizes its Technology Center located in its Chambersburg facility to make the research and development investment more productive by making it easier for engineers to share insights and collaborate on projects. Electronic drive research is also conducted at its subsidiary in Italy, and electronic drive system research is conducted at its electronic systems assembly facility in Chattanooga, TN.

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

The principal raw materials used in the Company's mechanical manufacturing operations are various types of scrap steel, including pig iron, metal stampings, castings, forgings and powdered metal components. The Company also designs, tools and out-sources special components made of aluminum, powdered metal, and polymers. The Company purchases the materials used in its mechanical manufacturing operations from a number of suppliers, and management believes that the availability of its materials is adequate and not significantly dependent on any one supplier. Scrap metal prices increased substantially throughout 2004, from an average of $166 per ton during 2003 to $324 per ton for 2004. At December 31, 2004 the price of scrap metal was $420 per ton compared to $190 per ton a year earlier. In addition, other steel-based materials increased in cost during 2004. As a result, the Company implemented three price increases for its mechanical products during 2004 to partially offset these rapidly escalating costs.

PATENTS AND TRADEMARKS

The Company owns patents relating to its coupling, composite, synchronous drive, open belted variable speed drive, electronic drive, and clutch/brake product lines. The Company also owns several patents relating to the design of its products. From time to time, the Company will grant licenses to others to use certain of its patents and will obtain licenses under the patents of others. In addition, the Company owns or has the right to use, registered United States trademarks for the following principal products: Sure-Flex(R), Formflex(R), Ultra-V(R), Roto-Cone(R), Var-A-ConeTM, True TubeTM, AmbiTech(TM), E-trAC(R), Ultracon(R), FiberlinkTM, Dura-Flex(R), Disc-O-Torque(R), E-FLOW(R), E-Trol(R), IMD(R), NLS(R), Petro-trAC(R), Roto-Cam(R), S-trAC(R), Sure-Grip(R), Volkman(R), All-Pro(R), Superstart(R), Truetube(R), Wood's@Work(R), QT Power Chain(R), Win-Trac(R) and PDA-Trac(R).

EMPLOYEES

As of December 31, 2004 the Company employed approximately 900 people. The National Metal Workers' Union of Mexico represents approximately 160 production employees in the Company's Mexican facilities pursuant to collective bargaining agreements expiring in February 2006. At its Stratford, Ontario facility five employees are represented by the United Steelworkers of America pursuant to a collective bargaining agreement that expires in January 2007. The Company offers training programs to improve employees' operating, management and team-building skills.

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

When the Company acquired the Mt. Pleasant Facility from Dana Corporation in 1993, the Asset Purchase Agreement (the "Asset Purchase Agreement") included an environmental indemnity provision. Pursuant to this provision, Dana Corporation agreed to indemnify the Company with respect to any environmental liabilities to the extent they arose out of environmental conditions first occurring on or before the closing date, including the presence or release of any hazardous substances at, in, or under the Mt. Pleasant Facility and with respect to the identification of the Mt. Pleasant Facility on the Michigan list of inactive hazardous waste sites. The Dana Corporation is conducting a limited remediation with respect to volatile organic compounds found in soils and groundwater. The Company has not been notified by the Michigan Department of Natural Resources or any other governmental agency or person that it has any responsibility for investigating or remediating such environmental conditions. Although the Company has no reason to believe Dana Corporation cannot fulfill its remediation and indemnification obligations under the Asset Purchase Agreement, if Dana Corporation is unable to fulfill such commitments, the Company may incur additional costs.

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

RECENT DEVELOPMENTS

In January 2005, the Company entered into a new secured lending arrangement which is more fully described in footnote 4 "Debt" to the consolidated financial statements.

The Company continues to evaluate its operating locations to ensure that it can achieve the maximum amount of efficiencies. As noted below, the Company has closed facilities that it believed were no longer necessary and consolidated the manufacturing operations of its Stratford, Ontario, Canada ("Stratford"), Mexico City, Mexico and Trenton, Tennessee facility ("Trenton") to other locations, principally its San Luis Potosi, Mexico facility where it has recently enhanced its manufacturing capabilities in a new state of the art manufacturing facility. The Company has also been fortunate to recruit and hire two new executives with substantial experience in the manufacturing and distribution industries. The Company believes that it has the manufacturing capabilities and geographic presence, and is continuing to build its management team, to be successful in the future.

In September 2004, the Company closed its manufacturing plant located in Trenton as part of its cost reduction plan for its Mechanical Division. Substantially all of the equipment used in the operations of the Trenton facility has been transferred to other machining facilities operated by the Company. Management believes this relocation will have a positive competitive effect on the Company's ability to produce certain of its Mechanical Division product offerings. Costs incurred in connection with this plant shutdown approximated $1.5 million and were principally recognized during the second half of 2004. These costs primarily consisted of "stay-pay" incentives, equipment relocation expenses, and additional costs associated with the relocation of operations, including training and technical assistance for new employees. At this time, operations have normalized, and the Company does not foresee any significant future costs associated with the Trenton plant closure.

In April 2004, the Company appointed William T. Fejes, Jr. President and Chief Executive Officer and a Company director. Upon Mr. Fejes' employment, James R. Swenson was appointed to the position of Chairman of the Board of Directors.

In November 2003, Michael L. Hurt, the Company's former President and Chief Executive Officer retired from the Company and James R. Swenson, a director of the Company was appointed Interim President and Chief Executive Officer. In September 2003, Thomas F. Tatarczuch, the Company's former Vice President, Finance retired from the Company and Joseph C. Horvath was appointed as Vice President and Chief Financial Officer of the Company.

Also during 2003 the Company relocated its manufacturing operations formerly conducted in Mexico City to San Luis Potosi, Mexico. It continues to maintain its finished goods warehouse, sales, and customer service operations for the Latin American market in Mexico City. Certain of the manufacturing activities associated with the Mexico City operations have been outsourced to local suppliers. The closure costs of the Mexico City operations approximated $250,000.

In January 2002, the Company closed its manufacturing operations located in Stratford, which affected 27 employees. The Company continues to maintain its distribution facility at that location to service the Canadian marketplace. The Company recorded $275,000 of restructuring charges, including severance, related to this closing during the First Quarter of fiscal 2002.

ITEM 2. PROPERTIES

The Company owns and operates the following facilities:

Location                       Operations                                                 Sq. Feet
--------------------------     -------------------------------------------------------    --------
Chambersburg, Pennsylvania     Foundry production of iron; manufacturing, engineering      440,000
                                 and central distribution of mechanical and electronic
                                 products; and corporate headquarters.
Scotland, Pennsylvania         Manufacturing of electronic products.                        51,300
Stratford, Ontario, Canada     Central distribution and administrative offices for          46,000
                                 Canada.
San Marcos, Texas              Manufacturing and engineering of mechanical products.        51,000
Mt. Pleasant, Michigan         Manufacturing of mechanical products.                        30,000
Chattanooga, Tennessee         Manufacturing, engineering, and sales of integrated          60,000
                                 electronic drive systems.
Trenton, Tennessee             Manufacturing Plant held for sale                            60,000

In addition, the Company leases manufacturing facilities in San Luis Potosi, Mexico (71,800 sq. ft.); Naturns, Italy (19,500 sq. ft.); and Bangalore, India (4,500 sq. ft.). The Company also leases distribution facilities in Reno, Nevada; Marienheide, Germany; Montreal, Quebec and Edmonton, Alberta in Canada; and Mexico City, Mexico, and uses a contract warehouse in Dade City, Florida. The Company believes that its facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various legal actions arising in the ordinary course of business. The Company does not believe that the outcome of any of these actions will have a materially adverse affect on the consolidated financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted for a vote of the security holders during the fiscal quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company is traded on NASDAQ under the symbol "TBWC". The high and low prices as reported by the NASDAQ National Market for the Common Stock, and dividends paid on Common Stock, during the period from December 28, 2002 through December 31, 2004 were as follows:

                                         Price             Dividends
                                   ----------------    -----------------
                                    High      Low      Declared    Paid
                                   ------    ------    --------    -----
Fiscal Year 2003    1st quarter    $ 7.12    $ 4.00    $    .09    $ .09
                    2nd quarter      7.22      4.25         .09      .09
                    3rd quarter      9.21      6.50         .09      .09
                    4th quarter      9.23      7.60         .09      .09

Fiscal Year 2004    1st quarter    $ 9.00    $ 8.09    $    .09    $ .09
                    2nd quarter      9.00      6.21         .09      .09
                    3rd quarter      8.04      5.27         .09      .09
                    4th quarter      6.78      5.10           -        -

On March 1, 2005, there were 156 shareholders of record of the Company's Common Stock and the closing sales price was $6.59 per share. The Company suspended the payment of dividends for the fourth quarter of 2004. The declaration of any dividend, including the amount thereof, is at the discretion of the Board of Directors of the Company, and will depend on the Company's then current financial condition, results of operations, capital requirements, compliance with loan agreements and such other factors as the Board of Directors deems relevant.

There were no sales of unregistered securities during the period of January 3, 2004 through December 31, 2004.

On April 23, 2002, the shareholders approved an amendment of the corporate charter reducing the number of shares of preferred stock the Company is authorized to issue from 5,000,000 to 100 and reducing the number of shares of common stock the Company is authorized to issue from 40,000,000 to 10,000,000. On the same date, the shareholders also approved an increase of 500,000 shares of common stock available for use under the 1996 Stock Based Incentive Compensation plan.

Information regarding the Company's equity compensation plans is set forth in the Company's Proxy Statement for the 2005 Annual Meeting in the Section entitled "Other Forms of Compensation" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and operating data for the Company for each of the five years through fiscal year 2004 and have been derived from the Company's financial statements which have been audited by the Company's independent registered public accounting firm. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation."

The Company's 52/53-week fiscal year ends on the Friday closest to the last day of December. Fiscal year-ends were as follows:

                    2004                     December 31, 2004
                    2003                     January 2, 2004
                    2002                     December 27, 2002
                    2001                     December 28, 2001
                    2000                     December 29, 2000

Fiscal year end 2004 was a 52 week year while fiscal year 2003 was a 53 week year. In 2004, the Company adopted a policy to change its fiscal year to a calendar year, effective with the calendar year commencing January 1, 2005. This change is not expected to have a material affect on the Company's reported results of operations.

SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                 Fiscal Year                         2004         2003          2002          2001         2000
---------------------------------------------     ----------   ----------    ----------    ----------   ----------
Net sales                                         $  101,515   $   96,415    $  104,383    $  108,805   $  134,357

Gross profit                                          27,723       29,397        33,145        37,037       48,500
Selling, general and administrative expense           28,371       28,635        29,178        31,010       34,300
Non- recurring gain on benefit plan curtailment        9,258            -             -             -            -
Minority interest                                          -            -           151         1,147        1,554
Operating income                                       8,610          762         3,816         4,880       12,646

Net income (loss)                                 $    4,618   $     (360)   $   (1,050)   $    2,906   $    6,145
                                                  ==========   ==========    ==========    ==========   ==========
Cash Flow
   Cash provided by operations                    $    4,200   $    2,589    $   12,450    $   13,291   $   13,758
   Capital expenditures                           $    2,009   $    2,227    $    3,481    $    4,110   $    7,712

Adjusted working capital (1)                      $   23,789   $   24,834    $   20,955    $   26,315   $   31,430
Total assets                                      $   69,370   $   76,407    $   77,576    $   87,632   $  102,660

Current portion of long-term debt                 $    7,605   $       53    $   18,363    $      843   $      258
Long-term debt, less current portion                  16,708       25,371         5,436        27,802       33,661
                                                  ----------   ----------    ----------    ----------   ----------
Total debt                                        $   24,313   $   25,424    $   23,799    $   28,645   $   33,919
                                                  ==========   ==========    ==========    ==========   ==========

Shareholders' equity                              $   29,735   $   25,418    $   26,413    $   28,445   $   30,092
Per Share Data
   Net (loss) income                              $     0.89   $    (0.07)   $    (0.20)   $     0.54   $     1.12
   Cash dividends paid                            $     0.27   $     0.36    $     0.36    $     0.36   $     0.36
Weighted average shares outstanding                    5,166        5,180         5,232         5,355        5,473

(1) Adjusted working capital is total current assets less current liabilities excluding the current portion of long-term debt shown above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a worldwide manufacturer of mechanical and electronic products used in the process of power transmission for industrial and other commercial applications. Fiscal year 2004 reflected a significant rebound in the Company's marketplace, particularly for its Mechanical Division products, following a prolonged slump in the industrial markets that began in the second half of 2000. At the same time, the Company experienced significant volatility and upward cost pressure for its primary raw materials (scrap steel) and ancillary steel-based components used in the manufacture of these products, incurring approximately $1.7 million of additional scrap metal costs compared to the preceding year.

The Company continued to address cost reduction initiatives and alignment of its production capacity with market needs. The closure cost of the Company's Trenton facility approximated $1.5 million in 2004, but is expected to have a payback of less than two years through utilization of lower cost facilities and elimination of excess overhead costs. Management remains focused on ways to better utilize the Company's worldwide productive capacity as well as leverage its technical capabilities to add more value to the Company's products and services. In 2004, the Company implemented measures designed to emphasize "lean" manufacturing practices on a global basis, and participation by a majority of Company employees is expected in 2005.

The following tables, derived from the Company's audited consolidated financial statements, present selected elements of the Company's operating results, and the changes thereto, for each of the two most recent years compared to the results for the immediately preceding year. Fiscal 2004 represents a 52 week year, while fiscal 2003 represents a 53 week year, and 2002 was a 52 week year.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED JANUARY 2, 2004

(in thousands)

                                                   2004         2003      Dollar Change     % Change
                                                ----------   ----------   -------------    ----------
SALES
  Mechanical Business                           $   63,732   $   58,343   $       5,389           9.2%
  Electronics Business                              37,783       38,072            (289)         (0.8%)
                                                ----------   ----------   -------------    ----------
    Total Sales                                 $  101,515   $   96,415   $       5,100           5.3%

COST OF SALES
  Mechanical Business                           $   47,788   $   40,942   $       6,846          16.7%
  Electronics Business                              26,004       26,076             (72)         (0.3%)
                                                ----------   ----------   -------------    ----------
    Total Cost of Sales                         $   73,792   $   67,018   $       6,774          10.1%

GROSS PROFIT
  Mechanical Business                           $   15,944   $   17,401   $      (1,457)         (8.4%)
  Electronics Business                              11,779       11,996            (217)         (1.8%)
                                                ----------   ----------   -------------    ----------
    Total Gross Profit                          $   27,723   $   29,397   $      (1,674)         (5.7%)

SELLING GENERAL AND ADMINISTRATIVE EXPENSES     $   28,371   $   28,635   $        (264)         (0.9%)

SALES, AS A PERCENTAGE OF TOTAL SALES
  Mechanical Business                                 62.8%        60.5%
  Electronics Business                                37.2%        39.5%
                                                ----------   ----------
    Total Sales                                      100.0%       100.0%

COST OF SALES AS A PERCENTAGE OF SALES
  Mechanical Business                                 75.0%        70.2%
  Electronics Business                                68.8%        68.5%
    Total Cost of Sales                               72.7%        69.5%

GROSS PROFIT AS A PERCENTAGE OF SALES
  Mechanical Business                                 25.0%        29.8%
  Electronics Business                                31.2%        31.5%
    Total Gross Profit                                27.3%        30.5%

SG&A EXPENSE AS A PERCENTAGE OF TOTAL SALES           27.9%        29.7%

The improvement in general economic conditions and corresponding increased demand for its Mechanical Division products helped the Company experience a $5.1 million increase in revenues in 2004. The increased demand enabled the Company to increase prices in 2004, contributing approximately $3.4 million to increased revenues for the year. In addition, the continued strengthening of the Euro, and to a lesser extent, the Canadian dollar, contributed approximately $1.8 million of the increased revenues, principally in the Company's Electronics Business. Volume was relatively flat with higher Mechanical Products sales being offset by lower demand for Electronics Products. Overall volume was affected by the inventory management practices of the Company's largest distribution customer who reduced its inventories of the Company's products approximately $5.0 million during 2004, and reduced its total purchases approximately $0.5 million compared to the prior year.

Mechanical Business sales increased by $5.4 million in 2004 due to $2.5 million of improved volume, $2.5 million from price increases, and $0.4 million of favorable currency fluctuation. The increased Mechanical Division revenues were offset by a slight decline in total Electronics Division revenues. The Electronics Division reported lower sales volumes totaling approximately $2.6 million, offset by $0.9 million of price increases and $1.4 million of favorable currency translation.

Overall gross profit as a percent of net sales decreased to 27.3 % in 2004 from
30.5 % in the previous year as the price increases implemented in 2004 ($3.4 million) and favorable currency fluctuations on gross profits ($0.6 million) were offset by sharply increased manufacturing costs. This was particularly true in the Company's Mechanical Products business. During 2004, in addition to the incremental costs associated with higher volumes, the Company experienced significant raw material cost increases, including $1.7 million of scrap iron costs associated with the Company's foundry operations. In addition, approximately $1.5 million in non-recurring costs were incurred in connection with the closure of the Company's Trenton, Tennessee manufacturing facility.

Gross profits of the Mechanical Business declined approximately $1.5 million, from 29.8% of sales in 2003 to 25.0% of sales in 2004, principally due to increases in raw material costs and the non-recurring costs described above and the $0.7 million effect of lower production levels, particularly in the second half of the year, as compared to the prior year. The Electronic Business gross profit declined slightly from 31.5% of sales in 2003 to 31.2% of sales in 2004, or $0.2 million, as favorable currency fluctuations and nominal price increases were more than offset by reduced fixed cost absorption as a result of reduced sales and related production volumes.

Selling, general and administrative expenses declined $0.3 million in 2004 compared to the previous fiscal year. Due to increased revenue levels, the above decline in these costs resulted in selling, general and administrative expenses being 27.9% of sales in 2004 compared to 29.7% of sales in 2003. Reasons contributing to this decline include the recognition of approximately $1.0 million of costs associated with the change in the Company's chief executive and financial officers and recognition of $0.5 million of credit losses related to business activities in Latin America during the second half of fiscal 2003. The non-recurrence of these costs in 2004 was offset in part by higher salary and benefit costs for the Company's administrative force and increased freight costs related to higher Mechanical products volume and fuel price increases. In addition, in 2004 the Company recognized approximately $0.5 million of non-recurring costs associated with restructuring its corporate sales and marketing structure.

In 2004, the Company continued to take steps to maintain spending for employee and retiree healthcare at affordable levels. In connection with these efforts, as communicated to retirees in the fourth quarter of 2004, increased insurance costs effective with the 2005 plan enrollment would be passed on to retirees. As a result, a substantial number of the retirees opted to participate in an insurance program independent of the Company's offering and for which the Company bears no future funding obligation. Accordingly, the remaining accumulated plan benefit obligation, as determined by the plan's actuary, was substantially reduced from $2.6 million at December 31, 2003 to $0.4 million at December 31, 2004 and the plan was considered to be terminated in all material respects. Therefore, the Company has recognized a pre-tax gain aggregating $9.26 million, equivalent to the reduction in the accumulated plan benefit obligation together with the recognition of unrecognized prior service benefits and actuarial net gains arising from similar actions taken in previous years. This item is presented as a non-recurring gain in the Company's income statement for the year ended December 31, 2004. The Company also recorded $3.61 million deferred tax expense arising from the reduction of a previously recognized deferred tax asset associated with these benefits, resulting in a $1.09 increase in earnings per share in 2004 associated with the curtailment gain.

Interest expense is the primary component of other expenses and was $1.6 million for 2004, an increase of $0.6 million compared to 2003. This increase reflects higher effective interest rates, increased borrowings to fund operating costs, and increased amortization of debt agreement costs incurred in connection with a loan amendment taking place in the first quarter of 2004. As more fully described in Note 4 "Debt" to the Company's consolidated financial statements, effective, January 7, 2005 the Company refinanced its secured revolving credit agreement extending its term for two years. The new agreement carries higher interest rates.

The Company's effective tax rate approximated the statutory rate in 2004 and income tax expense increased to $2.4 million from $0.3 million in the prior year when the Company incurred income tax expense associated with the profitability of operations in Europe and Canada. Start up costs and losses associated with Mexico manufacturing facility during both 2004 and 2003 have not provided an income tax benefit, but are available to be carried forward and offset future income in Mexico.

After taking into consideration all of the above matters, net income for 2004 was $4.6 million, or $0.89 per share on both a basic and diluted basis. This compares to a net loss for 2003 of $(0.4) million, or $(0.07) per share.

YEAR ENDED JANUARY 2, 2004 COMPARED TO YEAR ENDED DECEMBER 27, 2002
(in thousands)

                                                   2003         2002      Dollar Change     % Change
                                                ----------   ----------   -------------    ----------
SALES
  Mechanical Business                           $   58,343   $   65,522   $      (7,179)        -11.0%
  Electronics Business                              38,072       38,861            (789)         -2.0%
                                                ----------   ----------   -------------    ----------
   Total Sales                                      96,415      104,383          (7,968)         -7.6%

COST OF SALES
  Mechanical Business                               40,942       45,293          (4,351)         -9.6%
  Electronics Business                              26,076       25,945             131            0.5%
                                                ----------   ----------   -------------    ----------
  Total Cost of Sales                               67,018       71,238          (4,220)         -5.9%

GROSS PROFIT
   Mechanical Business                              17,401       20,229          (2,828)        -14.0%
   Electronics Business                             11,996       12,916            (920)         -7.1%
                                                ----------   ----------   -------------    ----------
   Total Gross Profit                               29,397       33,145          (3,748)        -11.3%

SELLING GENERAL AND ADMINISTRATIVE EXPENSES         28,635       29,178            (543)         -1.9%

SALES
  Mechanical Business                                 60.5%        62.7%
  Electronics Business                                39.5%        37.3%
                                                ----------   ----------
  Total Sales                                        100.0%       100.0%

COST OF SALES AS A PERCENTAGE OF SALES
  Mechanical Business                                 70.2%        69.1%
  Electronics Business                                68.5%        66.8%
  Total Cost of Sales                                 69.5%        68.2%

GROSS PROFIT AS A PERCENTAGE OF SALES
  Mechanical Business                                 29.8%        30.9%
  Electronics Business                                31.5%        33.2%
  Total Gross Profit                                  30.5%        31.8%

SG&A EXPENSE AS A PERCENTAGE OF SALES                 29.7%        28.0%

Throughout most of 2003 the Company's revenues continued to reflect the impact of the slowdown in the U.S. industrial economy that began in the second half of fiscal 2000. The fourth quarter of 2003 was the first quarter since the year 2000 that the Company was able to report a year over year increase in quarterly revenues. In addition to the effect of general economic conditions on the Company's revenues, the timing of the buying patterns and the inventory management practices of the Company's major customers significantly affected the Company's revenues. Fluctuations in foreign currencies, primarily the Euro, significantly affected pricing and overall revenue levels, especially with respect to the Company's Electronics Business.

Mechanical Business sales decline of $7.2 million was driven by the continued general industrial slowdown. Sales volume declines resulted in a $7.7 million decline in mechanical revenues, principally as a result of a $6.9 million decline in sales to the Company's largest customer. This was offset by $0.5 million of increased revenues associated with positive currency fluctuations. Electronic Business sales declined $0.8 million due to $3.3 million decline in volume and/or of pricing. Electronic revenues from its major customer decreased $3.4 million in 2003. These declines were largely offset by favorable currency fluctuations of $2.5 million, associated principally with the Company's European operations.

Overall gross profit as a percent of net sales decreased to 30.5% from 31.8% due primarily to the lower absorption of fixed manufacturing expenses as a result of the lower level of manufacturing operations caused by lower sales volume. Gross profit as a percent of net sales decreased in both the Mechanical and Electronics businesses due to the changes in volume and pricing described above, together with the affect of lower absorption of fixed manufacturing expenses related to the lower level of manufacturing operations. This was particularly true in the Company's Mechanical Business. Gross profits of the Mechanical Business declined approximately $2.1 million principally due to actual volume declines, while the Electronic Business gross profit declined $1.8 million, principally reflecting ongoing market pressure on pricing. The effects of foreign currency fluctuations favorably impacted Mechanical and Electronics business gross profits by approximately $0.2 million and $0.8 million, respectively. The remaining $0.8 million decline in gross profits was related to the unfavorable impact of fixed cost absorption attributable to lower sales volumes.

Selling, general and administrative expenses declined in 2003 compared to 2002 due to the reduced selling costs associated with lower sales volume, lower headcount, and savings associated with the termination of the Company's supplemental retirement program for senior management. These savings were partially offset by approximately $1.0 million of costs related to the retirements of the then serving CEO and CFO in the second half of 2003 and $0.5 million of credit losses related to business activities in Latin America.

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

Net loss for 2003 was $(0.4) million, or $(0.07) per share, compared to a net loss of $(1.1) million, or ($0.20) per share in 2002. The results of operations for 2002 reflect a $2.8 million charge, net of tax benefits, to recognize the cumulative effect of a change in accounting associated with the adoption of a new accounting principle for the impairment of goodwill. As a result of adopting Statement on Financial Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets" the Company recognized an impairment charge in the amount of $4.5 million ($2.8 million net of income taxes) related to the goodwill associated with its North American Electronics reporting unit during 2002. This charge is reflected as a cumulative effect of a change in accounting principle as described by SFAS 142. No similar charges were recorded during 2003.

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

Inventory: Inventories are valued at the lower of cost or market. Cost is determined on the last-in first-out basis for a majority of US inventories and the first-in first-out method for all remaining inventories. The Company has recorded a reserve for obsolete or otherwise unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's contractual obligations as of December 31, 2004 are as follows $(000's):

                                                               Less                            More
               Contractual Obligations in                     Than 1       1-3       3-5      Than 5
                       Thousands                    Total      Year       Years     Years      Years
        ----------------------------------------- ---------  --------   --------   -------   --------
        Long-Term Debt Obligations                $  24,313  $  7,605   $ 11,000   $   192   $  5,516
        Capitalized Lease Obligations                     -         -          -         -          -
        Operating Lease Obligations                   5,871     1,234      1,763     1,046      1,828
        Purchase Obligations                          7,334     7,334          -         -          -
                                                  ---------  --------   --------   -------   --------
        Total                                     $  37,518  $ 16,173   $ 12,763   $ 1,238   $  7,344
                                                  =========  ========   ========   =======   ========

At December 31, 2004 current and long-term debt totaled $24.3 million, compared to $25.4 million at January 2, 2004, and was comprised of $18.2 million in revolving debt under a secured revolving credit facility, $5.3 million in tax-exempt revenue bonds, $0.7 million of a foreign revolving and term credit and $0.1 million of other long-term financing. The Company's effective borrowing rate at December 31, 2004 for its long-term obligations was approximately 4.58%.

On January 7, 2005, the Company entered into a Loan and Security Agreement (the "Agreement") that provides for up to an $18.3 million revolving line of credit and two term loans (Term Loan A and Term Loan B) totaling $13.0 million. The proceeds were used to retire amounts outstanding under the Company's outstanding revolving line of credit as well as fund existing letters of credit that support $5.3 million of industrial revenue bonds and certain obligations under various self-insured workers compensation insurance policies. The term of the Agreement is two years and the loans are secured by substantially all of the Company's domestic assets and pledges of 65% of the outstanding stock of the Company's Canadian, German and Mexican subsidiaries. The revolving credit portion of the Agreement is governed by a borrowing base formula and bears a variable interest of LIBOR plus 3.5%. The Term Loans, which are repayable in monthly principal installments totaling $0.2 million, bear interest at a variable rate of LIBOR plus 4.5%. The average borrowing rate under the Company's revolving line of credit arrangement in 2004 was 5.38%. Had the Agreement been in place at December 31, 2004, the remaining borrowing capacity available to the Company would have been approximately $2.4 million, after taking into consideration the costs of the transaction.

The Agreement contains restrictive financial covenants that require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, having a minimum earnings before interest, taxes and depreciation and amortization ("EBITDA"), and meeting certain specified leverage and operating ratios, all as defined in the Agreement. The Agreement also contains other restrictive covenants that restrict outside investments, capital expenditures, and dividends. While the Company was in compliance with the debt covenants at December 31, 2004, the limitation on dividends is such that the second quarter dividend for 2005 would be the earliest dividend that could be declared.

The Company has generated positive cash flows from operations in each of the last five years. During 2004, the Company generated $4.2 million cash from operating activities, which compares to $2.6 million for the same period in the prior year. The primary reason for this fluctuation was reduced investment in net operating assets offset by lower cash generated by operating results in 2004 compared to 2003. In 2004 the Company targeted inventory reduction as a primary objective following the successful transition of production at its closed Trenton facility to other manufacturing operations. The Company's total working capital was $15.4 million at December 31, 2004, compared to $24.8 million on January 2, 2004. This reduction was caused by the classification of $7.6 million of revolving indebtedness as a current liability under the terms of the Agreement, together with the reduced investment in operating assets referred to above

The Company used $2.7 million and $2.9 million for investing activities during the years ended December 31, 2004 and January 2, 2004, respectively. This spending was primarily for capital expenditures of $2.0 million in 2004 and $2.2 million in 2003. The Company's capital investments have been at maintenance levels to support new product introductions, improve product quality, and reduce operating costs. The Company believes that the $2.6 million annual capital expenditure level permitted by its new borrowing agreement will be sufficient to fund targeted investment projects for 2005. The amount of commitments for capital expenditures at December 31, 2004 was not significant.

Cash used in financing activities increased to $2.5 million in 2004 compared to $0.9 million in the prior year as the Company reduced amounts borrowed under its revolving credit line by approximately $1.1 million due to lower working capital financing needs. In 2003, the Company increased its borrowings by approximately $1.7 million to finance its operations, including the funding of the investment in inventory needed to support the transition of certain manufacturing activities. In addition, 2003 required additional financing to support a stock repurchase and higher level of dividends. Dividends paid in 2004 were $1.4 million compared to dividends paid in 2003 of $1.9 million. In the fourth quarter of 2004, the Company suspended its dividend pending the negotiation of its new credit facility, which contains certain terms that restrict future dividends. The Company's ongoing ability to declare and pay dividends is ultimately dependent upon its ability to operate at profitable levels and demonstrate compliance with its new revolving credit and term-loan agreement.

The effects of foreign currency translations lessened during 2004 compared to 2003 as the United States dollar stabilized over most of the year compared to the prior year, particularly relative to values of the Euro and the Canadian dollar. The effect of changes in foreign currency rates increased cash by $0.8 million in 2004 compared to $1.6 million in 2003 which reflected significant dollar declines. As a result of all of the above items, the Company experienced a net decrease of cash of $0.2 million in 2004 compared to an increase in cash of $0.4 million in the prior year. The Company believes that the combination of cash generated by operations and available borrowing capacity is adequate to finance the Company's operations for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Staff Position (FSP) FAS 109-1 "Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualifying Production Activities Provided by the American Job Creations Act of 2004" effective upon issuance. This FSP provides guidance on the application of FASB Statement No. 109 to the provision within the American Job Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers' deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. This FSP had no effect upon the Company's consolidated financial statements for 2004 and the Company is not yet able to determine the effect it will have in future years because the effect is dependent upon the Company qualifying for this deduction.

In December 2004, the FASB issued Staff Position (FS) FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Job Creations Act of 2004" effective upon issuance. This FSP provides guidance on the application of a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. Because of the effective foreign income tax rates of countries from which foreign earnings might be repatriated, this provision is not expected to provide any benefit to the Company and as a result the Company does not believe it will have any effect upon its consolidated financial statements.

In December 2004, the FASB issued Statement of Accounting Standards No. 123 (revised 2004) "Share-Based Payment" a revision of FASB Statement No. 123 "Accounting for Stock Based Compensation." The effective date of this revised accounting standard is for the first interim or annual reporting period that begins after June 15, 2005. In fiscal 2003 the Company adopted FASB Statement No. 123 to account for stock-based compensation cost using the fair value method. As the Company has already adopted FASB Statement No. 123 the only effects of the revised Statement No. 123 upon the Company will be expanded disclosure related to its stock based compensation plan. The Company intends to adopt the revised Statement No. 123 effective for its interim reporting period that will begin in July 2005.

In November 2004, the FASB issued Statement of Accounting Standards No. 151 "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement is effective for inventory cost incurred during fiscal years beginning after June 15, 2005 with earlier application permitted for costs incurred during fiscal years beginning after the date of the issuance of this Statement. The Statement introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based upon the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. The Company is not yet able to determine the effect of this Statement upon its consolidated financial statements because the impact is dependent upon production levels attained during a given financial reporting period compared to the normal production levels that could have been attained if there was sufficient customer demand. The Company intends to adopt this statement in fiscal 2006.

In January 2004, the FASB issued Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. In May 2004 the FASB issued FSP FAS 106-2 that defines how and when to recognize the effect of the Act upon the Company's accumulated post-retirement benefit obligation and net periodic postretirement benefit costs during 2004. The Company does not expect that the adoption of this statement will have any impact upon the Company's consolidated financial statements as it has been advised by its actuarial consultant that the prescription benefit provided by the Company's postretirement medical benefit plan is not actuarially equivalent to the new Medicare prescription drug benefit.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential change in an asset's or financial instrument's value caused, for example, by fluctuations in interest and currency exchange rates. The Company's primary market risk exposures are interest rate and unfavorable movements in exchange rates between the U.S. dollar and each of the Euro, Canadian dollar and Mexican peso. Monitoring and managing these risks is a continual process carried out by senior management. Market risk is managed based on an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company's financial advisors, both internal and external, provide ongoing advice regarding trends that affect management's assessment.

Interest Rate Sensitivity

The effective interest rate payable on the Company's borrowings is influenced by the Company's operating performance and degree of leverage, as well as by actions of the Federal Reserve Bank Board in establishing from time to time the Federal Funds Interest Rate that underlies the cost of funds borrowed by the Company. In 2004, as a response to improved economic conditions, the Federal Reserve took several actions to increase interest rates following a number of reductions in the Federal Funds Interest Rate in an effort to stimulate the U.S. economy during 2003 and 2002. As a result the effective interest rate that the Company paid on its borrowings under its former credit facility increased in 2004, contributing to a corresponding increase in interest expense. To the extent that the Federal Reserve continues to increase the Federal Funds Interest Rate in the future, the effective interest rate on substantially all of the Company's borrowing facilities will increase, and the Company's interest expense will increase accordingly if borrowing levels remain constant. Under the Company's prior borrowing agreement, the Company agreed to an average increase of 1.2% in the base rate that it will pay on borrowed funds effective January 2005. Based on the balance outstanding under the Company's revolving credit facility at December 31, 2004, a 1% change in the effective interest rate would have changed interest expense by $0.2 million.

Exchange Rate Sensitivity

The Company has operations in several foreign countries, and approximately $27.3 million of the Company's revenue from continuing operations was derived from the Company's operations outside the United States. Accordingly, exposure exists to potentially adverse movements in foreign currency rates. The Company has not used foreign exchange forward contracts to hedge the risk of change in foreign currency exchange rates except with regard to the Canadian dollar in 2003. No foreign exchange forward contracts were entered into during 2004.

The Company's consolidated financial statements are denominated in U.S. dollars and accordingly, changes in the exchange rates between Company subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries financial results into U.S. dollars for the purposes of reporting the consolidated financial results. The Company does not hedge these matters because cash flows from international operations are generally re-invested locally. It is estimated that a 10% change in foreign exchange rates would impact reported net income by less than $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                         Page
                                                                                                         ----
Report of Independent Registered Public Accounting Firm..............................................    19

Consolidated Balance Sheets as of December 31, 2004 and January 2, 2004..............................    20

Consolidated Statements of Operations for the Years Ended December 31, 2004,
   January 2, 2004, and December 27, 2002............................................................    21

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004,
   January 2, 2004, and December 27, 2002............................................................    21

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2004,
   January 2, 2004, and December 27, 2002............................................................    22

Consolidated Statements of Cash Flows for the Years Ended  December 31, 2004,
   January 2, 2004, and December 27, 2002 ...........................................................    23

Notes to Consolidated Financial Statements...........................................................    24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of TB Wood's Corporation:

We have audited the accompanying consolidated balance sheets of TB Wood's Corporation and subsidiaries ("the Company") as of December 31, 2004 and January 2, 2004 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TB Wood's Corporation and subsidiaries as of December 31, 2004 and January 2, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited schedule II for each of the three years in the period ended December 31, 2004. In our opinion, this schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

Grant Thornton LLP


Baltimore, Maryland
February 4, 2005

                     TB WOOD'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)                                     2004            2003
--------------------------------------------------------------------------------   ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                       $        556    $        781
   Accounts receivable, less allowances of $880 and $1,124                               13,353          14,067
   Inventories:
      Finished goods                                                                     14,296          14,152
      Work in process                                                                     3,714           4,028
      Raw materials                                                                       8,490           8,787
      LIFO reserve                                                                       (6,082)         (5,333)
                                                                                   ------------    ------------
                                                                                         20,418          21,634
   Other Current Assets                                                                   3,742           3,590
                                                                                   ------------    ------------
         Total Current Assets                                                            38,069          40,072
Property, Plant, and Equipment:
   Machinery and equipment                                                               60,445          61,542
   Land, buildings, and improvements                                                     21,680          20,508
                                                                                   ------------    ------------
                                                                                         82,125          82,050
   Less accumulated depreciation                                                         57,666          54,848
                                                                                   ------------    ------------
         Total Property, Plant and Equipment                                             24,459          27,202
                                                                                   ------------    ------------
Other Assets:
   Deferred income taxes                                                                      -           2,364
   Goodwill                                                                               5,902           5,654
   Other                                                                                    940           1,115
                                                                                   ------------    ------------
         Total Other Assets                                                               6,842           9,133
                                                                                   ------------    ------------
                                                                                   $     69,370    $     76,407
                                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                            $      7,605    $         53
   Accounts payable                                                                       7,803           7,169
   Accrued expenses                                                                       6,343           6,519
   Deferred income taxes                                                                    134           1,550
                                                                                   ------------    ------------
         Total current liabilities                                                       21,885          15,291

Long-term debt, less current maturities                                                  16,708          25,371
Postretirement benefit obligation, less current portion                                     235          10,327
Deferred income taxes                                                                       807
Commitments and contingencies (Note 8)                                                        -               -

Shareholders' Equity:
   Preferred stock, $.01 par value; 100 shares authorized; no shares issued                   -               -
   Common stock, $.01 par value; 10,000,000 shares authorized; 5,639,798 issued;
    and 5,172,690 and 5,153,553 outstanding at December 31, 2004
    and January 2, 2004                                                                      57              57
   Additional paid-in capital                                                            27,095          26,910
   Retained earnings                                                                      6,943           3,764
   Accumulated other comprehensive income (loss)                                            158            (610)
   Treasury  stock at cost;  467,108 and 486,245  shares at December  31, 2004
    and January 2, 2004                                                                  (4,518)         (4,703)
                                                                                   ------------    ------------
         Total shareholders' equity                                                      29,735          25,418
                                                                                   ------------    ------------
                                                                                   $     69,370    $     76,407
                                                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                     TB WOOD'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)                                               2004            2003            2002
-------------------------------------------------------------------------------    ------------    ------------    ------------
Net sales                                                                          $    101,515    $     96,415    $    104,383
Cost of sales                                                                            73,792          67,018          71,238
                                                                                   ------------    ------------    ------------
  Gross profit                                                                           27,723          29,397          33,145
Selling, general, and administrative expenses                                            28,371          28,635          29,178
Gain on curtailment of post-retirement benefit plan (Note 7)                              9,258               -               -
                                                                                   ------------    ------------    ------------
  Operating income, before minority interest                                              8,610             762           3,967
Minority interest in joint ventures                                                           -               -             151
                                                                                   ------------    ------------    ------------
  Operating income after minority interest                                                8,610             762           3,816
                                                                                   ------------    ------------    ------------
Other (expense) income:
  Interest expense and other finance charges                                             (1,585)           (952)           (861)
  Other, net                                                                                  -             148             (39)
                                                                                   ------------    ------------    ------------
  Other expense, net                                                                     (1,585)           (804)           (900)
                                                                                   ------------    ------------    ------------
Income (loss) before provision for income taxes and cumulative effect
 of change in accounting principle                                                        7,025             (42)          2,916
Provision for income taxes                                                                2,407             318           1,120
                                                                                   ------------    ------------    ------------
Income (loss) before cumulative effect of change in accounting principle                  4,618            (360)          1,796
Cumulative effect of change in accounting principle, net of income tax                        -               -          (2,846)
                                                                                   ------------    ------------    ------------
Net income (loss)                                                                  $      4,618    $       (360)   $     (1,050)
                                                                                   ============    ============    ============

INCOME (LOSS) PER SHARE OF COMMON STOCK
Basic:
Income (loss) before cumulative effective of accounting change                     $       0.89    $      (0.07)   $       0.34
 Cumulative effect of change in accounting principle                                          -               -           (0.54)
                                                                                   ------------    ------------    ------------
 Net income (loss)                                                                 $       0.89    $      (0.07)   $      (0.20)
                                                                                   ============    ============    ============
 Weighted average shares of common stock and equivalents                                  5,164           5,180           5,232
                                                                                   ============    ============    ============
Diluted:
 Income (loss) before cumulative effective of change in accounting principle       $       0.89    $      (0.07)   $       0.34
 Cumulative effect of change in accounting principle                                          -               -           (0.54)
                                                                                   ------------    ------------    ------------
 Net income (loss)                                                                 $       0.89    $      (0.07)   $      (0.20)
                                                                                   ============    ============    ============
 Weighted average shares of common stock and equivalents                                  5,166           5,180           5,232
                                                                                   ============    ============    ============

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)                                                                         2004            2003            2002
--------------------------------------------------------------------------------   ------------    ------------    ------------
Net income (loss)                                                                  $      4,618    $       (360)   $     (1,050)
Other comprehensive income:
Foreign currency translation adjustment                                                     768           1,601             751
                                                                                   ------------    ------------    ------------
Comprehensive income (loss)                                                        $      5,386    $      1,241    $       (299)
                                                                                   ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                     TB WOOD'S CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                   Accumulated
                                                                       Additional                     Other
                                              Common        Common       Paid-In     Retained     Comprehensive     Treasury
(in thousands, except share amounts)          Shares         Stock       Capital     Earnings     Income (Loss)      Stock
-----------------------------------------   ----------    ----------   ----------   ----------    -------------    ----------
Balance at December 28, 2001                 5,219,477    $       57   $   26,720   $    8,968    $      (2,962)   $   (4,338)

Net (loss)                                           -             -            -       (1,050)               -             -
Stock issuance for employee benefit plans       21,392             -            6           (6)               -           145
Dividends declared                                   -             -            -       (1,883)               -             -
Treasury stock, net                                  -             -            -            -                -             5
Foreign currency translation adjustment              -             -            -            -              751             -
                                            ----------    ----------   ----------   ----------    -------------    ----------
Balance at December 27, 2002                 5,240,869            57       26,726        6,029           (2,211)       (4,188)

Net (loss)                                           -             -            -         (360)               -             -
Stock issuance for employee benefit plans       19,133             -            2          (34)               -           143
Dividends declared                                   -             -            -       (1,871)               -             -
Treasury stock, net                           (106,449)            -            -            -                -          (658)
Stock options granted during 2003                    -             -          182            -                -             -
Foreign currency translation adjustment              -             -            -            -            1,601             -
                                            ----------    ----------   ----------   ----------    -------------    ----------
Balance at January 2, 2004                   5,153,553            57       26,910        3,764             (610)       (4,703)

Net income                                           -             -            -        4,618                -             -
Stock issuance for employee benefit plans       19,137             -            -          (46)               -           185
Dividends declared                                   -             -            -       (1,393)               -             -
Stock options granted during 2004                    -             -          185            -                -             -
Foreign currency translation adjustment              -             -            -            -              768             -
                                            ----------    ----------   ----------   ----------    -------------    ----------
Balance at December 31, 2004                 5,172,690    $       57   $   27,095   $    6,943    $         158    $   (4,518)
                                            ==========    ==========   ==========   ==========    =============    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     TB WOOD'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                                         2004            2003            2002
--------------------------------------------------------------------------------   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $      4,618    $       (360)   $     (1,050)
Cumulative effect of change in accounting principle                                           -               -           2,846
                                                                                   ------------    ------------    ------------
   Income (loss) before cumulative effect of accounting change                            4,618            (360)          1,796
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                          5,423           5,840           5,671
   Change in deferred income taxes                                                        1,755           1,483             373
   Stock options and employee stock benefit expense                                         270             242              81
   Gain on curtailment of post-retirement plan benefit                                   (9,258)              -               -
   Other, net                                                                               (10)             46              64
   Changes in operating assets and liabilities:
      Accounts receivable                                                                   714             152           1,487
      Inventories                                                                         1,216          (1,677)          3,845
      Other current assets                                                                 (152)           (789)           (952)
      Accounts payable                                                                      634          (1,250)           (685)
      Accrued and other liabilities                                                      (1,010)         (1,098)            770
                                                                                   ------------    ------------    ------------
Total adjustments                                                                          (418)          2,949          10,654
                                                                                   ------------    ------------    ------------
Net cash provided by operating activities                                                 4,200           2,589          12,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                     (2,009)         (2,227)         (3,481)
Purchase of minority interest                                                                 -               -          (3,185)
Proceeds from sales of fixed assets                                                          69             182             695
Other, net                                                                                 (803)           (847)           (787)
                                                                                   ------------    ------------    ------------
   Net cash used in investing activities                                                 (2,743)         (2,892)         (6,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities                                                37,215          45,052          38,900
Repayments of revolving credit facilities                                               (38,300)        (43,400)        (43,300)
Repayments of long-term debt, net                                                           (27)            (27)           (446)
Payment of dividends                                                                     (1,393)         (1,871)         (1,883)
Issuance (purchase) of treasury stock, net                                                   55            (606)             68
Other                                                                                         -               -             (28)
                                                                                   ------------    ------------    ------------
   Net cash used in financing activities                                                 (2,450)           (852)         (6,689)

Effect of changes in foreign exchange rates                                                 768           1,601             751
                                                                                   ------------    ------------    ------------
(Decrease) increase in cash and cash equivalents                                           (225)            446            (246)
Cash and cash equivalents at beginning of year                                              781             335             581
                                                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year                                           $        556    $        781    $        335
                                                                                   ============    ============    ============

Income taxes paid (refunded), net                                                  $         22    $       (225)   $        979
                                                                                   ============    ============    ============
Interest paid during the year                                                      $      1,564    $        983    $        905
                                                                                   ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                     TB WOOD'S CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

TB Wood's Corporation and subsidiaries (collectively "Wood's" or the "Company") is an established designer, manufacturer, and marketer of electronic and mechanical industrial power transmission products that are sold to distributors, domestic and international Original Equipment Manufacturers ("OEMs"), and end users of industrial equipment. Principal products of the Company include electronic drives, integrated electronic drive systems, mechanical belted drives, and flexible couplings. The Company has operations in the United States, Canada, Mexico, Germany, Italy and India. The accompanying consolidated financial statements include the accounts of TB Wood's Corporation, its wholly owned subsidiaries, and its majority-owned joint venture. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentation.

The Company's 52/53-week fiscal year ends on the Friday closest to the last day of December. Fiscal year 2002, a 52 week fiscal year, ended on December 27, 2002, fiscal year 2003, a 53 week fiscal year, ended on January 2, 2004 and fiscal year 2004, a 52 week fiscal year, ended on December 31, 2004. Effective in 2005 the Company is changing to a calendar fiscal year ending on December 31.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

The majority of the Company's accounts receivable are due from selected authorized industrial distributors who resell the Company's products to OEMs and end users for replacement parts. Accounts receivable potentially subject the Company to concentrations of credit risk. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from the customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowances considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole. The Company believes that its allowance for doubtful accounts is adequate to cover any potential losses on its credit risk exposure. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowances for doubtful accounts.

INVENTORIES

Inventories located in the United States are primarily stated at the lower of cost or market primarily using the last-in, first-out ("LIFO") method. Market is defined as net realizable value. Cost includes raw materials, direct labor, and manufacturing overhead. Approximately 74% and 67% of total inventories at December 31, 2004 and January 2, 2004, respectively, were valued using the LIFO method. In the year ended December 31, 2004 because of an increase in inventories in the United States and higher raw material costs for those inventories, the LIFO reserve increased by $749, which increased the Cost of Goods Sold by the same amount. In the year ended January 2, 2004 the LIFO reserve increased by $179 which increased the Cost of Goods Sold by the same amount. Inventories for foreign operations are stated at the lower of cost or market using the first-in, first-out ("FIFO") method.

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

                  Asset Type                      Lives
          --------------------------          -------------
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

Effective at the beginning of its fiscal year 2002 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Identifiable Intangible Assets" which requires that goodwill and other intangible assets deemed to have an indefinite life will no longer be amortized but will be subject to an annual impairment test. As a result of adopting SFAS No. 142, the Company no longer records goodwill amortization. During the first quarter of 2002, the Company performed its first annual impairment tests that indicated impairment of goodwill of the North American Electronics reporting unit. As a result, the second phase of the tests required by SFAS No. 142 on a fair value approach for the North American Electronics reporting unit was performed. This second phase of the impairment evaluation determined that impairment had occurred, and as a result an impairment loss of $4,453 ($2,846 net of income taxes) was recognized as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 as prescribed by SFAS No. 142. A reconciliation of the Goodwill account is as follows:

                                                        Mechanical    Electronics        Total
                                                       ------------   ------------    ------------
        Goodwill, balance at December 27, 2002         $      3,389   $      1,783    $      5,172
          Addition due to earn out payments                     114              -             114
          Change due to foreign currency translation              -            368             368
                                                       ------------   ------------    ------------
        Goodwill, balance at January 2, 2004                  3,503          2,151           5,654
          Addition due to earn out payments                      94              -              94
          Adjustment for impairment                               -            (24)            (24)
          Change due to foreign currency translation              -            178             178
                                                       ------------   ------------    ------------
        Goodwill, balance at December 31, 2004         $      3,597   $      2,305    $      5,902
                                                       ============   ============    ============

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The Company establishes allowances to cover anticipated doubtful accounts, sales discounts, product warranty, and returns based upon historical experience. Shipping and handling costs charged to customers are included as a component of net sales. Shipping and handling costs incurred in the delivery of products to customers were $6,747, $5,907 and $6,594 for fiscal 2004, 2003 and 2002, respectively, and are included as a component of selling, general and administrative expenses.

MAJOR CUSTOMERS

The Company's five largest customers accounted for approximately 33%, 35%, and 40% of net sales for fiscal years 2004, 2003, and 2002, respectively. Of these customers, one accounted for approximately 15%, 18%, and 25% of net sales for 2004, 2003, and 2002, respectively. The loss of one or more of these customers could have an adverse effect on the Company's performance and operations. Foreign and export sales accounted for 27%, 29%, and 25% of total sales in fiscal years 2004, 2003, and 2002, respectively.

PRODUCT WARRANTY

In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods. Warranty reserve and allowance for product returns are established based upon management's best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

SELF-INSURANCE

Beginning in fiscal 2001, the Company's workers' compensation insurance policies have the potential for retrospective premium adjustments based upon actual claims incurred. Insurance administrators assist the Company in estimating the fully developed workers' compensation liability insurance reserves that are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims. At December 31, 2004, the Company's bank had issued letters of credit totaling $1,677 to cover incurred but unpaid claims and other costs related to its workers' compensation liability.

POST RETIREMENT BENEFITS OBLIGATIONS

The Company, in consultation with an actuarial firm specializing in the valuation of postretirement benefit obligations, selects certain actuarial assumptions to base the actuarial valuation of the Company's post retirement benefit obligation, such as the discount rate (interest rate used to determine present value of obligations payable in the future), initial health care cost trend rate, the ultimate care cost trend rate, and mortality tables to determine the expected future mortality of plan participants. To the extent that the actual rates and mortality vary from the assumptions used to determine the present actuarial valuation of these postretirement benefits, additional provision for expense may be necessary.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" and SFAS No. 130, "Reporting Comprehensive Income." Translation adjustments are included in other comprehensive income. All balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the current exchange rate at the balance sheet date. Statement of operations items are translated at the average foreign currency exchange rates. The resulting foreign currency translation adjustment is recorded in accumulated other comprehensive income
(loss). The Company has no other components of comprehensive income (loss).

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

RESEARCH AND DEVELOPMENT COST

Research and development costs consist substantially of projects related to new product development within the electronics business and are expensed as incurred. Total research and development costs were $2,323 in 2004, $2,441 in 2003, and $2,879 in 2002.

STOCK BASED COMPENSATION

The Company adopted Financial Accounting Standards Board (FASB) Statement of Accounting Standard (SFAS) No. 123 as amended by SFAS No. 148, as of December 28, 2002 (beginning of fiscal 2003) to account for stock-based compensation cost using the fair value method. The Company selected the modified prospective method of accounting for this cost. For fiscal 2002 the Company used the intrinsic value method as defined by Accounting Principles Board Opinion No. 25 to account for the cost of stock based compensation. No stock-based employee compensation costs were recorded in fiscal 2002 as all options granted had exercise prices which equaled or exceeded market price as of the date of grant.

The following table illustrates the effect on net income (loss) and net income
(loss) per share, had compensation costs from the stock-based compensation plan been determined based on the grant date fair values of awards under the provisions of SFAS No. 123 as amended by SFAS No. 148 for all fiscal years presented:

                                                                        2004            2003            2002
                                                                    ------------    ------------    ------------
Net income (loss), as reported                                      $      4,618    $       (360)   $     (1,050)
   Add:  Stock-based employee compensation costs, net of
          income tax, included in net (loss) income                          114             112               -
   Less: Stock-based employee compensation costs, net of
          income tax, as if fair value method had been applied              (114)           (112)           (157)
                                                                    ------------    ------------    ------------
Pro forma net income (loss)                                         $      4,618    $       (360)   $     (1,207)
                                                                    ============    ============    ============

Net (loss) income per share - basic
   As reported                                                      $       0.89    $      (0.07)   $      (0.20)
   Pro forma                                                        $       0.89    $      (0.07)   $      (0.23)
Net (loss) income per share - diluted
   As reported                                                      $       0.89    $      (0.07)   $      (0.20)
   Pro forma                                                        $       0.89    $      (0.07)   $      (0.23)

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

NET INCOME PER SHARE

Basic Earnings Per Share ("EPS") is computed by dividing net income (loss) by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic EPS. Diluted EPS is computed by dividing net income (loss) by weighted average shares and common equivalent shares outstanding. The computation of weighted average shares outstanding for fiscal years 2004, 2003, and 2002 is as follows:

                                                                        2004            2003            2002
                                                                    ------------    ------------    ------------
    Common shares outstanding for basic EPS                                5,164           5,180           5,232
    Shares issued upon assumed exercise of outstanding
     stock options                                                             2               -               -
                                                                    ------------    ------------    ------------
    Weighted average number of common and common
     equivalent shares outstanding for diluted EPS                         5,166           5,180           5,232
                                                                    ============    ============    ============

Outstanding options of 678,451, 874,050 and 683,000 shares for fiscal 2004, 2003 and 2002, respectively, are excluded from the calculation of weighted average shares outstanding because they are anti-dilutive.

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

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Accounting Standards No. 123 (revised 2004) "Share-Based Payment" a revision of FASB Statement No. 123 "Accounting for Stock Based Compensation." The effective date of this revised accounting standard is for the first interim or annual reporting period that begins after June 15, 2005. In fiscal 2003 the Company adopted FASB Statement No. 123 to account for stock-based compensation cost using the fair value method. As the Company has already adopted FASB Statement No. 123 the only effects of the revised Statement No. 123 upon the Company will be expanded disclosure related to its stock based compensation plan. The Company intends to adopt the revised Statement No. 123 effective for its interim reporting period that will begin in July 2005.

In December 2004, the FASB issued Staff Position (FS) FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Job Creations Act of 2004" effective upon issuance. This FSP provides guidance on the application of a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. Because of the effective foreign income tax rates of countries from which foreign earnings might be repatriated, this provision is not expected to provide any benefit to the Company and as a result the Company does not believe it will have any effect upon its consolidated financial statements.

In December 2004, the FASB issued Staff Position (FSP) FAS 109-1 "Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualifying Production Activities Provided by the American Job Creations Act of 2004" effective upon issuance. This FSP provides guidance on the application of FASB Statement No. 109 to the provision within the American Job Creations Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers' deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. This FSP had no effect upon the Company's consolidated financial statements for 2004 and the Company is not yet able to determine the effect it will have in future years because the effect is dependent upon the Company qualifying for this deduction.

In November 2004, the FASB issued Statement of Accounting Standards No. 151 "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement is effective for inventory cost incurred during fiscal years beginning after June 15, 2005 with earlier application permitted for costs incurred during fiscal years beginning after the date of the issuance of this Statement. The Statement introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based upon the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. The Company is not yet able to determine the effect of this Statement upon its consolidated financial statements because the impact is dependent upon production levels attained during a given financial reporting period compared to the normal production levels that could have been attained if there was sufficient customer demand. The Company intends to adopt this statement in fiscal 2006.

In January 2004, the FASB issued Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. In May 2004 the FASB issued FSP FAS 106-2 that defines how and when to recognize the effect of the Act upon the Company's accumulated post-retirement benefit obligation and net periodic postretirement benefit costs during 2004. The Company does not expect that the adoption of this statement will have any impact upon the Company's consolidated financial statements as it has been advised by its actuarial consultant that the prescription benefit provided by the Company's postretirement medical benefit plan is not actuarially equivalent to the new Medicare prescription drug benefit.

3. OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

Components of other current assets at December 31, 2004 and January 2, 2004 were as follows:

                                                        2004           2003
                                                    ------------   ------------
Refundable foreign value added tax                  $      1,522   $        858
Federal and foreign income taxes receivable                  235            825
Prepaid expenses                                           1,985          1,907
                                                    ------------   ------------
Total                                               $      3,742   $      3,590
                                                    ============   ============

Components of accrued expenses at December 31, 2004 and January 2, 2004 were as follows:

                                                        2004           2003
                                                    ------------   ------------
Accrued payroll and other compensation              $      2,468   $      2,762
Accrued taxes                                                886          1,145
Accrued workers' compensation                                286            195
Accrued customer rebates                                     851            427
Accrued professional fees                                    574            454
Other accrued liabilities                                  1,278          1,536
                                                    ------------   ------------
Total                                               $      6,343   $      6,519
                                                    ============   ============

4. DEBT

Debt obligations at December 31, 2004 and January 2, 2004 were as follows:

                                                        2004           2003
                                                    ------------   ------------
   United States revolving lines of credit          $     18,200   $     19,400
   European Term Loan and Revolving Loan                     660            545
   Equipment loans                                           163            189
   Industrial revenue bonds                                5,290          5,290
                                                    ------------   ------------
                                                          24,313         25,424
   Less current maturities                                (7,605)           (53)
                                                    ------------   ------------
                                                    $     16,708   $     25,371
                                                    ============   ============

At December 31, 2004 the Company had borrowed $18.2 million under a $36 million revolving credit agreement secured by substantially all of the Company's domestic assets and scheduled to mature on January 10, 2005 The average borrowing rate under the Company's revolving line of credit arrangement in 2004 and 2003 was 5.38% and 4.13% respectively.

On January 7, 2005, the Company entered into a new Loan and Security Agreement (the "Agreement") that provides for up to an $18.3 million revolving line of credit and two term loans (Term Loan A and Term Loan B) totaling $13.0 million. The proceeds were used to retire its outstanding United States revolving line of credit as well as fund existing letters of credit that support $5.3 million in outstanding industrial revenue bonds and certain obligations totaling $1.7 million under various self-insured workers compensation insurance policies that were outstanding at December 31, 2004. The term of the Agreement is two years, and the loans are secured by substantially all of the Company's domestic assets and pledges of 65% of the outstanding stock of the Company's Canadian, German and Mexican subsidiaries. The revolving credit portion of the Agreement is governed by a borrowing base formula and is subject to a lock-box arrangement; accordingly the revolving loan balance is presented as a current liability in the consolidated balance sheet. Had the Agreement been in place at December 31, 2004, the remaining borrowing capacity available to the Company would have been approximately $2.4 million, after taking into consideration the costs of the transaction. The interest rate for the revolving line of credit varies with LIBOR, plus 3.5%. The interest rate for the Term Loans, which are repayable in monthly principal installments totaling $0.2 million, varies with LIBOR, plus 4.5%.

The Agreement contains restrictive financial covenants that require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, having a minimum earnings before interest, taxes and depreciation and amortization ("EBITDA"), and meeting certain specified leverage and operating ratios, all as defined. The Agreement also contains other restrictive covenants that restrict outside investments, capital expenditures, and dividends. While the Company is in compliance with the debt covenants at December 31, 2004, the limitation on dividends is such that the second quarter dividend for 2005 would be the earliest dividend that could be declared.

In addition to the above facility, $0.7 million at December 31, 2004 and $0.6 million at January 2, 2004 were outstanding under the terms of an unsecured revolving credit facility and a term loan, each borrowed by the Company's Italian subsidiary. Interest only was payable on the term loan during 2004 and 2003 and principal repayment will commence beginning in 2005. The rates for these loans ranged from 1.3% to 2.6%.

In February 1999, the Company borrowed approximately $3.0 million by issuing Variable Rate Demand Revenue Bonds under the authority of the Industrial Development Corporation City of San Marcos, bearing variable interest as set by the Industrial Development Corporation City of San Marcos (1.83% at December 31, 2004), maturing April 2024. The bonds were issued to finance a new production facility for the mechanical division.

In April 1997, the Company borrowed approximately $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the Industrial Revenue Board of the City of Chattanooga, bearing variable interest as set by the Industrial Revenue Board of the City of Chattanooga (1.83% at December 31, 2004) maturing April 2022. The bonds were issued to finance a new production facility for the electronics systems business.

Aggregate future maturities of debt as of December 31, 2004 are as follows:

        2005                                        $      7,605
        2006                                               3,102
        2007                                               7,898
        2008                                                 100
        2009                                                  92
        Thereafter                                         5,516
                                                    ------------
                                                    $     24,313
                                                    ============

5. INCOME TAXES

The components of the income tax (benefit) provision for fiscal years 2004, 2003, and 2002 are shown below:

                                                                        2004            2003            2002
                                                                    ------------    ------------    ------------
  Current:
   Federal and state                                                $        103    $     (1,209)   $        (76)
   Foreign                                                                   549              44             134
                                                                    ------------    ------------    ------------
                                                                             652          (1,165)             58
  Deferred                                                                 1,755           1,483           1,062
                                                                    ------------    ------------    ------------
  Provision for income taxes on income before cumulative
   effect of accounting change                                             2,407             318           1,120
  Income tax benefit of cumulative effect of accounting
   change                                                                      -               -          (1,607)
                                                                    ------------    ------------    ------------
  Provision (benefit) for income taxes                              $      2,407    $        318    $       (487)
                                                                    ============    ============    ============

A reconciliation of the provision for income taxes on income before cumulative effect of change in accounting principle at the statutory federal income tax rate to the Company's tax provision as reported in the accompanying consolidated statements of operations is shown below:

                                                                        2004            2003            2002
                                                                    ------------    ------------    ------------
  Federal statutory income tax (benefit) expense                    $      2,388    $        (14)   $        775
  State income taxes, net of federal income tax benefit                      211              (2)           (144)
  Foreign taxes and other, net                                              (469)             44             242
  Effect of foreign losses with no income tax benefit                        315             601             247
  Change in estimate with respect to federal and state
   liabilities                                                               (38)           (311)              -
                                                                    ------------    ------------    ------------
                                                                    $      2,407    $        318    $      1,120
                                                                    ============    ============    ============

The provision for income taxes in fiscal 2003 includes a tax benefit related to revised estimates of the Company's income tax liability as well as certain income tax credits. The Company has not recognized any income tax benefit related to the income tax losses incurred by its Mexican subsidiary currently because there is uncertainty as to whether that subsidiary will realize those benefits in the future. As the Mexican subsidiary realizes these income tax benefits in the future, a reduction of income taxes will be recognized.

In 2004, 2003, and 2002 earnings (loss) before income taxes included $7,024, $(1,003), and $(206), respectively, of losses or earnings generated by the Company's foreign operations. No federal or state income tax benefit or provision has been provided on the undistributed earnings of certain of these foreign operations, as the earnings will continue to be reinvested. It is not practical to estimate the additional income taxes, including any foreign withholding taxes that might be payable with the eventual remittance of such earnings.

Under SFAS No. 109, deferred tax assets or liabilities at the end of each period are determined by applying the current tax rate to temporary difference between the financial reporting and income tax bases of assets and liabilities. The components of deferred income taxes at December 31, 2004 and January 2, 2004 are as follows:

                                                              2004            2003
                                                          ------------    ------------
Deferred income tax liabilities:
  Book basis in long-lived assets over tax basis          $     (1,283)   $     (1,935)
  LIFO inventory basis difference                               (2,486)         (2,501)
                                                          ------------    ------------
Total deferred income tax liabilities                           (3,769)         (4,436)
Deferred income tax assets:
  Postretirement benefits not currently deductible                 152           4,125
  Accrued liabilities not currently deductible                     649             674
  Allowance for doubtful accounts and inventory
   reserves                                                        759             451
  Net operating loss and tax credit carryforwards                1,189               -
  Other                                                             79               -
                                                          ------------    ------------
Total deferred income tax assets                                 2,828           5,250
                                                          ------------    ------------
Net deferred income tax (liability) asset                 $       (941)   $        814
                                                          ============    ============

As of December 31, 2004, the Company has net operating loss, foreign tax credit and research and development tax credit carryforwards totaling approximately $157,000, $825,000 and $207,000, respectively. These credits expire beginning 2014 through 2024. The ability of the Company to benefit from the carryforwards is dependent on the Company's ability to generate sufficient taxable income prior to the expiration dates.

6.  SHAREHOLDERS' EQUITY

The table below summaries the transactions in the Company's Common Stock held in the treasury in numbers of shares during fiscal 2004 and 2003.

                                                              2004            2003
                                                          ------------    ------------
Balance at beginning of year, number of shares                 486,245         398,929
Purchases during the year                                            -         106,449
Transfers to 401(k) Profit Sharing Plan                        (10,290)         (7,887)
Transfers to Employee Stock Purchase Plan                       (8,847)        (11,246)
                                                          ------------    ------------
Balance at end of year, number of shares                       467,108         486,245
                                                          ============    ============

7. BENEFIT PLANS

COMPENSATION PLANS

The Company maintains a discretionary compensation plan for certain salaried employees that provides for incentive awards based on certain levels of earnings, as defined. There have been no amounts awarded under the plan and charged to expense in the accompanying statements of operations for fiscal years 2004, 2003 and 2002.

PROFIT-SHARING PLANS

The Company maintains a defined contribution 401(k) profit-sharing plan covering substantially all United States employees. Under this plan, the Company, on a discretionary basis, matches a specified percentage of each eligible employee's contribution and, at the election of the employee, the matching contribution may be in the form of either cash, shares of the Company's common stock, or a combination thereof. The Company contributed cash of approximately $302, $207, and $230 for fiscal years 2004, 2003 and 2002, respectively, and contributed 10,290 shares of common stock held in treasury in 2004, 7,887 shares in 2003, and 11,112 shares in 2002. During portions of 2003 and 2002, the Company suspended the matching portion. In addition, the Company has a noncontributory profit-sharing plan covering its Canadian employees for which $24, $23, and $50 was charged to expense for fiscal years 2004, 2003, and 2002, respectively.

EMPLOYEE STOCK PURCHASE PLAN

The Company's Employee Stock Purchase Plan ("ESPP") enables employees of the Company to subscribe for shares of common stock on quarterly offering dates, at a purchase price which is the lesser of 85% of the fair value of the shares on either the first or last day of the quarterly period. Pursuant to the ESPP, 8,847 shares were issued to employees during 2004, 11,246 during 2003, and 10,310 during 2002. Employee contributions to the ESPP were $55, $50, and $61 for fiscal years 2004, 2003 and 2002, respectively. As of December 31, 2004, 418,412 shares remain available for future issuance.

STOCK OPTIONS

The Company has a stock-based incentive compensation plan (the "Plan"), the purpose of which is to assist the Company in attracting and retaining valued personnel by offering them a greater stake in the Company's success and a closer identity with the Company, and to encourage ownership of the Company's common stock by such personnel. The Plan is administered by a committee (the "Committee") designated by the board of directors. Awards under the Plan may be made to all officers and key employees of the Company through January 31, 2006.

The Committee may grant stock options and shares of common stock in the form of either deferred stock or restricted stock, as defined in the Plan. Options granted under the Plan may be either incentive stock options ("ISOs") or nonqualified stock options. ISOs are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Unless an option is specifically designated at the time of the grant as an ISO, options under the Plan will be nonqualified. The Committee determines the exercise price of the options. The maximum term of an option granted under the Plan shall not exceed ten years from the date of grant or, in the case of an ISO, five years from the date of grant if the recipient on the date of grant owns directly, or indirectly, shares possessing more than 10% of the total combined voting power of all classes of stock of the Company. No option may be exercisable sooner than six months from the date the option is granted. Stock option activity for the fiscal years 2004, 2003 and 2002 is as follows:

                                           Number of shares   Weighted average
                                          subject to option    exercise price
                                          -----------------   ----------------
Options outstanding at December 28, 2001            748,050   $          15.45
  Granted                                           145,650               7.08
  Canceled                                         (110,700)             19.98
  Exercised                                               -                  -
                                          -----------------   ----------------
Options outstanding at December 27, 2002            783,000              13.25
  Granted                                           197,550               8.62
  Canceled                                         (106,500)             22.73
  Exercised                                               -                  -
                                          -----------------   ----------------
Options outstanding at January 2, 2004              874,050              11.73
  Granted                                           187,800               9.75
  Canceled                                         (383,399)             11.91
  Exercised                                               -                  -
                                          -----------------   ----------------
Options outstanding at December 31, 2004            678,451   $          11.08
                                          =================   ================

The following table sets forth the range of exercise price, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant dates as of December 31, 2004.

                 Options Outstanding                                  Options Exercisable
------------------------------------------------------   ---------------------------------------------
                                           Weighted          Weighted                      Weighted
          Range of           Number of     average           average        Number of      average
       exercise price         shares    exercise price   contractual life     shares    exercise price
--------------------------   ---------  --------------   ----------------   ---------   --------------
     $6.21  -  $ 9.32          291,900      $  8.26         8.98 years         92,114       $   8.15
     $9.33  -  $14.00          288,801      $ 12.11         6.63 years        206,437       $  11.95
    $14.01  -  $21.00           97,750      $ 16.48         6.65 years         97,750       $  16.48
                             ---------                                      ---------
Total Options Outstanding      678,451      $ 11.08         7.56 years        396,301       $  12.18
                             =========                                      =========

The Company adopted SFAS No. 123 as amended by SFAS No. 148, as of December 28, 2002 (beginning of fiscal 2003) to account for stock-based compensation cost using the fair value method. The Company selected the modified prospective method of accounting for this cost and has calculated the fair value of its stock-based compensation plan using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002:

                                  2004           2003           2002
                              ------------   ------------   ------------
   Risk free interest rate        4.40%          4.25%          5.00%
   Expected lives             5 & 10 years   5 & 10 years   5 & 10 years
   Expected volatility            30.3%          28.8%          27.3%
   Dividend yield                  4.3%           5.1%           5.1%

The fair value, net of tax, of options granted in 2004, 2003 and 2002 using the Black-Scholes method was $211, $148, and $95, respectively, which will be recognized as expense over the vesting period of the options.

POSTRETIREMENT BENEFITS

The Company sponsors an unfunded defined benefit postretirement group term life insurance plan that provides coverage for retirees and a group medical insurance plan that provides coverage for retirees and their dependents. A portion of the group medical insurance plan is paid for by retiree cost sharing which the Company can change at its discretion. The accounting for the plan anticipates future cost sharing increases to keep pace with health care inflation. The actuarial valuation of the plan is as of the beginning of the Company's fiscal year projected to the end of the year.

The following table summarizes the Company's postretirement benefit obligations and the assumptions used in determining postretirement benefit cost:

                                                             2004               2003
                                                         ------------       ------------
  Benefit obligation at beginning of year                $     10,577       $     11,307
  Service cost                                                      7                  5
  Interest cost                                                    34                160
  Amortization                                                   (817)              (654)
  Retiree benefits paid                                          (153)              (241)
  Gain on curtailment of benefit plan                          (9,258)                 -
                                                         ------------       ------------
  Benefit obligation at end of year                      $        390       $     10,577
                                                         ============       ============

  Accrued Benefit Obligation:
    Accumulated Benefit Obligation                       $        390       $      2,622
    Unrecognized Prior Service Benefit                              -              2,325
    Unrecognized Actuarial Net Gain                                 -              5,630
                                                         ------------       ------------
                                                         $        390       $     10,577
                                                         ============       ============

  Discount rate                                                  6.00%              6.00%
  Initial health care cost trend                                 5.00%              5.25%
  Ultimate health care cost trend rate                           5.00%              5.00%
  Year ultimate health care cost trend rate reached              2005               2004

In 2004 the Company continued to take steps to maintain spending for employee and retiree healthcare at affordable levels. In connection with these efforts, as communicated to retirees in the fourth quarter of 2004, increased insurance costs effective with the 2005 plan enrollment would be passed on to retirees. As a result, a substantial number of the retirees opted to participate in an insurance program independent of the Company's offering and for which the Company bears no future funding obligation. Accordingly, the remaining accumulated plan benefit obligation, as determined by the plan's actuary, was substantially reduced from $2.6 million at December 31, 2003 to $0.4 million at December 31, 2004 and the plan was considered to be terminated in all material respects. Therefore, the Company has recognized a pre-tax gain aggregating $9.26 million, equivalent to the reduction in the accumulated plan benefit obligation together with the recognition of unrecognized prior service benefits and actuarial net gains arising from similar actions taken in previous years. This item is presented as a non-recurring gain in the Company's income statement for the year ended December 31, 2004. The Company also recorded $3.61 million deferred tax expense arising from the reduction of a previously recognized deferred tax asset associated with these benefits, resulting in a $1.09 increase in earnings per share in 2004 associated with the curtailment gain.

As a result of changes made to the post-retirement benefit plan, the Company does not expect that future costs/(benefits) related to these post-retirement benefits, or future contributions to cover the cost of retiree group insurance premiums, to be material. Prior to the substantive termination of the aforementioned benefit plan, and resulting non-recurring gain, selling, general and administrative expenses included a net credit for periodic postretirement benefits, comprised of the following:

                         2004            2003            2002
                     ------------    ------------    ------------
   Service cost      $          7    $          5    $          4
   Interest cost               34             160             182
   Amortization              (817)           (654)           (752)
                     ------------    ------------    ------------
   Net benefit       $       (776)   $       (489)   $       (566)
                     ============    ============    ============

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

OPERATING LEASE COMMITMENTS

The Company leases warehouse and office space, office equipment, and other items under non-cancelable operating leases. The expense for non-cancelable operating leases was approximately $1,304, $1,239, and $1,319 for fiscal 2004, 2003 and 2002, respectively. At December 31, 2004 future minimum lease payments under non-cancelable operating leases are as follows:

        2005                      $      1,234
        2006                               955
        2007                               808
        2008                               582
        2009                               464
        2010 and thereafter              1,828
                                  ------------
                                  $      5,871
                                  ============

9. BUSINESS SEGMENT INFORMATION

DESCRIPTION OF THE TYPES OF PRODUCTS FROM WHICH EACH SEGMENT DERIVES ITS
REVENUES

The Company is engaged principally in the design, manufacture, and sale of industrial power transmission products. The products manufactured by the Company are classified into two segments, mechanical business and electronics business. The mechanical business segment includes belted drives, couplings, gear motors and gearboxes. The electronics business segment includes electronic drives and electric drive systems. Products of these segments are sold to distributors, OEM's, and end users for manufacturing and commercial applications.

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

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

The Company's reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies, and market strategies. The following table summarizes revenues, operating income, depreciation and amortization, total assets, and expenditures for long-lived assets by business segment for fiscal 2004, 2003, and 2002:

                                                              2004            2003            2002
                                                          ------------    ------------    ------------
SALES
  Mechanical Business                                     $     63,732    $     58,343    $     65,522
  Electronics Business                                          37,783          38,072          38,861
                                                          ------------    ------------    ------------
                                                               101,515          96,415         104,383
                                                          ------------    ------------    ------------

OPERATING INCOME (LOSS), EXCLUSIVE OF GAIN ON BENEFIT
 PLAN CURTAILMENT
  Mechanical Business                                              951           2,155           4,448
  Electronics Business                                          (1,599)         (1,393)           (632)
                                                          ------------    ------------    ------------
                                                                  (648)            762           3,816
                                                          ------------    ------------    ------------

DEPRECIATION AND AMORTIZATION
  Mechanical Business                                            2,884           2,940           2,998
  Electronics Business                                           1,443           2,023           1,758
  Corporate (before divisional allocation)                       1,096             877             915
                                                          ------------    ------------    ------------
                                                                 5,423           5,840           5,671
                                                          ------------    ------------    ------------

ASSETS
  Mechanical Business                                           43,541          44,241          44,939
  Electronics Business                                          22,136          26,207          25,555
  Corporate                                                      3,693           5,959           7,082
                                                          ------------    ------------    ------------
                                                                69,370          76,407          77,576
                                                          ------------    ------------    ------------

EXPENDITURES FOR LONG-LIVED ASSETS
  Mechanical Business                                            1,652           1,114           2,008
  Electronics Business                                             254             400             735
  Corporate                                                        103             713             738
                                                          ------------    ------------    ------------
                                                          $      2,009    $      2,227    $      3,481
                                                          ------------    ------------    ------------

The following table reconciles segment profit to consolidated income before income taxes and extraordinary items:

                                                              2004            2003            2002
                                                          ------------    ------------    ------------
Total operating (loss) profit for reportable segments     $       (648)   $        762    $      3,816
Interest, net                                                   (1,585)           (952)           (861)
Gain on benefit plan curtailment/other unallocated
 amounts                                                         9,258             148             (39)
                                                          ------------    ------------    ------------
Income (loss) before income taxes                         $      7,025    $        (42)   $      2,916
                                                          ============    ============    ============

The following table reconciles segment assets to consolidated total assets as of December 31 and January 2, 2004:

                                                              2004            2003
                                                          ------------    ------------
  Total assets for reportable segments                    $     65,677    $     70,448
  Corporate fixed assets                                         3,818           4,551
  Deferred taxes                                                     -           2,364
  Interdivision elimination                                       (125)           (956)
                                                          ------------    ------------
  Consolidated total                                      $     69,370    $     76,407
                                                          ============    ============

Information regarding the Company's domestic and foreign operations is as follows:

                                                               Long-Lived
                                               Net Sales         Assets
                                             ------------     ------------
2004
United States                                $     74,186     $     23,670
Canada                                              8,937              328
Germany                                             4,627            2,320
Italy                                               9,980              674
Mexico                                              2,878            3,326
India                                                 907               43
                                             ------------     ------------
Consolidated                                 $    101,515     $     30,361
                                             ============     ============

2003
United States                                $     70,390     $     27,525
Canada                                              8,235              322
Germany                                             5,084            2,139
Italy                                               9,257              840
Mexico                                              2,803            1,960
India                                                 646               70
                                             ------------     ------------
Consolidated                                 $     96,415     $     32,856
                                             ============     ============

2002
United States                                $     80,670     $     30,142
Canada                                              7,582              277
Germany                                             4,605            1,775
Italy                                               7,763              817
Mexico                                              3,334            2,259
India                                                 429               72
                                             ------------     ------------
Consolidated                                 $    104,383     $     35,342
                                             ============     ============

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

2004                                           First         Second          Third          Fourth
                                           ------------   ------------   ------------    ------------
Sales                                      $     26,081   $     25,459   $     25,279    $     24,696
Gross Profit                                      7,514          8,248          6,229           5,732
Gross Profit %                                     28.8%          32.4%          24.6%           23.2%
Net (loss) income                                   134             95         (1,346)          5,735
Basic and diluted net income (loss) per
 share                                     $       0.03   $       0.02   $      (0.26)   $       1.11
Dividends declared and paid per share      $       0.09   $       0.09   $       0.09               -

2003                                           First         Second          Third          Fourth
                                           ------------   ------------   ------------    ------------
Sales                                      $     22,554   $     25,103   $     23,101    $     25,657
Gross Profit                                      6,931          8,022          7,134           7,310
Gross Profit %                                     30.7%          32.0%          30.9%           28.5%
Net (loss) income                                   214            349             56            (979)
Basic and diluted net (loss) income
 per share                                 $       0.04   $       0.07   $       0.01    $      (0.19)
Dividends declared and paid per share      $       0.09   $       0.09   $       0.09    $       0.09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer evaluated the Company's disclosure controls and procedures as of December 31, 2004. This evaluation determined that the disclosure controls and procedures in place at the Company ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to the Principal Executive and Principal Financial Officers by others within the entities for the period ended December 31, 2004 to ensure disclosure on a timely basis in conformance with applicable rules and regulations. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item regarding directors and executive officers is set forth in the Company's Proxy Statement for the 2005 Annual Meeting in the Sections entitled "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

The Company has adopted a Code of Conduct that applies to all of our directors and employees including, our principal executive officer and principal financial officer and all of our employees performing financial and accounting functions. The Code of Conduct is posted to the Company's website www.tbwoods.com and may be found under the "Corporate Governance" section. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at the location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is set forth in the Company's Proxy Statement for the 2005 Annual Meeting in the Section entitled "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is set forth in the Company's Proxy Statement for the 2005 Annual Meeting in the Section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is set forth in the Company's Proxy Statement for the 2005 Annual Meeting in the Section entitled "Executive Compensation" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is set forth in the Company's Proxy Statement for the 2005 Annual Meeting in the Section entitled "Selection of the Auditor" and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

NUMBER  DESCRIPTION
------  ------------------------------------------------------------------------
(a)     The following documents are filed as a part of this report:

(1)     All financial statements;

        The consolidated financial statements of the Company and its subsidiaries on pages 20 through 36 hereof and the report thereon of Grant Thornton LLP appearing on page 19 hereof.

(2)     Financial Statement Schedule

        Schedule II for the fiscal year ended December 31, 2004 on page 42 hereof and the report thereon of Grant Thornton LLP appearing on page 19 hereof. All other schedules have been omitted because they are not applicable or are not required. All other required schedules are included in the Consolidated Financial Statements or notes therein.

(3)     Exhibits

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q for quarter ended June 28, 2002, Exhibit 3.1)

3.2 Amended and Restated By-laws of the Company (incorporated by reference to Form S-1 Exhibit 3.2).

10.1 Asset Purchase Agreement between T. B. Wood's Sons Company and Dana Corporation dated March 31, 1993 (includes Schedule 7.11 On-Site Environmental Procedures) (incorporated by reference to Form S-1 Exhibit 10.38).

10.2 TB Wood's Corporation 1996 Stock-Based Incentive Compensation Plan (the "1996 Plan") (incorporated by reference to Form S-1 Exhibit 10.39).

10.3 Amendments to the Non-Qualified Stock Option Agreements between TB Wood's Incorporated (formerly known as "T. B. Wood's Sons Company") and Joseph S. Augustine, Michael H. Iversen, David H. Halleen, Stanley L. Mann, Lee J. McCullough, Carl R. Christenson, Harold L. Coder, III and James E. Williams (incorporated by reference to Form S-1 Exhibit 10.40).

10.4 Second Addendum dated July 1, 1995 to the Non-Qualified Stock Option Agreement dated as of March 15, 1991 between TB Wood's Incorporated (formerly known as "T. B. Wood's Sons Company") and Michael L. Hurt (incorporated by reference to Form S-1 Exhibit 10.41).

10.5 Stock Purchase Agreement by and among TB Wood's Incorporated and Grupo Blaju, S.A. de C.V. and Jorge R. Kiewek, Ninfa D. de Callejas and Marcela Kiewek G., dated February 14, 1996 (incorporated by reference to Form 10-K, for fiscal year 1995, Exhibit 10.43).

10.6 TB Wood's Employee Stock Purchase Plan, dated March 1, 1997 (incorporated by reference to Form 10-K, for fiscal year 1996, Exhibit 10.45).

10.7 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated June 17, 1997 and between TB Wood's Corporation and Robert J. Dole dated July 29, 1997 (incorporated by reference to Form 10-K, for fiscal year 1997, Exhibit 10.48).

10.8 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 29, 1998 (incorporated by reference to Form 10-K, for fiscal year 1997, Exhibit 10.49).

10.9 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 26, 1999 (incorporated by reference to Form 10-K, for fiscal year 1998 Exhibit 10.18).

10.10 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 26, 1999 (incorporated by reference to Form 10-K, for fiscal year 1998 Exhibit 10.19).

10.11 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated February 8, 2000 (incorporated by reference to Form 10-K for fiscal year 2000 Exhibit 10.20).

10.12 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen,

        Willard C. Macfarland, Jr. and other key employees dated February 8, 2000 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.21).

10.13 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Thomas F. Tatarczuch, Michael H. Iversen, Willard
        C. Macfarland, Jr. and other key employees dated January 25, 2001 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.22).

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

10.16 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Preben H. Petersen dated February 26, 2001 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.25).

10.17 Form of the Non-Qualified Stock Option agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2002. (Incorporated by reference to Form 10-K for fiscal year 2001, Exhibit 10.58)

10.18 Form of the Non-Qualified Stock Option agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2002. (Incorporated by reference to Form 10-K, for fiscal year 2001, Exhibit 10.59)

10.19 TB Wood's Corporation 1996 Stock Based Incentive Compensation Plan as amended. (Incorporated by reference to Form 10-K, for fiscal year 2001, Exhibit 10.60)

10.20 Form of the Non-Qualified Stock Option agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2003. (Incorporated by reference to Form 10-K, for fiscal year 2002, Exhibit 10.62)

10.21 Form of the Non-Qualified Stock Option agreements issued under the 1996 Plan between TB Wood's Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2003. (Incorporated by reference to Form 10-K, for fiscal year 2002, Exhibit 10.63)

10.22 Separation Agreement by and between Michael L. Hurt and TB Wood's Incorporated dated November 7, 2003. (Incorporated by reference to Form 10-K, for fiscal year 2002, Exhibit 10.65)

10.23 Employment agreement between Joseph C. Horvath and TB Wood's Incorporated dated November 14, 2003. (Incorporated by reference to Form 10-K, for fiscal year 2002, Exhibit 10.66)

10.24 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Preben H. Petersen, Willard C. Macfarland, Jr., Joseph C. Horvath, Michael H. Iversen, and Harold L. Coder III and other key employees dated February 5, 2004. (Incorporated by reference to Form 10-K, for fiscal year 2002, Exhibit 10.67)

10.25 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and Preben H. Petersen, Willard C. Macfarland, Jr., Joseph C. Horvath, Michael H. Iversen, and Harold L. Coder III and other key employees dated February 5, 2004. (Incorporated by reference to Form 10-K, for fiscal year 2002, Exhibit 10.68)

10.26 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and William T. Fejes, Jr., and Thomas
        C. Foley dated April 27, 2004

10.27 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and William T. Fejes, Jr., and Thomas
        C. Foley dated April 27, 2004

10.28 Employment agreement between William T. Fejes, Jr., and TB Wood's Incorporated dated April 27, 2004

10.29 Employment Agreement between Thomas C. Foley and TB Wood's Corporation dated August 19, 2004. (Incorporated by reference to Form 8-K dated August 25, 2004, Exhibit 10.1)

10.30 Employment Agreement between James R. Swenson and TB Wood's Corporation dated August 19, 2004. (Incorporated by reference to Form 8-K, dated August 25, 2004, Exhibit 10.2)

10.31 Loan and Security Agreement by and among Manufacturers and Traders Trust Company (Collateral and Funding Agent), PNC Bank, National Association (Administrative Agent), TB Wood's Incorporated, Plant Engineering Consultants,LLC, and TB Wood's Enterprises, Inc. (Borrowers), and TB Wood's Corporation and T.B.Wood's Canada.Ltd (Guarantors), dated January 7, 2005.

10.32 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and James R. Swenson, William T. Fejes, Jr., Thomas C. Foley, Joseph C. Horvath, and Harold L. Coder III, and other key employees dated February 11, 2005

10.33 Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood's Corporation and James R. Swenson, William T. Fejes, Jr., Thomas C. Foley, Joseph C. Horvath, and Harold L. Coder III, and other key employees dated February 11, 2005

21.2    Subsidiaries and Joint Venture of Registrant

23.1    Consent of Independent Public Accountants

31.1    Rule 13a-14(a)/15d-14(a) Certification

31.2    Rule 13a-14(a)/15d-14(a) Certification

32      Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on March 25, 2005.

                                            TB WOOD'S CORPORATION

                                            By:  /s/Joseph C. Horvath
                                                 -----------------------
                                                 Joseph C. Horvath
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JAMES R. SWENSON         Chairman & Director                  March 25, 2005
--------------------
James R. Swenson

/s/ WILLIAM T. FEJES, JR.    President and CEO                    March 25, 2005
-------------------------    (Principal Executive Officer)
William T. Fejes, Jr.

/s/FRANK D. OSBORN           Director                             March 25, 2005
------------------
Frank D. Osborn

/s/ THOMAS C. FOLEY          Director                             March 25, 2005
-------------------
Thomas C. Foley

/s/ RICK LAZIO               Director                             March 25, 2005
--------------
Rick Lazio

/s/ FRANK D. OSBORN          Director                             March 25, 2005
-------------------
Frank D. Osborn

/s/CRAIG R. STAPLETON        Director                             March 25, 2005
---------------------
Craig R. Stapleton

/s/ JOSEPH C. HORVATH        Chief Financial Officer              March 25, 2005
---------------------        (Principal Financial Officer and
Joseph C. Horvath              Principal Accounting Officer)

                     TB WOOD'S CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                Column A                     Column B               Column C                Column D        Column E
----------------------------------------   ------------   ----------------------------    ------------    -------------
                                                                   Additions
                                                          ----------------------------
                                            Balance at     Charged to       Charged
                                             beginning      costs and       to other                       Balance at
               Description                   of period      expenses        accounts       Deductions     end of period
----------------------------------------   ------------   ------------    ------------    ------------    -------------
Year ended December 27, 2002:
  Allowance for doubtful accounts                   336   $        156    $        108             (91)   $         509
  Allowance for discounts and claims                136                                                             136
  Allowance for inventory obsolesce (1)           2,268          1,176              46          (1,122)           2,368
                                           ------------   ------------    ------------    ------------    -------------
                                           $      2,740   $      1,332    $        154    $     (1,213)   $       3,013
                                           ============   ============    ============    ============    =============

Year ended January 2, 2004:
  Allowance for doubtful accounts                   509   $        644    $        (25)           (140)   $         988
  Allowance for discounts and claims                136                                                             136
  Allowance for inventory obsolesce (1)           2,368           (155)             62            (620)           1,655
                                           ------------   ------------    ------------    ------------    -------------
                                           $      3,013   $        489    $         37    $       (760)   $       2,779
                                           ============   ============    ============    ============    =============

Year ended December 31, 2004
  Allowance for doubtful accounts          $        988   $         89    $         (8)           (234)   $         835
  Allowance for discounts and claims                136            (91)                              -               45
  Allowance for inventory obsolesce               1,655            358              28            (203)           1,838
                                           ------------   ------------    ------------    ------------    -------------
                                           $      2,779   $        356    $         20    $       (437)   $       2,718
                                           ============   ============    ============    ============    =============

 (1) Beginning and end of period balances reported for 2003 and 2002 have been adjusted to reflect a reclassification of a previously omitted reserve account.