Form 10-Q
period 2005-04-01
TB WOODS CORP
filed 2005-05-11
CIK 1000227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2005.

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

                                  717-264-7161
              (Registrant's Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at April 1, 2005
      ----------------------------            ----------------------------
      Common Stock, $.01 par value                      5,179,634

                              TB WOOD'S CORPORATION
                                FORM 10-Q - INDEX
                                  APRIL 1, 2005

                                                                                                    Page No.
                                                                                                    --------

Part 1. - Financial Information

Item 1.   Financial Statements (unaudited):

            Condensed Consolidated Statements of Operations - for the
             Three Months ended April 1, 2005 and April 2, 2004                                            3

            Condensed Consolidated Balance Sheets -
             April 1, 2005 and December 31, 2004                                                           4

            Condensed Consolidated Statements of Cash Flows - for the
             Three Months ended April 1, 2005 and April 2, 2004                                            5

            Notes to Condensed Consolidated Financial Statements                                           6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations            9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                      14

Item 4.   Controls and Procedures                                                                         14

Part II - Other Information                                                                               15

Item 1    Legal Proceedings
Item 2    Changes in Securities and Use of Proceeds
Item 3    Defaults on Senior Securities
Item 4    Submission of Matters to a Vote of Security Holders
Item 5    Other Information
Item 6    Exhibits

Signatures                                                                                                16

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
Exhibit 32   Statement Pursuant to 18 U.S.C. Section 1350 as required by Section 906 of the Sarbanes Oxley Act of 2002

PART 1. - FINANCIAL INFORMATION
Item 1 Financial Statements

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       First Quarter Ended
                                                     -----------------------
                                                      April 1,     April 2,
(in thousands, except per share amounts)                2005         2004
--------------------------------------------------   ----------   ----------
Net Sales                                            $   27,711   $   26,081
Cost of Goods Sold                                       19,558       18,567
                                                     ----------   ----------
Gross profit                                              8,153        7,514
Selling, general and administrative expense               6,860        6,790
                                                     ----------   ----------
Operating income                                          1,293          724
Interest expense and other finance charges                  616          369
                                                     ----------   ----------
Income before provision for income taxes                    677          355
Provision for income taxes                                  305          221
                                                     ----------   ----------
Net income                                           $      372   $      134
                                                     ==========   ==========

PER SHARE AMOUNTS - BASIC AND DILUTED:
  Basic net income per common share                  $     0.07   $     0.03
                                                     ==========   ==========
  Diluted net income per common share                $     0.07   $     0.03
                                                     ==========   ==========
  Basic weighted average shares of common stock
   and equivalents outstanding                            5,177        5,157
                                                     ==========   ==========
  Diluted weighted average shares of common stock
   and equivalents outstanding                            5,177        5,167
                                                     ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                      April 1,     December 31,
(in thousands, except per share amounts)                2005           2004
--------------------------------------------------   ----------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                          $    1,346    $        556
  Accounts receivable less allowances of $904 at
   April 1, 2005 and $880 at December 31, 2004           15,820          13,353
  Inventories--Note 2                                    19,332          20,418
  Other current assets                                    3,273           3,742
                                                     ----------    ------------
    Total current assets                                 39,771          38,069

Property, plant and equipment                            81,967          82,125
  Less accumulated depreciation                          58,182          57,666
                                                     ----------    ------------
    Net property, plant and equipment                    23,785          24,459
Other Assets:
  Goodwill                                                5,795           5,902
  Other                                                   1,287             940
                                                     ----------    ------------
    Total other assets                                    7,082           6,842
                                                     ----------    ------------
TOTAL ASSETS                                         $   70,638    $     69,370
                                                     ==========    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt               $    8,883    $      7,605
  Accounts payable                                        8,524           7,803
  Accrued expenses                                        6,404           6,343
  Deferred income taxes                                     101             134
                                                     ----------    ------------
    Total current liabilities                            23,912          21,885

Long-term debt, less current maturities                  15,742          16,708
Postretirement benefit obligation, less current
 portion                                                    235             235
Deferred income taxes                                       675             807

Shareholders' Equity:
  Preferred stock, $.01 par value, 100 shares
   authorized at April 1, 2005 and December 31,
   2004, and no shares issued or outstanding                 --              --
  Common stock, $.01 par value, 10,000,000 shares
   authorized; 5,639,798 issued; 5,179,634 and
   5,172,690 outstanding at April 1, 2005 and
   December 31, 2004                                         57              57
  Additional paid-in-capital                             27,150          27,095
  Retained earnings                                       7,289           6,943
  Accumulated other comprehensive loss                       29             158
  Treasury stock at cost                                 (4,451)         (4,518)
                                                     ----------    ------------
    Total shareholders' equity                           30,074          29,735
                                                     ----------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   70,638    $     69,370
                                                     ==========    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       First Quarter Ended
                                                     -----------------------
                                                       April 1     April 2,
(in thousands)                                          2005         2004
---------------------------------------------------  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $      372   $      134
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                           1,259        1,351
  Change in deferred income taxes, net                     (165)         (55)
  Other                                                      85           67
  Changes in operating assets and liabilities:
    Accounts receivable                                  (2,467)      (2,543)
    Inventories                                           1,086         (280)
    Other current assets                                    469         (209)
    Accounts payable                                        721          827
    Accrued and other liabilities                            61          (38)
                                                     ----------   ----------
  Total adjustments                                       1,049         (880)
                                                     ----------   ----------
Net cash provided by (used in) operating activities       1,421         (746)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (451)        (373)
  Other                                                    (377)        (176)
                                                     ----------   ----------
Net cash used in investing activities                      (828)        (549)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facilities              19,739       11,000
  Repayments of revolving credit facilities             (19,408)      (8,815)
  Repayments of other long-term debt, net                   (18)         (11)
  Payments of dividends                                      --         (464)
  Issuance of treasury stock                                 13           13
                                                     ----------   ----------
Net cash provided by financing activities                   326        1,723

Effect of changes in foreign exchange rates                (129)         (92)
                                                     ----------   ----------
Net increase in cash and cash equivalents                   790          336
Cash and cash equivalents at beginning of period            556          781
                                                     ----------   ----------
Cash and cash equivalents at end of period           $    1,346   $    1,117
                                                     ==========   ==========
Income taxes paid (refunded)                         $      110   $     (339)
                                                     ==========   ==========
Interest paid                                        $      554   $      380
                                                     ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements

                     TB Wood's Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)
                    (in thousands, except per share amounts)

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

        These financial statements should be read together with the audited financial statements and notes in the Company's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.

        Effective January 1, 2005 the Company adopted a calendar year as the annual period for reporting its financial results. Interim periods consist of four quarters of 13 weeks each, except for the fourth quarter that ends on December 31. Previously, the Company reported on a 52/53 week fiscal year ending on the Friday nearest December 31. Fiscal 2004 was a 52-week year that ended on December 31, 2004, and this change is not expected to have any material impact on comparability between fiscal reporting periods.

2.      Inventories and Cost of Goods Sold

        The Company uses the last-in, first-out ("LIFO") method for inventories located in the United States, which represents approximately 70% and 74% of inventories at April 1, 2005 and December 31, 2004 respectively. Inventories for foreign operations are stated at the lower of cost or market using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can only be made at the end of each year based upon the inventory levels and costs at that time. Accordingly, interim LIFO inventory determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to final year-end LIFO inventory valuation adjustments. The major classes of inventories are valued principally using the "last in first out" (LIFO) method consisted of the following:

                                                       April 1     December 31
                                                        2005          2004
                                                     ----------   ------------
        Finished goods                               $   12,795   $     14,296
        Work in process                                   4,026          3,714
        Raw materials                                     8,423          8,490
        LIFO reserve                                     (5,912)        (6,082)
                                                     ----------   ------------
        Inventory value at LIFO                      $   19,332   $     20,418
                                                     ==========   ============

        During the first quarter of 2005, the LIFO reserve was decreased by $170, while in the first quarter of 2004 the LIFO reserve increased by $37. Had the Company utilized the FIFO method of accounting for all of its inventories, costs of goods sold would have been higher in 2005 and lower in 2004 by the respective amounts of the aforementioned changes in LIFO reserve.

        Shipping and handling costs incurred by the Company to deliver manufactured goods to its customers are not included in costs of goods sold but are presented as an element of selling, general and administrative expense. The Company incurred $1,637 and $1,626 of shipping and handling costs in the first quarters ended April 1, 2005 and April 2, 2004, respectively.

3.      Shareholders' Equity

        During the first quarter of 2005 the company issued 6,944 treasury shares to participants in Company sponsored employee stock purchase and 401(k) retirement plans.

        On February 11, 2005, the Company granted options for the purchase of 146,500 shares of the common stock to employees and directors at exercise prices equal to or in excess of market price on the date of grant. These options vest over three years following the grant date and expire on February 11, 2015. The Company adopted Financial Accounting Standards Board (FASB) Statement of Accounting Financial Standard (SFAS) No. 123, as amended by SFAS No. 148, to account for stock based compensation cost using the fair value method. During each of the quarters presented, the value of stock based compensation cost has been accounted for using the fair value method at an after tax cost of $34 and $24 for 2005 and 2004 respectively.

4.      Other Comprehensive Income

        Total comprehensive income (loss) was as follows:

                                                          Quarter Ended
                                                     -----------------------
                                                      April 1,      April 2,
                                                        2005         2004
                                                     ----------   ----------
        Net income                                   $      372   $      134
        Other comprehensive (loss):
          Foreign currency translation adjustments         (129)         (92)
                                                     ----------   ----------
        Total comprehensive income                   $      243   $       42
                                                     ==========   ==========

        The components of accumulated other comprehensive income, net of income tax are as follows at the dates indicated:

                                                      April 1     December 31,
                                                        2005         2004
                                                     ----------   ------------
        Aggregate currency translation adjustment    $       29   $        158
                                                     ==========   ============

5.      Earnings Per Share

        Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares and common equivalent shares if dilutive. The computation of weighted average shares outstanding is as follows:

                                                          Quarter Ended
                                                     -----------------------
                                                      April 1,     April 2,
                                                        2005         2004
                                                     ----------   ----------
        Basic weighted average number of common
         shares outstanding                               5,177        5,157
        Shares issueable upon assumed exercise of
         outstanding stock options                           --           10
                                                     ----------   ----------
        Diluted weighted average number of common
         and common equivalent shares outstanding         5,177        5,167
                                                     ==========   ==========

        Total outstanding options to purchase 726,951 and 597,051 shares of common stock as of April 1, 2005 and April 2, 2004, respectively, are not included in the above calculation as their effect would be anti-dilutive.

6.      Postretirement Benefit

        In 2004, the Company terminated its post-retirement healthcare benefit program. Accordingly, amounts associated with post-retirement benefit obligations are not material in 2005. In the first quarter of 2004, the Company recognized a net periodic benefit of $194 principally as a result of amortization of prior service benefit and actuarial gains. Future contributions to post-retirement benefit programs are not expected to be material.

7.      Business Segment Information

        The Company's reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies and marketing strategies.

                                                          Quarter Ended
                                                     -----------------------
                                                      April 1,     April 2,
                                                        2005         2004
                                                     ----------   ----------
        Sales:
          Mechanical Segment                         $   18,153   $   16,262
          Electronics Segment                             9,558        9,819
                                                     ----------   ----------
                                                     $   27,711   $   26,081
                                                     ==========   ==========
        Operating income (loss):
          Mechanical Segment                         $      961   $      793
          Electronics Segment                               332          (69)
                                                     ----------   ----------
                                                     $    1,293   $      724
                                                     ==========   ==========
        Depreciation and amortization:
          Mechanical Segment                         $      677   $      724
          Electronics Segment                               306          360
          Corporate                                         276          267
                                                     ----------   ----------
                                                     $    1,259   $    1,351
                                                     ==========   ==========
        Assets:
          Mechanical Segment                         $   44,071   $   46,304
          Electronics Segment                            22,452       27,288
          Corporate                                       4,115        5,376
                                                     ----------   ----------
                                                     $   70,638   $   78,968
                                                     ==========   ==========
        Expenditures for long-lived assets:
          Mechanical Segment                         $      168   $      321
          Electronics Segment                               221           28
          Corporate                                          62           24
                                                     ----------   ----------
                                                     $      451   $      373
                                                     ==========   ==========

        The Company measures its business segments at the operating income level, and therefore does not allocate interest and other finance costs to determine pre-tax income on an operating segment basis.

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

                                                         2005          2004       Dollar Change    % Change
                                                      ----------    ----------    -------------    --------
        Sales
          Mechanical Segment                          $   18,153    $   16,262    $       1,891        11.6%
          Electronics Segment                              9,558         9,819             (261)       -2.7%
                                                      ----------    ----------    -------------
            Total Sales                               $   27,711    $   26,081    $       1,630         6.2%
                                                      ==========    ==========    =============
        Cost of Sales
          Mechanical Segment                          $   13,373    $   11,983    $       1,390        11.6%
          Electronics Segment                              6,185         6,584             (399)       -6.1%
                                                      ----------    ----------    -------------
            Total Cost of Sales                       $   19,558    $   18,567    $         991         5.3%
                                                      ==========    ==========    =============
        Gross Profit
          Mechanical Segment                          $    4,780    $    4,279    $         501        11.7%
          Electronics Segment                              3,373         3,235              138         4.3%
                                                      ----------    ----------    -------------
            Total Gross Profit                        $    8,153    $    7,514    $         639         8.5%
                                                      ==========    ==========    =============
        Selling, General and Administrative Expense   $    6,859    $    6,790    $          69         1.0%
                                                      ==========    ==========    =============
        Sales
          Mechanical Segment                                65.5%         62.4%
          Electronics Segment                               34.5%         37.6%
                                                      ----------    ----------
            Total Sales                                    100.0%        100.0%
                                                      ==========    ==========
        Cost of Sales as a Percentage of Sales
          Mechanical Segment                                73.7%         73.7%
          Electronics Segment                               64.7%         67.1%
            Total Cost of Sales                             70.6%         71.2%

        Gross Profit as a Percentage of Sales

          Mechanical Segment                                26.3%         26.3%
          Electronics Segment                               35.3%         32.9%
            Total Gross Profit                              29.4%         28.8%

        SG&A Expenses as a Percentage of Sales              24.8%         26.0%

First quarter 2005 revenues continued to reflect the improved economy, as revenues grew $1.6 million, or 6.2% over the prior year's first quarter. Contributing significantly to this increase was marked volume increases with the Company's largest distributor, where first quarter sales increased year over year by $0.7 million, or 18.6%. We believe that inventory levels at this customer have been reduced to near targeted levels, and that this improvement should continue throughout 2005 if the overall economy sustains its current pace.

Mechanical Business sales grew $1.9 million, or 11.6% over the prior year's first quarter. Increased volume accounted for approximately one-half of this gain, while increased pricing and product mix changes principally accounted for the remaining growth. Electronic Business sales volume declined by almost 5%, however this was offset by favorable currency translations equivalent to 2% of sales.

Total company gross profit increased by $0.6 million to $8.2 million. Stated as a percent of net sales, gross profit margins increased to 29.4% of sales from 28.8% in the prior year's first quarter. The Company's Mechanical Division contributed $4.8 million of gross profit in the first quarter of 2005, or 59% of the Company's gross profit. Mechanical Business margins remained steady at 26.3% of sales in the first quarter of 2005. Increased pricing helped offset continued metal cost increases, which remained up 30% over the previous year but showed signs of moderating compared to the doubling of costs experienced throughout 2004. Volume gains approximating 2% of sales provided incremental margin that was offset by less fixed cost absorption on slightly lower production levels as the Company better utilized working capital through inventory reduction.

The Company's Electronics Division contributed $3.4 million of gross profit, or 41% of consolidated gross profit. Despite a revenue decline of 2.6%, the Electronics business was able to increase gross margin dollars by 4%. The primary reason for this improvement was better overhead cost control resulting from a workforce reduction at the Company's North American manufacturing facility in the second half of 2004. In addition, favorable currency translations contributed one percentage point to improved margins.

Selling, general and administrative expenses declined to 24.8% of sales in 2005 compared to 26.0% in 2004 principally due to the fixed nature of such costs relative to the increased revenue levels. Actual selling, general and administrative expenses declined approximately $0.1 million, or 1% in the quarter ended April 1, 2005 after taking into consideration the elimination of a $0.2 million quarterly amortization benefit associated with the company's post-retirement healthcare plan that was terminated in the fourth quarter of 2004.

Interest expense is the primary component of other expenses and was $0.6 million in the first quarter of 2005 compared to $0.4 million for the same period in 2003. This increase was caused by higher interest rates incurred by the Company under the terms of its new borrowing agreement, including amortization of the related costs, together with increasing interest rates experienced in capital markets throughout 2004 and continuing in 2005. Income taxes remain at rates higher than statutory rates primarily due to operating losses at the Company's Mexico operations that do not yield any tax benefits.

As a result of the above, net income in the first quarter of 2005 compared to the same quarter in the preceding year increased to $0.4 million from $0.1 million. Net income per share in the first quarter of 2005 was $0.07 per share, compared to a net income per share of $0.03 in 2004.

Liquidity and Capital Resources:

At April 1, 2005 current and long-term debt of the Company totaled $24.6 million, compared to $24.3 million at December 31, 2004. Borrowings at April 1, 2005 include $6.0 million of revolving credit and $12.4 million of term debt under the terms of a $31.3 million secured revolving credit and term loan facility (the "Facility"). In addition, the Company owes $5.3 million of revenue bonds and approximately $0.9 million of other revolving and term borrowings.

On January 7, 2005, the Company entered into a Loan and Security Agreement (the "Agreement") that provides for up to an $18.3 million revolving line of credit and two term loans (Term Loan A and Term Loan B) totaling $13.0 million. The proceeds were used to retire amounts outstanding under the Company's previous credit agreement, as well as fund existing letters of credit that support $5.3 million of industrial revenue bonds and certain obligations under various self-insured workers compensation insurance policies. The term of the Facility is two years and the loans are secured by substantially all of the Company's domestic assets and pledges of 65% of the outstanding stock of the Company's Canadian, German and Mexican subsidiaries. The revolving credit portion of the Agreement is governed by a borrowing base formula and bears a variable interest of LIBOR plus

3.5%. The Term Loans, which are repayable in monthly principal installments totaling $0.2 million, bear interest at a variable rate of LIBOR plus 4.5%.

The amounts owed under the revenue bonds, together with $1.7 million of obligations for workers compensation coverage, are secured by letters of credit backed by the Facility. At April 1, 2005, the Company had approximately $5.3 million of unused borrowing capacity under the terms of the Facility. Had the Facility been in place at December 31, 2004, the remaining borrowing capacity available to the Company would have been approximately $2.4 million, after taking into consideration the costs of the transaction.

The Facility contains restrictive financial covenants that require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, having a minimum earnings before interest, taxes and depreciation and amortization ("EBITDA"), and meeting certain specified leverage and operating ratios, all as defined in the Agreement. The Agreement also contains other restrictive covenants that restrict outside investments, capital expenditures, and dividends. While the Company was in compliance with the debt covenants at April 1, 2005, the limitation on dividends is such that the third quarter dividend for 2005 would be the earliest dividend that could be declared unless otherwise agreed to by the lenders.

The Company generated net cash flow of $790 for the three months ended April 1, 2005 compared to $336 for the same period in fiscal 2004. Operating activities generated $1.4 million of cash during the first quarter of 2005 compared to using $0.7 million for the same quarter in 2004. The principal reasons for this change were $0.2 million of additional funds from improved operating results, $1.4 million related to a reduction of inventories in 2005 compared to the 2004 inventory build, and collections of certain foreign tax deposits. The Company's working capital, exclusive of funded debt, improved to $24.7 million at April 1, 2005, compared to $23.8 million at December 31, 2004.

Total non-operating investments approximated $0.8 million in the first quarter of 2005, compared to $0.5 million in 2004. Capital expenditures in 2005 were $0.5 million in quarter one 2005 compared to $0.4 million in 2004.The cash flows from operating activities were sufficient to fund the slightly increased capital expenditure needs, while the Company utilized its borrowing facility principally to fund the costs of its new borrowing agreement.

The Company did not pay any dividends in the first quarter of 2005 compared to the prior period when it paid a dividend of $0.5 million. As stated above, the Company's ongoing ability to declare and pay dividends is dependent upon its ability to continue to operate at profitable levels and demonstrate compliance with the terms of its revolving and term loan credit agreement.

Based upon our current level of operations, the Company believes that the combination of cash generated by operations, available borrowing capacity and the Company's ability to obtain additional long-term indebtedness in the current state of the secured lending markets, is adequate to finance the Company's operations for the foreseeable future.

Accounting Policies:

Management's discussion and analysis of the Company's financial position and results of operations are based upon the Company's Condensed Consolidated Financial Statements included as part of this document. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, intangible assets, post-retirement benefits, income taxes, and contingencies and litigation. The Company bases these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies see Note 2 in the December 31, 2004 Consolidated Financial Statements included in the Company's 2004 annual report on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

Income Taxes: Under the requirements of SFAS No. 109, "Accounting for Income Taxes," we record deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has not recognized any income tax benefit related to the income tax losses incurred by its Mexican subsidiary currently because there is uncertainty as to whether that subsidiary will realize those benefits in the future. As the Mexican subsidiary realizes these income tax benefits in the future, a reduction of income taxes will be recognized. Management judgment is required in determining the Company's provision for income taxes, including recognition of amounts related to changes in deferred tax assets and liabilities, which, if actual experience varies, could result in material adjustments to deferred tax assets and liabilities.

Recent Accounting Pronouncements

In December 2004, the FASB issued Staff Position (FSP) FAS 109-1 "Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualifying Production Activities Provided by the American Job Creations Act of 2004" effective upon issuance. This FSP provides guidance on the application of FASB Statement No. 109 to the provision within the American Job Creations Act of 2004 (the "Act") that provides tax relief to eligible U.S. domestic manufacturers. The FSP states that the manufacturers' deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. This FSP had no effect upon the Company's condensed consolidated financial statements in the first quarter of 2005 and the Company is not yet able to determine the effect it will have in future periods because the effect is dependent upon the Company qualifying for this deduction.

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

In December 2004, the FASB issued Statement of Accounting Standards No. 123R (revised 2004) "Share-Based Payment" a revision of FASB Statement No. 123 "Accounting for Stock Based Compensation." The effective date of this revised accounting standard is for the first annual reporting period that begins after June 15, 2005. In fiscal 2003 the Company adopted FASB Statement No. 123 to account for stock-based compensation cost using the fair value method and therefore believes the only effects of the revised Statement No. 123 upon the Company will be expanded disclosure related to its stock based compensation plan. The Company intends to adopt the revised Statement No. 123 effective for its 2006 financial statements.

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

In January 2004, the FASB issued Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). As the Company terminated its post-retirement healthcare benefit plan in December 2004, the Company does not believe that the Act will have any impact on its financial statements.

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

Item 3  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks since the 2004 Annual Report to Shareholders.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As of April 1, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. "Disclosure controls and procedures" are defined in Exchange Act Rule 13a-15. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in the achieving the stated goals under all potential future conditions, regardless of how remote.

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

Item 6.  Exhibits

            31.1 Certification of Principal Executive Officer required by 13a-14(a)

            31.2 Certification of Principal Financial Officer required by 13a-14(a)

            32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on May 10, 2005

Date  May 10, 2005                TB WOOD'S CORPORATION

                                  By: /s/Joseph C. Horvath
                                      ------------------------------------------
                                      JOSEPH C. HORVATH
                                      Vice-President and Chief Financial Officer
                                      (Principal Financial Officer and
                                       Principal Accounting Officer)