Form 10-Q
period 2005-07-01
TB WOODS CORP
filed 2005-08-22
CIK 1000227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2005.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSISTION PERIOD FROM _______ TO _________.


                         Commission File Number 1-14182


                              TB WOOD'S CORPORATION
             -----------------------------------------------------
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at August 8, 2005
----------------------------                      ----------------------------
Common Stock, $.01 par value                             5,192,448

                              TB WOOD'S CORPORATION

                           FORM 10-Q QUARTERLY REPORT

                                  JULY 1, 2005

                                EXPLANATORY NOTE



As previously announced in a Current Report on Form 8-K filed with the SEC on August 19, 2005, the Audit Committee and management of TB Wood's Corporation ("TB Wood's" or the "Company") concluded that we would need to amend and restate our previously issued financial statements and other financial information for the fiscal year and quarter to date periods in each of the three years in the period ended December 31, 2004, as presented in the Company's annual report on Form 10K for the year ended December 31, 2004, and in the quarter ended March 31, 2005, as presented in the company's quarterly report on Form 10-Q for that period, with respect to our accounting for post-employment healthcare benefit obligations.

The financial statements reported in this Form 10-Q reflect the adjustments necessary to restate the Company's condensed consolidated results of operation for the quarter and six months ended July 1, 2004 and the condensed consolidated financial position at December 31, 2004, and are more fully described in Note 1 to these condensed consolidated financial statements. Such restatement did not materially affect periods subsequent to December 31, 2004.

As a result of the restatement, the Company has determined that the previously issued 2002, 2003 and 2004 financial statements, and the previously issued 2005 quarterly statement, should no longer be relied upon until amendments thereof are filed with the Securities and Exchange Commission.

Background

The Company sponsors an unfunded group medical insurance plan for its active employees and for retirees and their dependents that retired before January 1, 2002. Prior to that date, active employees were eligible for post-employment healthcare benefits; however, the Company curtailed those benefits in their entirety for all active employees effective December 31, 2001. In December 2004, the Company announced to those retirees still participating in the plan that the Company would only provide coverage through age 65, and that the retiree share of the cost would effectively be 100% of the Company's cost, together with an administrative fee.

Previously, the Company only recognized the curtailment aspects of its 2001 actions, and did not account for the settlement, at no cost to the Company, of the prior service costs and other unamortized gains and losses attributable to the active employees when the amortization of such deferred credits would no longer be matched with any future service period for those employees following the plan change. In addition, under the Company's historic accounting treatment prior to the restatement, following the withdrawal of approximately 90% of the retiree participants in December 2004, also at no cost to the Company, management concluded that the plan was effectively terminated, and applied settlement accounting that resulted in recognition of an aggregate pre-tax gain of approximately $9.3 million, equivalent to (i) the reduction in the accumulated plan benefit obligation to the extent that retirees irrevocably withdrew from the plan; (ii) the reduction of all unamortized prior service cost credit relating to the action of curtailing benefits for active employees in 2001, and iii) all unamortized gains and losses remaining under the plan since its inception.

As previously disclosed, the Company received a comment letter from the Staff of the SEC during the second quarter of 2005 with respect to its 2004 Form 10-K regarding its accounting treatment of its post-employment healthcare benefit obligations. As part of its ongoing discussions with the Staff of the SEC and upon further review of these events, the Company determined to restate its treatment of these healthcare benefit obligations in accordance with Statement of Financial Accounting Standards No. 106 relative to the 2001 curtailment of post employment healthcare benefits for active employees, and resulting partial plan settlement, as well as the partial plan settlement in 2004 associated with the withdrawal from the plan by, and effective settlement with, a substantial portion of retiree plan participants. As a result of the restatement, a significant portion of the pre-tax $9.3 million non-cash gain recognized in the fourth quarter of 2004 will, instead, be recognized in 2001. In addition, amortization of previously deferred credits relating to other actuarial gains and losses, including approximately $0.14 million of reductions in non-cash expenses in each of the first two quarters of fiscal 2004 have been eliminated, and the appropriate deferred tax consequences of the aforementioned adjustments have been recorded. Certain disclosures in the notes to these condensed consolidated financial statements have also been restated to reflect the above restatement adjustments.

We are still in discussions with the SEC regarding the appropriate accounting treatment of the Company's post-employment healthcare benefit obligations and we intend to file an amendment to our annual report on Form 10-K for the fiscal year ended December 31, 2004 as soon as our discussions are finalized. We believe we have utilized the appropriate accounting treatment to arrive at the restated 2004 condensed financial statements and information included herein, but are still in discussions with the SEC, and therefore there is potential for a change at some future date.

                              TB WOOD'S CORPORATION
                                FORM 10-Q - INDEX
                                  JULY 1, 2005

Part 1. - Financial  Information                                                                                           Page No.
--------------------------------                                                                                           --------
Item 1.    Financial Statements (unaudited):

                 Condensed Consolidated Statements of Operations - for the Second Quarter
                   and Six Months ended July 1, 2005 and July 2,                                                                5

                 Condensed Consolidated Balance Sheets -
                    July 1, 2005 and December 31, 2004                                                                          6

                 Condensed Consolidated Statements of Cash Flows - for the Second Quarter
                   and Six Months ended July 1, 2005 and July 2, 2004                                                           7

                 Notes to Condensed Consolidated Financial Statements                                                           8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                                15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                                           21

Item 4.   Controls and Procedures                                                                                              21

Part II - Other Information                                                                                                    22

Item 1    Legal Proceedings
Item 2    Changes in Securities and Use of Proceeds
Item 3    Defaults on Senior Securities
Item 4    Submission of Matters to a Vote of Security Holders
Item 5    Other Information
Item 6    Exhibits

Signatures                                                                                                                     23


PART 1. - FINANCIAL INFORMATION
Item 1 Financial Statements


                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                  Second quarter ended                 Six months ended
                                                           ---------------------------------------------------------------------
                                                               July 1,           July 2,           July 1,           July 2,
(in thousands, except per share amounts)                         2005              2004              2005             2004
---------------------------------------------------------- ----------------- ----------------- ----------------- ----------------
                                                                                 (Restated)                         (Restated)


Net sales                                                        $27,844           $25,459           $55,555           $51,540
Cost of goods sold                                                19,568            17,211            39,126            35,778
                                                           ----------------- ----------------- ----------------- ----------------

Gross profit                                                       8,276             8,248            16,429            15,762

Selling, general and administrative expense                        7,133             7,737            13,982            14,664
Gain on termination of post employment life insurance
     benefit                                                         270                                 270
                                                           ----------------- ----------------- ----------------- ----------------

Operating income                                                   1,413               511             2,717             1,098

Interest expense and other finance charges                           524               378             1,140               747
                                                           ----------------- ----------------- ----------------- ----------------

Income before provision for income taxes                             889               133             1,577               351

Provision for income taxes                                           385               122               695               289
                                                           ----------------- ----------------- ----------------- ----------------

Net income                                                      $    504          $     11          $    882            $   62
                                                           ================= ================= ================= ================

PER SHARE AMOUNTS - BASIC AND DILUTED:

   Basic net income per common share                                $0.10            $0.00              $0.17            $0.01
                                                           ================= ================= ================= ================

   Diluted net income per common share                              $0.10            $0.00              $0.17            $0.01
                                                           ================= ================= ================= ================

   Basic weighted average shares of common stock and
     equivalents outstanding                                       5,183             5,161             5,181             5,161
                                                           ================= ================= ================= ================

   Diluted weighted average shares of common stock and
     equivalents outstanding                                       5,183             5,165             5,181             5,165
                                                           ================= ================= ================= ================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                                   July 1,         December 31,
(in thousands, except per share amounts)                                                             2005              2004
---------------------------------------------------------------------------------------------- ----------------- --------------
                                                                                                                   (Restated)
ASSETS
Current Assets:
   Cash and cash equivalents                                                                          $ 2,008          $    556
   Accounts receivable less allowances of $938 at July 1, 2005
            and $880 at December 31, 2004                                                              15,042            13,353
   Inventories--Note 2                                                                                 17,710            20,418
   Other current assets                                                                                 3,115             3,742
                                                                                               ----------------- -----------------
      Total current assets                                                                             37,875            38,069

Property, plant and equipment                                                                          80,223            82,125
   Less accumulated depreciation                                                                       56,815            57,666
                                                                                               ----------------- -----------------
       Net property, plant and equipment                                                               23,408            24,459
Other Assets:
   Goodwill                                                                                             5,649             5,902
   Other                                                                                                1,177               940
                                                                                               ----------------- -----------------
      Total other assets                                                                                6,826             6,842
                                                                                               ----------------- -----------------

TOTAL ASSETS                                                                                          $68,109           $69,370
                                                                                               ================= =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                                                              $ 9,012           $ 7,605
    Accounts payable                                                                                    7,105             7,803
    Accrued expenses                                                                                    6,103             6,343
    Deferred income taxes                                                                                 278               134
                                                                                               ----------------- -----------------
        Total current liabilities                                                                      22,498            21,885

Long-term debt, less current maturities                                                                14,484            16,708
Postretirement benefit obligation, less current portion                                                   385               542
Deferred income taxes                                                                                     449               687

Shareholders' Equity:
    Preferred stock, $.01 par value, 100 shares authorized at July 1, 2005 and
      December 31, 2004, and no shares issued or outstanding                                                --                --
    Common stock, $.01 par value, 10,000,000 shares authorized; 5,639,798 issued; 5,187,498
     and 5,172,690 outstanding at July 1, 2005 and December 31, 2004                                       57                57
    Additional paid-in-capital                                                                         27,206            27,095
    Retained earnings                                                                                   7,587             6,756
    Accumulated other comprehensive income (loss)                                                        (182)              158
    Treasury stock at cost                                                                             (4,375)           (4,518)
                                                                                               ----------------- -----------------
          Total shareholders' equity                                                                   30,293            29,548
                                                                                               ----------------- -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                            $68,109           $69,370
                                                                                               ================= =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Second quarter ended              Six months ended
                                                                    ------------------------------- ------------------------------
                                                                       July 1,         July 2,         July 1,         July 2,
(in thousands)                                                           2005            2004            2005            2004
------------------------------------------------------------------- --------------- --------------- --------------- ---------------
                                                                                        (Restated)                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                              $   504        $     11         $   882        $     62
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                        1,212           1,329           2,471           2,680
     Change in deferred income taxes, net                                    67            (108)            (94)           (217)
     Gain of termination of benefit plan                                   (270)                           (270)
     Other                                                                  (34)             70              50             136
     Changes in operating assets and liabilities:
         Accounts receivable                                                778             185          (1,689)         (2,358)
         Inventories                                                      1,622          (1,098)          2,708          (1,378)
         Other current assets                                               158             121             627             (87)
         Accounts payable                                                (1,419)           (230)           (698)            597
         Accrued and other liabilities                                     (176)           (147)           (125)            (48)
                                                                    --------------- --------------- --------------- ---------------
     Total adjustments                                                    1,938             122           2,980            (675)
                                                                    --------------- --------------- --------------- ---------------
Net cash provided by (used in) operating activities                       2,442             133           3,862            (613)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (898)           (834)         (1,349)         (1,207)
    Other                                                                   444             191              67              15
                                                                    --------------- --------------- --------------- ---------------
Net cash used in investing activities                                      (454)           (643)         (1,282)         (1,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                             --              18          13,000              18
    Repayments of long-term debt                                         (1,053)            (22)         (1,698)            (42)
    Proceeds from revolving credit facilities                            27,554           9,380          57,547          20,444
    Repayments of revolving credit facilities                           (27,632)         (8,801)        (69,666)        (17,671)
    Payments of dividends                                                    --            (465)             --            (929)
    Issuance of treasury stock                                               16              14              29              27
                                                                    --------------- --------------- --------------- ---------------
Net cash provided by financing activities                                (1,115)            124            (788)          1,847

Effect of changes in foreign exchange rates                                (211)             50            (340)            (42)
                                                                    --------------- --------------- --------------- ---------------
Net increase in cash and cash equivalents                                   662            (336)          1,452             ---
Cash and cash equivalents at beginning of period                          1,346           1,117             556             781
                                                                    --------------- --------------- --------------- ---------------
Cash and cash equivalents at end of period                              $ 2,008        $    781         $ 2,008        $    781
                                                                    =============== =============== =============== ===============

Income taxes paid (refunded)                                            $   125       $      29         $   235        $   (310)
                                                                    =============== =============== =============== ===============

Interest paid                                                          $    693        $    394      $    1,247        $    774
                                                                    =============== =============== =============== ===============

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

         These financial statements should be read together with the audited financial statements and notes in the Company's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. Management concluded that it had incorrectly applied the provisions of Statement of Financial Accounting Standards No. 106 relative to the 2001 curtailment of post employment healthcare benefits for active employees, and resulting partial plan settlement, as well as the partial plan settlement in 2004 associated with the change in benefit cost sharing arrangements for retiree plan participants. The matter consists of errors related to accounting for certain amendments to the Company post-employment medical plan, primarily related to transactions recorded in 2004 and 2001.

         We expect this will result in the restatement of amounts previously reported in the Company's financial statements for the years 2004, 2003 and 2002, including the 2004 quarterly financial statements. The restatements reported have no effect on the Company's past, current or future revenues or cash flows. The determination to restate the consolidated financial statements was approved by the audit committee of the Company's board of directors upon the recommendation of TB Wood's senior management. The 2004 quarterly financial statements included herein have been adjusted to reflect the effects of the anticipated restatement. In addition, certain disclosures in other notes to these condensed consolidated financial statements have been revised to reflect the restatement adjustments. The effect of the restatement on the Company's results of operations and financial position for the quarter ended April 1, 2005, as previously reported, was not material. The table below shows the impact of the restatement on the quarter and six months ended July 2, 2004 included in the previously filed condensed consolidated financial statements:

                                                                IMPACT OF THE   AS PREVIOUSLY
                                                    AS ADJUSTED  RESTATEMENT       FILED
                                                    -----------------------------------------
Quarter ended July 2, 2004
Selling, general, and administrative expenses        $ 7,737      $ 137           $7,600
Operating income                                         511       (137)             648
Income (loss) before income taxes                        133       (137)             270
Provision for income taxes                               122        (53)             175
                                                    -----------------------------------------
Net income (loss)                                       $ 11      $ (84)            $ 95
                                                    =========================================


                                                                                          IMPACT OF THE AS PREVIOUSLY
                                                                           AS ADJUSTED     RESTATEMENT      FILED
                                                                         --------------- -------------- -------------
                 Six months ended July 2, 2004
                 -----------------------------
                 Selling, general, and administrative expenses            $14,664            $ 274          $14,390
                 Operating income                                           1,098             (274)           1,372
                 Income (loss) before income taxes                            351             (274)             625
                 Provision for income taxes                                   289             (107)             396
                                                                         --------------- -------------- -------------
                 Net income (loss)                                        $    62            $(167)         $   229
                                                                         =============== ============== =============

               December 31, 2004                                                                    AS PREVIOUSLY
               -----------------                                                   AS ADJUSTED          FILED
                                                                               ------------------- -----------------
               Liabilities:
                   Postretirement benefit obligation, less current portion
                                                                                     $     542           $     235
                   Deferred income taxes, non-current                                      687                 807

               Shareholders' equity
                  Retained earnings                                                      6,756               6,943
                    Total shareholders' equity                                          29,548              29,735
                     Total Liabilities and Stockholders' Equity                        $69,370             $69,370

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

2.       Inventories and Cost of Goods Sold

         The Company uses the last-in, first-out ("LIFO") method for a majority of inventories located in the United States, which represents approximately 72% and 74% of inventories at July 1, 2005 and December 31, 2004 respectively. Inventories for foreign operations are stated at the lower of cost or market using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can only be made at the end of each year based upon the inventory levels and costs at that time. Accordingly, interim LIFO inventory determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to final year-end LIFO inventory valuation adjustments. The major classes of inventories are valued principally using the "last in first out"
         (LIFO) method, and consisted of the following:

                                                                                                   July 1          December 31
                                                                                                    2005               2004
                                                                                              ----------------- -------------------
          Finished goods                                                                            $11,771           $14,296
          Work in process                                                                             4,047             3,714
          Raw materials                                                                               8,027             8,490
          LIFO reserve                                                                               (6,135)           (6,082)
                                                                                              ----------------- -------------------
          Inventory value at LIFO                                                                   $17,710           $20,418
                                                                                              ================= ===================

          During the second quarter of 2005, the LIFO reserve was increased by $223, while in the second quarter of 2004 the LIFO reserve remained unchanged. For the first six months of 2005, the LIFO reserve was increased by $53, while during the similar period 2004 it was increased by $37. Had the Company utilized the FIFO method of accounting for all of its inventories, costs of goods sold would have been lower in 2005 and 2004 by the respective amounts of the aforementioned changes in LIFO reserve.
          Shipping and handling costs incurred by the Company to deliver manufactured goods to its customers are not included in costs of goods sold but are presented as an element of selling, general and administrative expense. The Company incurred $1,593 and $1,669 of shipping and handling costs in the second quarters ended July 1, 2005 and July 2, 2004, respectively. The corresponding year to date amounts were $3,230 and $3,295, respectively.

3.       Shareholders' Equity

         During the first six months of 2005 the Company issued 14,808 treasury shares to participants in Company sponsored employee stock purchase and 401(k) retirement plans.

         On February 11, 2005, the Company granted options for the purchase of 146,500 shares of the common stock to employees and directors at exercise prices equal to or in excess of market price on the date of grant. These options vest over three years following the grant date and expire on February 11, 2015. The Company follows Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
         (SFAS) No. 123, as amended by SFAS No. 148, to account for stock based compensation cost using the fair value method. Stock based compensation cost, recorded as an after tax cost, was $35 and $29 for the second quarter of 2005 and 2004 respectively, and $69 and $53 for the first six months of 2005 and 2004, respectively.

4.       Earnings Per Share

         Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding and common equivalent shares if dilutive. The computation of weighted average shares outstanding is as follows:

                                                                        Second quarter ended             Six months ended
                                                                      July 1,         July 2,         July 1,        July 2,
                                                                        2005            2004            2005           2004
                                                                    -------------- --------------- --------------- -------------
          Basic   weighted   average   number  of  common  shares
              outstanding                                                5,183           5,161           5,181           5,161
          Shares  issuable upon assumed  exercise of  outstanding
              stock options                                                 --               4              --               4
                                                                    -------------- --------------- --------------- -------------
          Diluted   weighted  average  number  of  common  shares
              outstanding                                                5,183           5,165           5,181           5,165
                                                                    ============== =============== =============== =============

         Total outstanding options to purchase 679,451 and 712,567 shares of common stock as of July 1, 2005 and July 2, 2004, respectively, are not included in the above calculation as their effect would be anti-dilutive.

5.       Other Comprehensive Income

         Total comprehensive income (loss) was as follows:

                                                                       Second quarter ended                 Six months ended
                                                                    July 1,           July 2,            July 1,         July 2,
                                                                     2005               2004              2005            2004
                                                                ----------------- ------------------ ----------------- -------------
                                                                                       (Restated)                         (Restated)
          Net income                                                   $404              $ 11               $882               $62
          Other comprehensive (loss):
            Foreign currency translation adjustments                   (211)               50               (340)              (42)
                                                                ----------------- ------------------ ----------------- -------------
          Total comprehensive income                                  $ 293              $ 61              $ 542              $ 20
                                                                ================= ================== ================= =============

         Accumulated other comprehensive income (loss), net of income tax, is comprised of aggregate currency translation adjustments of $(182) and $158 as of July 1, 2005 and December 31, 2004, respectively.

6.       Postretirement Benefit

         In the second quarter of 2005, the Company announced to employees that it was discontinuing its sponsorship of an unfunded defined benefit post employment group term life insurance plan that provided life insurance coverage for active employees and retirees. As a result the Company recognized a non-recurring gain of $270 from the termination of this benefit program.

         The Company sponsors an unfunded group medical insurance plan that provides health insurance coverage for a limited number of retirees and/or their dependents that retired before January 1, 2002. Prior to that date, active employees were eligible for post-employment healthcare benefits; however, the Company curtailed those benefits in their entirety for all active employees effective December 31, 2001. In December 2004, the Company announced to those retirees still participating in the plan that the Company would only provide coverage through age 65, and that the retiree share of the cost would effectively be 100% of the Company's cost, together with an administrative fee.

         As described in Note 1, the Company expects to restate its previously issued financial statements for 2004 as a result of discussions with the SEC in connection with a comment letter the Company received during the second quarter of 2005 with respect to its Annual Report on Form 10-K for the year ended December 31, 2004 regarding its accounting treatment in the fourth quarter of 2004 of its post-employment healthcare benefits plan. Prior to the restatement described in this Form 10-Q, the Company only recognized the curtailment aspects of its 2001 actions, and did not account for the settlement, at no cost to the Company, of the prior service costs and other unamortized gains and losses attributable to the active employees when the amortization of such deferred credits would no longer be matched with any future service period for those employees following the plan change. In addition, under the accounting treatment in effect prior to the restatement, following the withdrawal of approximately 90% of the retiree participants in December 2004, also at no cost to the Company, management concluded that the plan was effectively terminated, and applied settlement accounting that resulted in recognition of an aggregate pre-tax gain of approximately $9.3 million, equivalent to i) the reduction in the accumulated plan benefit obligation to the extent that retirees irrevocably withdrew from the plan; ii) the reduction of all unamortized prior service cost credit relating to the action of curtailing benefits for active employees in 2001, and iii) all unamortized gains and losses remaining under the plan since its inception.

         Following discussions with the Staff of the Securities and Exchange Commission ("SEC") and upon further review of these events, the Company determined to restate its treatment of these healthcare benefit obligations in accordance with Statement of Financial Accounting Standards No. 106 relative to the 2001 curtailment of post employment healthcare benefits for active employees, and resulting partial plan settlement, as well as the partial plan settlement in 2004 associated with the withdrawal from the plan by, and effective settlement with, a substantial portion retiree plan participants. The effect of applying settlement accounting to these events requires the immediate recognition of all prior service costs and the pro rata portion of unamortized other actuarial gains and losses attributable to active employees at the time the Company's obligation to such employees was eliminated. While discussions with the Staff of the SEC are continuing with respect to this matter, a determination to restate the consolidated financial statements was approved by the audit committee of the Company's board of directors upon the recommendation of TB Wood's senior management.

         The effects of the anticipated restatement described above have been reflected to the extent they pertain to the periods included in the Form 10-Q. As a result of the restatement, the amount of the amortization previously recognized in 2004 relative to then recorded deferred credits relating to unamortized actuarial gains and losses has been reduced. At December 31, 2004, such deferred credits approximated $0.2 million, and will be amortized over the remaining estimated four year term of participation by the existing plan participants. In 2005 and 2004, as restated, the Company recognized net periodic benefits of $11 and $57 in the second quarter, and $22 and $114 for the first six months, respectively. All gains are presented as a reduction of selling, general and administrative expense. Future contributions to post-retirement benefit programs are not expected to be material.

7.       Business Segment Information

         The Company's reportable segments are business units that manufacture and market separate and distinct products and are, in part, managed separately because each business requires different processes, technologies and marketing strategies.

                                                                      Second quarter ended              Six months ended
                                                                --------------------------------------------------------------------
                                                                    July 1,         July 2,         July 1,         July 2,
                                                                      2005            2004            2005            2004
                                                                --------------------------------------------------------------------
                                                                                (Restated)                      (Restated)
          Sales:
             Mechanical Segment                                       $18,283         $16,263         $36,436         $32,525
             Electronics Segment                                        9,561           9,196          19,119          19,015
                                                                --------------- --------------- --------------- ---------------
                                                                      $27,844         $25,459         $55,555         $51,540
                                                                --------------- --------------- --------------- ---------------

          Operating income (loss):
             Mechanical Segment                                        $1,117          $1,153          $2,078          $1,854
             Electronics Segment                                           26            (642)            358            (756)
                                                                --------------- --------------- --------------- ---------------
                                                                       $1,143            $511          $2,436          $1,098
                                                                --------------- --------------- --------------- ---------------

          Depreciation and amortization:
             Mechanical Segment                                        $  660          $  722        $  1,337        $  1,446
             Electronics Segment                                          286             344             592             704
             Corporate                                                    266             263             542             530
                                                                --------------- --------------- --------------- ---------------
                                                                       $1,212          $1,329          $2,471          $2,680
                                                                --------------- --------------- --------------- ---------------

          Expenditures for long-lived assets:
             Mechanical Segment                                          $173            $716            $341          $1,037
             Electronics Segment                                          499              90             720             118
             Corporate                                                    226              28             288              52
                                                                --------------- --------------- --------------- ---------------
                                                                         $898            $834          $1,349          $1,207
                                                                --------------- --------------- --------------- ---------------

          Assets:                                                   July 1,     December 31,
                                                                      2005            2004
                                                                --------------- ---------------
             Mechanical Segment                                       $42,869         $43,541
             Electronics Segment                                       21,034          22,136
             Corporate                                                  4,206           3,693
                                                                      $68,109         $69,370


         The Company measures its business segments at the operating income level, excluding gains from the termination and settlement of benefit programs, and does not allocate interest and other finance costs to determine pre-tax income on an operating segment basis.

8.       Subsequent Events

          On August 9, 2005, the Company offered to purchase up to 750,000 shares of its common stock at a price not greater than $7.50 nor less than $5.00 per share through a modified "Dutch Auction" procedure ("Offer"). Under the terms of the offer, the Company will select the lowest purchase price that will allow it to buy 750,000 shares of common stock or, if a lesser number of shares of common stock are properly tendered and subject to satisfaction of the Minimum Share Condition described below, all shares of common stock that are properly tendered and not withdrawn. All shares of common stock acquired in the Offer will be acquired at the same purchase price regardless of whether the shareholder tendered at a lower price. The Offer is currently scheduled to expire on September 6, 2005.

          The offer is subject to a number of conditions, including (i) shareholders tendering and not withdrawing before the expiration time in the aggregate a minimum of 500,000 shares (the "minimum share condition") and (ii) the receipt by the Company of subordinated debt financing on terms and conditions satisfactory to it, in its reasonable judgment, in an amount expected to be $10 million, to fund these share purchases and other transactions described below. The Company expects borrowings under the subordinated debt facility to have a stated interest rate of 12% per annum and to have a maturity date seven years following initial borrowings. In addition, the Company expects that the creditor will be granted a warrant to purchase shares of its common stock equal to up to 2.67% of its shares (on a fully diluted basis) at a price based upon the average trading price for the twenty trading days prior to this Offer.

          Assuming that 750,000 shares of common stock are tendered in the Offer at a price between $5.00 and $7.50 per share, the aggregate purchase price will be between approximately $3.8 million and $5.6 million. In preparation for making the Offer, the Company amended its senior bank loan agreement, extending the term thereof from January 2007 to April 2009. The amendment requires that a portion of the senior debt outstanding at the time the tender offer is completed ($2.25 million at July 1, 2005) be repaid with the proceeds from unsecured subordinated financing. The Company also plans to repay additional senior bank debt to the extent there are unused subordinated debt proceeds for additional working capital. The fees and expenses owed to the senior bank in connection with the aforementioned amendment, together with the fees and expenses of this Offer and borrowing under its proposed new subordinated debt facility, will be approximately $0.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company is a worldwide manufacturer of mechanical and electronic products used in the process of power transmission for industrial and other commercial applications. The following tables, derived from the Company's condensed consolidated financial statements, presents selected elements of the Company's operating results, and the changes thereto, for the second quarter and six months year to date of the current and the immediately preceding year. Amounts presented in Item 2 are in thousands of dollars, unless otherwise indicated.

                                                                                        Second quarter ended
                                                                        July 1,         July 2,        Dollar Change  % Change
                                                                          2005            2004
                                                                                     (Restated)
          Sales
             Mechanical Segment                                            $18,283         $16,263          $2,020       12.4%
             Electronics Segment                                             9,561           9,196             365        4.0%
                                                                     --------------- --------------- ---------------
                                                                     --------------- --------------- ---------------
                 Total Sales                                               $27,844         $25,459          $2,385        9.4%

          Cost of Sales
             Mechanical Segment                                            $13,218         $11,139          $2,079       18.7%
             Electronics Segment                                             6,350           6,372             (22)      (0.3%)
                                                                     --------------- --------------- ---------------
                                                                     --------------- --------------- ---------------
                 Total Cost of Sales                                       $19,568         $17,511          $2,057       11.7%

          Gross Profit
             Mechanical Segment                                             $5,065          $5,124           $ (59)      (1.2%)
             Electronics Segment                                             3,211           2,824             387       13.7%
                                                                     --------------- --------------- ---------------
                                                                     --------------- --------------- ---------------
                 Total Gross Profit                                         $8,276          $7,948            $328        4.1%

          Selling, General and Administrative Expense                       $7,133          $7,437           $(304)      (4.1%)

          Sales
             Mechanical Segment                                            65.7%           63.9%
             Electronics Segment                                           34.3%           36.1%
                                                                     --------------- ---------------
                                                                     --------------- ---------------
                 Total Sales                                              100.0%          100.0%

          Cost of Sales as a Percentage of Sales
             Mechanical Segment                                            72.3%           68.5%
             Electronics Segment                                           66.4%           69.3%
                 Total Cost of Sales                                       70.3%           68.8%

          Gross Profit as a Percentage of Sales
             Mechanical Segment                                            27.7%           31.5%
             Electronics Segment                                           33.6%           30.7%
                 Total Gross Profit                                        29.7%           31.2%

          SG&A Expenses as a Percentage of Sales                           25.7%           29.2%



                                                                                          Six months ended
                                                                        July 1,         July 2,        Dollar Change  % Change
                                                                          2005            2004
                                                                                     (Restated)
          Sales
             Mechanical Segment                                            $36,436         $32,525          $3,911       12.0%
             Electronics Segment                                            19,119          19,015             104        0.5%
                                                                     --------------- --------------- ---------------
                                                                     --------------- --------------- ---------------
                 Total Sales                                               $55,555         $51,540          $4,015        7.8%

          Cost of Sales
             Mechanical Segment                                            $26,591         $23,122          $3,469       15.0%
             Electronics Segment                                            12,535          12,956            (121)      (3.2%)
                                                                     --------------- --------------- ---------------
                                                                     --------------- --------------- ---------------
                 Total Cost of Sales                                       $39,126         $36,078          $3,348        9.4%

          Gross Profit
             Mechanical Segment                                             $9,845          $9,403           $ 442        4.7%
             Electronics Segment                                             6,584           6,059             525        8.7%
                                                                     --------------- --------------- ---------------
                                                                     --------------- --------------- ---------------
                 Total Gross Profit                                        $16,429         $15,462            $967        6.3%

          Selling, General and Administrative Expense                      $14,892         $14,364           $(382)      (2.7%)

          Sales
             Mechanical Segment                                            65.6%           63.1%
             Electronics Segment                                           34.4%           36.9%
                                                                     --------------- ---------------
                                                                     --------------- ---------------
                 Total Sales                                              100.0%          100.0%

          Cost of Sales as a Percentage of Sales
             Mechanical Segment                                            73.0%           71.1%
             Electronics Segment                                           65.6%           68.1%
                 Total Cost of Sales                                       70.4%           70.0%

          Gross Profit as a Percentage of Sales
             Mechanical Segment                                            27.0%           28.9%
             Electronics Segment                                           34.4%           31.9%
                 Total Gross Profit                                        29.6%           30.0%

          SG&A Expenses as a Percentage of Sales                           25.2%           27.9%


Second quarter 2005 revenues grew $2.4 million, or 9.4% over similar quarter in 2004. Major contribution to this gain came from the Company's largest distributor, where second quarter sales increased $1.0 million or 24.7% over same period in 2004. The Company believes that inventory levels at this customer have been reduced to near targeted levels, and that this improvement should continue through the remainder of the year if the overall economy sustains its current pace. 5% points of the Company's sales gain was driven by volume increase, 2.7% points by favorable pricing with the rest of the gain being a favorable currency effect. Mechanical business sales increased $2.0 million, with approximately half of this gain attributable to volume increase, $0.7 million due to price increment, and the remainder resulting from a weaker dollar. Electronic Business sales grew $0.4 million, with half the gain coming from higher volume and the other half from favorable currency effect.

Year to date revenues increased $4.0 million or 7.8%. Sales volume increased by $1.7 million, pricing and product mix accounted for $1.5 million, and currency gain contributed $0.8 million. As in the second quarter, this gain was largely due to Mechanical Business whose sales increased 12.0% or $3.9 million. $2.0 million of this gain was attributable to volume and $1.7 million to pricing. Electronic Business revenue was largely flat, with a 1.4% drop in volume being compensated by favorable currency effect.

Second quarter 2005 total Company gross profit increased $0.3 million from the prior year to $8.3 million. Stated as a percent of net sales, the gross profit margin fell from 31.2% to 29.7% as the sales increased 9.4%. Mechanical Business gross profit was $5.1 million or 61.2% of the total margin for the Company, and compared to second quarter 2004, this segment's gross profit was flat. Increased margins due to higher volume, prices and weaker dollar were offset by higher production costs and lower absorption of fixed manufacturing costs. Metal cost escalation on a year-over-year basis was the main driver of higher production costs, however metal cost prices have continued to trend downward in the quarter from high levels at December 2004. As the sales revenue was higher in the quarter compared to 2004, gross profit margin as a percent of net sales fell from 31.5% to 27.7%. Electronics Business reported $0.4 million increase in gross profit, principally due to lower production costs and currency changes.

On a year-to-date basis, the Company's gross profit increased by $1.0 million to $16.4 million. Since sales increased at a slightly higher rate, gross margin expressed as a percent of net sales declined slightly from 30.0% to 29.6%. Mechanical Business contributed $0.4 million or 45.7% of this gross profit increase, largely as a result of passing on higher metal costs to customers, and to a lesser extent via higher volume sales and favorable currency effect. In addition, higher production levels in 2004 associated with plans to close the Company's Trenton, Tennessee facility resulted in a higher level of fixed costs absorption in the prior year, adversely affecting margin improvement. Electronic Business contributed $0.5 million increase due to second half 2004 workforce reductions taking effect in the first half of 2004. Favorable currency effect and production efficiencies countered flat pricing and a slightly lower volume.





For the second quarter 2005, selling, general and administrative expenses declined by $0.3 million. This, combined with the rise in sales, resulted in the fall of their percent to net sales from 30.4% to 25.7%. Electronic Business selling, general and administrative costs were reduced by $0.5 million, principally in the US due to a reorganization that took place in the third quarter of 2004.

Year-to-date selling, general and administrative costs declined $0.4 million, with a reduction as a percent of net sales from 27.9% to 25.2%. Mechanical Business costs increased $0.2 million largely due to higher employee bonus accruals and lower gains associated with post-employment healthcare plans. However, this was offset by $0.6 million of costs reductions in the Electronics Business principally due to second half 2004 restructuring efforts lowering costs in the first half of 2005 for this business unit.

Interest expense and other finance charges increased $0.1 million in second quarter to $0.5 million compared to the prior year. This increase was caused by higher interest rates incurred by the Company under the terms of its new senior secured borrowing facility, including amortization of the related costs, together with increasing interest rates experienced in capital markets. Income taxes remain at rates higher than statutory rates primarily due to operating losses at the Company's Mexico operations that have not yet yielded any tax benefits. For the year to date, interest expense and other finance charges were $0.4 million higher at $1.1 million, and provision for incomes taxes was $0.4 million higher at $0.7 million.

As a result of the above, net income in the second quarter of 2005 was $0.5 million, compared to breakeven operating results in the same quarter in the preceding year. Net income per share in the second quarter of 2005 was $0.10 per share, compared to a net income per share of nil in 2004. Year to date 2005 net income was $0.9 million, or $0.17 per share compared to net income of $0.1 million, or $0.01 per share for the corresponding period in 2004.

Liquidity and Capital Resources:

On January 7, 2005, the Company entered into a Loan and Security Agreement (the "Agreement") that provides for up to an $18.3 million revolving line of credit and two term loans (Term Loan A and Term Loan B) totaling $13.0 million. At July 1, 2005 current and long-term debt of the Company totaled $23.5 million, compared to $24.6 million at April 1, 2005, and $24.3 million at December 31, 2004. Borrowings at July 1, 2005 include $6.0 million of revolving credit and $11.4 million of term debt under the terms of the Agreement. In addition, the Company owes $5.3 million of revenue bonds and approximately $0.8 million of other revolving and term borrowings. In July, 2005 the Company and its senior lender agreed to extend this agreement from January 2007 to April 2009.

The proceeds from the Agreement were used to retire amounts outstanding under the Company's previous credit agreement, as well as fund existing letters of credit that support $5.3 million of industrial revenue bonds and certain obligations under various self-insured workers compensation insurance policies. The term of the Agreement is two years and the loans are secured by substantially all of the Company's domestic assets and pledges of 65% of the outstanding stock of the Company's Canadian, German and Mexican subsidiaries. The revolving credit portion of the Agreement is governed by a borrowing base formula, and the Term Loans are repayable in monthly principal installments totaling $0.2 million. All borrowings under the Agreement bear variable interest of a margin plus LIBOR or US Prime Rate.

The amounts owed under the revenue bonds, together with $1.6 million of obligations for workers compensation coverage, are secured by letters of credit backed by the Agreement. The Company's unused borrowing capacity under the terms of the Facility was $4.2 million and $5.3 million as at July 1, 2005, and April 1, 2005, respectively. Had the Agreement been in place at December 31, 2004, the remaining borrowing capacity available to the Company would have been approximately $2.4 million, after taking into consideration the costs of the transaction.

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

The Company generated net cash flow of $0.7 million in 2005 second quarter versus a net cash depletion of $0.3 million in the same quarter last year. Operating activities generated $2.4 million cash compared to $0.1 million for the same period in 2004. This change largely resulted from $0.5 million increased net income, and $2.1 million reduced investment in receivables and inventories, net of trade credit. Capital expenditures of $0.9 million were partially funded by $0.4 million sale proceeds from Trenton, Tennessee plant idled in the third quarter of 2004. Cash from operating activities was more than sufficient to fund the remaining capital expenditures, pay down $1.1 million of long-term debt, and increase cash balances by $0.7 million.

Year to date, the Company generated $1.5 million cash versus zero cash generation in the same period of 2004. Operating activities provided $3.9 million versus a $0.6 million use of cash for the corresponding period of 2004. Net income of $0.9 million and inventory reduction of $2.7 million were the principal drivers for the 2005 year to date increase. During the first half of 2004, the Company invested in inventory to create safety stock as it transferred production from the idled Trenton facility to other production facilities. Since that time, considerable reductions in inventory quantities have occurred through the implementation of lean manufacturing processes. Capital expenditures of $1.3 million in the first six months of 2005 were comparable to prior year levels. Financing activities used $0.8 million of the Company's positive cash flow, largely to fund $0.2 million monthly principal repayments associated with the new Term Loans.

The Company did not pay any dividends either in the second quarter 2005 or in the first half of 2005 compared to payments of $0.5 million and $0.9 million during the corresponding periods of 2004 respectively. The Company's ongoing ability to declare and pay dividends is dependent upon its ability to continue to operate at profitable levels and demonstrate compliance with the terms of its senior secured credit facility.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As of July 1, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. "Disclosure controls and procedures" are defined in Exchange Act Rule 13a-15. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in the achieving the stated goals under all potential future conditions, regardless of how remote.

Restatement. On August 19, 2005, in response to a comment raised by the Staff of the Securities and Exchange Commission concerning the Company's accounting for post-retirement healthcare benefit obligations, the Audit Committee of the Board of Directors and management of the Company concluded that the Company's financial statements for each of the years in the three year period ended December 31, 2004, that were previously reported in the Company's 2004 Annual Report on Form 10-K should be restated and such financial statements should no longer be relied upon. The restatement revised the accounting for the post-employment healthcare benefit obligations included in the aforementioned financial statements. The restatement, associated with infrequent events related to significant benefit plan settlements, occurred as a result of a different interpretation of the provisions of Statement of Financial Accounting Standards Board Statement No. 106 than previously agreed to by the Company's senior management and its independent accountants. This restatement has no effect on the past, current or future revenues or cash flows of the Company. As set forth in the table in Note 1, the impact of the restatement on the December 31, 2004 balance sheet was to increase the accrued benefit obligation relating to the postretirement benefit plan by $307,000, with the offset, net of deferred income taxes, charged to retained earnings. The unamortized actuarial gains comprising a portion of this obligation is $227, which the Company currently expects will be amortized over five years.


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

              a) The Company held its Annual Meeting of Shareholders on April 28, 2005.

           b) The following individuals were nominated and elected to serve as directors of TB Wood's Corporation: Thomas C. Foley and Frank D. Osborn.

              c) The Shareholders voted as follows on the following matters:

              1. Election of Directors. The voting result for each nominee is as follows:

Name                    Votes for     Votes Withheld
Thomas C. Foley          4,321,274       220,148
Frank D. Osborn          4,533,714         7,178

         2. To ratify the Audit Committee's selection of Grant Thornton LLP as the Company's independent public accountants was approved by a count of 4,536,105 votes for, 2,050 votes against, 3,266 votes abstaining and zero broker non-vote.


Item 5.   Other Information

              None

Item 6.  Exhibits

         31.1     Certification of Principal Executive Officer required by
                  13a-14(a)

         31.2     Certification of Principal Financial Officer required by
                  13a-14(a)

         32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer


Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on August 22, 2005

Date  August 22, 2005           TB WOOD'S CORPORATION

                                By:  /s/Joseph C. Horvath
                                     JOSEPH C. HORVATH
                                     Vice-President and Chief Financial Officer
                                    (Principal Financial Officer and
                                     Principal Accounting Officer)