Form 10-Q/A
period 2005-07-01
TB WOODS CORP
filed 2005-09-28
CIK 1000227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2005.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSISTION PERIOD FROM _______ TO _________.


                         Commission File Number 1-14182


                              TB WOOD'S CORPORATION
           ---------------------------------------------------------
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


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at September 14, 2005
----------------------------                   ---------------------------------
Common Stock, $.01 par value                               5,195,826

                              TB WOOD'S CORPORATION

                           FORM 10-Q QUARTERLY REPORT



                                EXPLANATORY NOTE




This Form 10-Q/A is being filed to amend and restate certain disclosure items related to the accounting by TB Wood's Corporation (the "Company") for post-employment healthcare benefit obligations in the Form 10-Q for the quarter ended July 1, 2005 (the "Second Quarter 2005 Form 10-Q"), which was originally filed with the Securities and Exchange Commission (the "SEC") on August 22, 2005. As disclosed in a Current Report on Form 8-K filed with the SEC on September 27, 2005, the Company announced that after extensive review of its accounting for post-employment healthcare benefit obligations in response to a comment letter the Company received from the Staff of the SEC during the second quarter of 2005 directed to such accounting matter with respect to its 2004 Form 10-K, the Company has concluded that its original accounting treatment of its post-employment healthcare benefit obligations complied with GAAP.


On August 19, 2005, the Company filed a report on Form 8-K announcing that the Company had concluded that it would need to amend and restate its previously issued financial statements and other financial information for the fiscal year and quarter to date periods in each of the three years in the period ended December 31, 2004, as presented in the Company's annual report on Form 10-K for the year ended December 31, 2004, and in the quarter ended March 31, 2005, as presented in the company's quarterly report on Form 10Q for that period, with respect to our accounting for post-employment healthcare benefit obligations.


The Company's original determination to amend and restate its previously issued financial statements was based upon its receipt of a comment letter from the Staff of the Securities and Exchange Commission, internal discussions with its Audit Committee and ongoing discussions with its independent accountants, Grant Thornton LLP, and the Staff of the SEC. During these ongoing discussions, the Company had filed its quarterly report on Form 10-Q for the second quarter of 2005 to reflect anticipated adjustments relative to its post-employment healthcare benefit obligation accounting for periods ending prior to 2005 based on the progress of discussions with the Staff of the SEC at the time of filing. In the Second Quarter 2005 Form 10-Q, these anticipated adjustments had the effect of reallocating a portion of the approximately $9.3 million pre-tax gain, originally recognized in the fourth quarter of 2004, to earlier periods in 2004


The Company, along with the Staff, has now completed its review of this matter and has determined that its original treatment of the issues raised in the SEC comment letter complied with GAAP. As a result of concluding its evaluation of this matter, the Company is hereby amending its disclosure relating to the accounting for post-employment healthcare benefit obligations and restating the condensed consolidated financial statements for the three months and six month periods ended July 2, 2004 that had previously been restated in order to preserve the original accounting treatment afforded this matter when such interim financial statements were presented in the original filings of the quarterly reports on Form 10-Q during the applicable periods in the fiscal year ended December 31, 2004.

This amendment presents the Quarterly Report on Form 10-Q for the quarter ended July 1, 2005, as amended to reflect the changes discussed above, in its entirety, and also reflects certain financial statement reclassifications to conform the 2004 periods with the financial statement presentation of the corresponding periods in 2005, but does not modify or update the disclosure in the Company's annual report on Form 10-K for the year ended December 31, 2004 in any way. Accordingly, the previously issued financial statements and other financial information contained in our and our Form 10-K for the fiscal year ended December 31, 2004 and in our quarterly reports on Form 10-Qs for such quarters may continue to be relied upon. However, because the Company had restated its accounting treatment of its retiree healthcare plans in its Second Quarter 2005 Form 10-Q to account for the issues raised at that time by the Staff of the SEC, the Company determined that it needs to restate its financial statements contained in this report to reflect the continuation of the Company's original accounting treatment. As a result this Form 10-Q/A (Amendment No.1) for the quarter ended July 1, 2005, is being filed. The restatements reported in this Form 10-Q/A have no effect on our past, current or future revenues or cash flows.


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

Following this announcement, approximately 90% of the retiree participants irrevocably withdrew from further plan participation in December 2004, at no cost to the Company. Accordingly, management concluded that the plan was effectively terminated, and applied plan termination accounting that resulted in recognition of an aggregate pre-tax gain of approximately $9.3 million, equivalent to (i) the reduction in the accumulated plan benefit obligation to the extent that retirees irrevocably withdrew from the plan; (ii) the reduction of all unamortized prior service cost credit relating to the action of curtailing benefits for active employees in 2001, and (iii) all unamortized gains and losses remaining under the plan since its inception.

As previously disclosed, the Company received a comment letter from the Staff of the SEC during the second quarter of 2005 with respect to its 2004 Form 10-K regarding its accounting treatment of its terminated post-employment healthcare benefit obligations that resulted in the Company recognizing a non-recurring, non-cash pre-tax gain of approximately $9.3 million in its income statement with respect to its terminated post-employment healthcare benefit obligations in the fourth quarter of 2004. This communication and subsequent review of this matter called into question whether the Company should have recognized at the time of the full curtailment of benefits for active employees in 2001, a no cost settlement of the prior service costs and other unamortized gains and losses attributable to the then active employees whose benefits were fully curtailed in order to reflect that there would be no future service period against which the amortization of such deferred credits could be matched.

Upon finalization of its discussions with the Staff of the SEC and upon further review of these events, the Company has determined that its original accounting treatment of not immediately applying settlement accounting, and instead deferring the recognition of the prior service costs and other actuarial gains associated with the healthcare benefit obligations attributable to the active employees whose benefits were curtailed in 2001, and amortize the same over the estimated lives of the remaining plan participants, comprised solely of inactive plan participants, was in accordance with Statement of Financial Accounting Standards No. 106, and that the Company does not need to do a restatement.

The determination that the Company (a) does not need to restate the consolidated financial statements for the fiscal year ended December 31, 2004 and the fiscal quarter ended March 31, 2005 and (b) needs to restate the consolidated financial statements for the fiscal quarter ended July 1, 2005 was approved by the Audit Committee of the Company's Board of Directors upon the recommendation of TB Wood's senior management. The Audit Committee of the Board has discussed the determinations described in this Form 10-Q/A with Grant Thornton LLP, its independent accountant.

                              TB WOOD'S CORPORATION
                               FORM 10-Q/A - INDEX
                                  JULY 1, 2005

Part 1. - Financial Information                                                                 Page No.

Item 1.    Financial Statements (unaudited):

                 Condensed Consolidated Statements of Operations - for the
                   Second Quarter and Six Months ended July 1, 2005 and July 2, 2004                6

                 Condensed Consolidated Balance Sheets -
                    July 1, 2005 and December 31, 2004                                              7

                 Condensed Consolidated Statements of Cash Flows - for the Second Quarter
                   and Six Months ended July 1, 2005 and July 2, 2004                               8

                 Notes to Condensed Consolidated Financial Statements                               9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations    16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                               23

Item 4.   Controls and Procedures                                                                  23

Part II - Other Information                                                                        24

Item 1    Legal Proceedings
Item 2    Changes in Securities and Use of Proceeds
Item 3    Defaults on Senior Securities
Item 4    Submission of Matters to a Vote of Security Holders
Item 5     Other Information
Item 6    Exhibits

Signatures                                                                                         25

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002               26
Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002               27
Exhibit 32   Statement Pursuant to 18 U.S.C. Section 1350 as required by Section 906
               of the Sarbanes Oxley Act of 2002                                                   28

PART 1. - FINANCIAL INFORMATION
Item 1 Financial Statements


                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                            Second quarter ended        Six months ended
                                                            ----------------------------------------------
                                                            July 1,      July 2,      July 1,      July 2,
(in thousands, except per share amounts)                     2005         2004         2005         2004
----------------------------------------------------------------------------------------------------------
                                                                       (Restated)                 (Restated)

Net sales                                                   $27,844      $25,459      $55,555      $51,540
Cost of goods sold                                           19,568       17,511       39,126       36,078
                                                            ----------------------------------------------

Gross profit                                                  8,276        7,948       16,429       15,462

Selling, general and administrative expense                   6,874        7,300       13,734       14,090
                                                            ----------------------------------------------

Operating income                                              1,402          648        2,695        1,372

Interest expense and other finance charges                      524          378        1,140          747
                                                            ----------------------------------------------

Income before provision for income taxes                        878          270        1,555          625

Provision for income taxes                                      381          175          686          396
                                                            ----------------------------------------------

Net income                                                  $   497      $    95      $   869      $   229
                                                            ==============================================

PER SHARE AMOUNTS - BASIC AND DILUTED:

   Basic net income per common share                        $  0.10      $  0.02      $  0.17      $  0.04
                                                            ==============================================

   Diluted net income per common share                      $  0.10      $  0.02      $  0.17      $  0.04
                                                            ==============================================

   Basic weighted average shares of common stock and
     equivalents outstanding                                  5,183        5,161        5,181        5,161
                                                            ==============================================

   Diluted weighted average shares of common stock and
     equivalents outstanding                                  5,183        5,165        5,181        5,165
                                                            ==============================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)



                                                                                               July 1,      December 31,
(in thousands, except per share amounts)                                                        2005            2004
                                                                                              ------------------------
                                                                                             (Restated)      (Restated)
ASSETS
Current Assets:
   Cash and cash equivalents                                                                  $  2,008        $    556
   Accounts receivable less allowances of $938 at July 1, 2005
            and $880 at December 31, 2004                                                       15,042          13,353
   Inventories--Note 2                                                                          17,710          20,418
   Other current assets                                                                          3,115           3,742
                                                                                              ------------------------
      Total current assets                                                                      37,875          38,069

Property, plant and equipment                                                                   80,223          82,125
   Less accumulated depreciation                                                                56,815          57,666
                                                                                              ------------------------
       Net property, plant and equipment                                                        23,408          24,459
Other Assets:
   Goodwill                                                                                      5,649           5,902
   Other                                                                                         1,177             940
                                                                                              ------------------------
      Total other assets                                                                         6,826           6,842
                                                                                              ------------------------

TOTAL ASSETS                                                                                  $ 68,109        $ 69,370
                                                                                              ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                                                      $  9,012        $  7,605
    Accounts payable                                                                             7,105           7,803
    Accrued expenses                                                                             6,103           6,343
    Deferred income taxes                                                                          278             134
                                                                                              ------------------------
        Total current liabilities                                                               22,498          21,885

Long-term debt, less current maturities                                                         14,484          16,708
Postretirement benefit obligation, less current portion                                            100             235
Deferred income taxes                                                                              561             807

Shareholders' Equity:
    Preferred stock, $.01 par value, 100 shares authorized at July 1, 2005 and
      December 31, 2004, and no shares issued or outstanding                                      --              --
    Common stock, $.01 par value, 10,000,000 shares authorized; 5,639,798 issued;
     5,187,498 and 5,172,690 outstanding at July 1, 2005 and December 31, 2004                      57              57
    Additional paid-in-capital                                                                  27,206          27,095
    Retained earnings                                                                            7,760           6,943
    Accumulated other comprehensive income (loss)                                                 (182)            158
    Treasury stock at cost                                                                      (4,375)         (4,518)
                                                                                              ------------------------
          Total shareholders' equity                                                            30,466          29,735
                                                                                              ------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $ 68,109        $ 69,370
                                                                                              ========================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                              Second quarter ended      Six months ended
                                                              --------------------------------------------
                                                              July 1,      July 2,     July 1,     July 2,
(in thousands, except per share amounts)                       2005         2004        2005        2004
----------------------------------------------------------------------------------------------------------
                                                                         (Restated)             (Restated)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $    497    $     95    $    869    $    229
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                               1,212       1,329       2,471       2,680
     Change in deferred income taxes, net                           63         (55)       (102)       (110)
     Other                                                         (34)         70          50         136
     Changes in operating assets and liabilities:
         Accounts receivable                                       778         185      (1,689)     (2,358)
         Inventories                                             1,622      (1,098)      2,708      (1,378)
         Other current assets                                      158         121         627         (87)
         Accounts payable                                       (1,419)       (230)       (698)        597
         Accrued and other liabilities                            (435)       (284)       (374)       (322)
                                                              --------------------------------------------
     Total adjustments                                           1,945          38       2,993        (842)
                                                              --------------------------------------------
Net cash provided by (used in) operating activities              2,442         133       3,862        (613)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                          (898)       (834)     (1,349)     (1,207)
    Other                                                          444         191          67          15
                                                              --------------------------------------------
Net cash used in investing activities                             (454)       (643)     (1,282)     (1,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                  --            18      13,000          18
    Repayments of long-term debt                                (1,053)        (22)     (1,698)        (42)
    Proceeds from revolving credit facilities                   27,554       9,380      57,547      20,444
    Repayments of revolving credit facilities                  (27,632)     (8,801)    (69,666)    (17,671)
    Payments of dividends                                         --          (465)       --          (929)
    Issuance of treasury stock                                      16          14          29          27
                                                              --------------------------------------------
Net cash provided by financing activities                       (1,115)        124        (788)      1,847

Effect of changes in foreign exchange rates                       (211)         50        (340)        (42)
                                                              --------------------------------------------
Net increase in cash and cash equivalents                          662        (336)      1,452        --
Cash and cash equivalents at beginning of period                 1,346       1,117         556         781
                                                              --------------------------------------------
Cash and cash equivalents at end of period                    $  2,008    $    781    $  2,008    $    781
                                                              ============================================

Income taxes paid (refunded)                                  $    125    $     29    $    235    $   (310)
                                                              ============================================

Interest paid                                                 $    693    $    394    $  1,247    $    774
                                                              ============================================

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

         As stated above, on August 19, 2005, the Company filed a report on Form 8-K announcing that it had concluded that it would need to amend and restate its previously issued financial statements and other financial information for the fiscal year and quarter to date periods in each of the three years in the period ended December 31, 2004, as presented in the Company's annual report on Form 10-K for the year ended December 31, 2004, and in the quarter ended March 31, 2005, as presented in the company's quarterly report on Form 10Q for that period, with respect to our accounting for post-employment healthcare benefit obligations.

         The Company's original determination to amend and restate its previously issued financial statements was based upon its receipt of a comment letter from the Staff of the Securities and Exchange Commission ("SEC"), internal discussions of its Audit Committee and ongoing discussions with its independent accountants, Grant Thornton LLP, and the Staff of the SEC. The Company, along with the Staff, has now completed its review of this matter and has determined that its original treatment of the issues raised in the SEC comment letter complied with GAAP.

         As a result the previously issued financial statements and other financial information contained in our Form 10-Qs for such quarters and our Form 10-K for the fiscal year ended December 31, 2004 may continue to be relied upon. However, because the Company had restated its accounting treatment of its retiree healthcare plans in its report on Form 10-Q for the quarter ended July 1, 2005 to account for the issues raised at that time by the Staff of the SEC, the Company is filing this Form 10-Q/A to restate its financial statements contained in Form original 10-Q report, to reflect the continuation of the Company's original accounting treatment. The table below shows the impact of these restatements, and certain reclassifications, on the Condensed Consolidated Statements of Operations for the quarter and six months ended July 2, 2004 included in the previously filed Form 10-Q:




                                                                                       IMPACT OF      IMPACT OF   AS PREVIOUSLY
                                                                       AS ADJUSTED    RESTATEMENT  RECLASSIFICATION   FILED
                                                                     ----------------------------------------------------------
           Quarter ended July 2, 2004
           --------------------------
           Cost of goods sold                                          $  17,511                         $ 300        $17,211
           Gross profit                                                    7,948                          (300)         8,248
           Selling, general, and administrative expenses                   7,300        $  (137)          (300)         7,737
           Operating income                                                  648            137                           511
           Income (loss) before income taxes                                 270            137                           133
           Provision for income taxes                                        175             53                           122
                                                                     ----------------------------------------------------------
           Net income (loss)                                           $      95        $    84                     $      11
                                                                     ==========================================================

           Six months ended July 2, 2004
           -----------------------------
           Cost of goods sold                                          $  36,078                         $ 300        $35,778
           Gross profit                                                   15,462                          (300)        15,762
           Selling, general, and administrative expenses                  14,090        $  (274)          (300)        14,664
           Operating income                                                1,372            274                         1,098
           Income (loss) before income taxes                                 625            274                           351
           Provision for income taxes                                        396            107                           289
                                                                     ----------------------------------------------------------
           Net income (loss)                                           $     229        $   167                      $     62
                                                                     ==========================================================


         The changes in the Condensed Consolidated Balance Sheets as of July 1, 2005, and December 31, 2004 due to these restatements is shown in the following table:

                                                                            BALANCE SHEET                  BALANCE SHEET
                                                                          AS OF JULY 1, 2005          AS OF DECEMBER 31, 2005
                                                                    -------------------------------------------------------------
                                                                          AS      AS PREVIOUSLY          AS        AS PREVIOUSLY
                                                                       RESTATED      REPORTED         RESTATED        REPORTED
                                                                    -------------------------------------------------------------
       Liabilities:
           Postretirement benefit obligation, less current portion     $     100     $     407       $     235       $     542
           Deferred income taxes, non-current                                561           441             807             687

       Shareholders' equity
          Retained earnings                                                7,760         7,573           6,943           6,756
            Total shareholders' equity                                    30,466        30,279          29,735          29,548
                                                                    -------------------------------------------------------------
             Total Liabilities and Stockholders' Equity                  $68,109       $68,109         $69,370         $69,370
                                                                    -------------------------------------------------------------



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

                                             July 1          December 31
                                              2005               2004
                                        -------------------------------------
          Finished goods                      $11,771           $14,296
          Work in process                       4,047             3,714
          Raw materials                         8,027             8,490
          LIFO reserve                         (6,135)           (6,082)
                                        -------------------------------------
          Inventory value at LIFO             $17,710           $20,418
                                        -------------------------------------

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

4.       Earnings Per Share

         Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding and common equivalent shares if dilutive. The computation of weighted average shares outstanding is as follows:

                                                                         Second quarter ended             Six months ended
                                                                       July 1,         July 2,         July 1,        July 2,
                                                                        2005            2004            2005           2004
                                                                  -------------------------------------------------------------
          Basic  weighted  average number of common shares
              outstanding                                               5,183           5,161           5,181           5,161
          Shares   issuable   upon  assumed   exercise  of
              outstanding stock options                                    --               4              --               4
                                                                  -------------------------------------------------------------
          Diluted   weighted   average  number  of  common
              shares outstanding                                        5,183           5,165           5,181           5,165
                                                                  =============================================================

         Total outstanding options to purchase 629,451 and 712,567 shares of common stock as of July 1, 2005 and July 2, 2004, respectively, are not included in the above calculation as their effect would be anti-dilutive.

5.       Other Comprehensive Income

         Total comprehensive income (loss) was as follows:


                                                                         Second quarter ended             Six months ended
                                                                       July 1,         July 2,         July 1,        July 2,
                                                                        2005            2004            2005           2004
                                                                  -------------------------------------------------------------
                                                                                     (Restated)                     (Restated)
          Net income                                                   $  497          $   95          $  869          $  229
          Other comprehensive (loss):
            Foreign currency translation adjustments                     (211)             50            (340)            (42)
                                                                  -------------------------------------------------------------
          Total comprehensive income                                   $  286          $  145          $  529          $  187
                                                                  =============================================================

          Accumulated other comprehensive income (loss), net of income tax, is comprised of aggregate currency translation adjustments of $(182) and $158 as of July 1, 2005 and December 31, 2004, respectively.

6.       Postretirement Benefit

          In the second quarter of 2005, the Company announced to employees that it was discontinuing its sponsorship of an unfunded defined benefit post employment group term life insurance plan that provided life insurance coverage for active employees and retirees. As a result the Company recognized a non-recurring gain of $270 from the termination of this benefit program. In this Form 10-Q/A, this gain has been reclassified as a reduction of selling, general and administrative expense.

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

          Following this announcement, approximately 90% of the retiree participants irrevocably withdrew from further plan participation in December 2004, at no cost to the Company. Accordingly, management concluded that the plan was effectively terminated, and applied plan termination accounting that resulted in recognition of an aggregate pre-tax gain of approximately $9.3 million, equivalent to (i) the reduction in the accumulated plan benefit obligation to the extent that retirees irrevocably withdrew from the plan; (ii) the reduction of all unamortized prior service cost credit relating to the action of curtailing benefits for active employees in 2001, and (iii) all unamortized gains and losses remaining under the plan since its inception.

          As described in Note 1, the Company received a comment letter from the Staff of the SEC during the second quarter of 2005 with respect to its 2004 Form 10-K regarding its accounting treatment of its terminated post-employment healthcare benefit obligations that resulted in the Company recognizing a non-recurring, non-cash pre-tax gain of approximately $9.3 million in its income statement with respect to its terminated post-employment healthcare benefit obligations in the fourth quarter of 2004. This communication and subsequent review of this matter called into question whether the Company should have recognized at the time of the full curtailment of benefits for active employees in 2001, a no cost settlement of the prior service costs and other unamortized gains and losses attributable to the then active employees whose benefits were fully curtailed in order to reflect that there would be no future service period against which the amortization of such deferred credits could be matched.

          Upon finalization of its discussions with the Staff of the SEC and upon further review of these events, the Company has determined that its original accounting treatment of not immediately applying settlement accounting, and instead deferring the recognition of the prior service costs and other actuarial gains associated with the healthcare benefit obligations attributable to the active employees whose benefits were curtailed in 2001, and amortize the same over the estimated lives of the remaining plan participants, comprised solely of inactive plan participants, was in accordance with Statement of Financial Accounting Standards No. 106, and that the Company does not need to do a restatement.

          The determination that the Company (a) does not need to restate the consolidated financial statements for the fiscal year ended December 31, 2004 and the fiscal quarter ended March 31, 2005 and (b) needs to restate the consolidated financial statements for the fiscal quarter ended July 1, 2005 was approved by the Audit Committee of the Company's Board of Directors upon the recommendation of TB Wood's senior management. The Audit Committee of the Board has discussed the determinations described in this Form 10-Q/A with Grant Thornton LLP, its independent accountant.

7.       Business Segment Information

         The Company's reportable segments are business units that manufacture and market separate and distinct products and are, in part, managed separately because each business requires different processes, technologies and marketing strategies.


                                                                         Second quarter ended             Six months ended
                                                                       July 1,         July 2,         July 1,        July 2,
                                                                        2005            2004            2005           2004
                                                                    -----------------------------------------------------------
                                                                                     (Restated)                     (Restated)
          Sales:
             Mechanical Segment                                       $18,283         $16,263         $36,436         $32,525
             Electronics Segment                                        9,561           9,196          19,119          19,015
                                                                ---------------------------------------------------------------
                                                                      $27,844         $25,459         $55,555         $51,540
                                                                ---------------------------------------------------------------
          Operating income (loss):
             Mechanical Segment                                        $1,287          $1,245          $2,248          $2,038
             Electronics Segment                                          115            (597)            447            (666)
                                                                ---------------------------------------------------------------
                                                                       $1,402            $648          $2,695          $1,372
                                                                ---------------------------------------------------------------
          Depreciation and amortization:
             Mechanical Segment                                        $  660          $  722        $  1,337        $  1,446
             Electronics Segment                                          286             344             592             704
             Corporate                                                    266             263             542             530
                                                                ---------------------------------------------------------------
                                                                       $1,212          $1,329          $2,471          $2,680
                                                                ---------------------------------------------------------------
          Expenditures for long-lived assets:
             Mechanical Segment                                          $173            $716            $341          $1,037
             Electronics Segment                                          499              90             720             118
             Corporate                                                    226              28             288              52
                                                                ---------------------------------------------------------------
                                                                         $898            $834          $1,349          $1,207
                                                                ---------------------------------------------------------------

          Assets:                                                   July 1,       December 31,
                                                                      2005            2004
                                                                -------------------------------

             Mechanical Segment                                       $42,869         $43,541
             Electronics Segment                                       21,034          22,136
             Corporate                                                  4,206           3,693
                                                                -------------------------------
                                                                      $68,109         $69,370
                                                                -------------------------------

         The Company measures its business segments at the operating income level, and therefore does not allocate interest and other finance costs to determine pre-tax income on an operating segment basis.

8.       Subsequent Events

          On August 9, 2005, the Company offered to purchase up to 750,000 shares of its common stock at a price not greater than $7.50 nor less than $5.00 per share through a modified "Dutch Auction" procedure. On September 28, 2005 the Company amended the offer to provide for the purchase of up to 1,500,000 shares. Under the terms of the offer, the Company will select the lowest purchase price that will allow it to buy 1,500,000 shares of common stock or, if a lesser number of shares of common stock are properly tendered and subject to satisfaction of the Minimum Share Condition described below, all shares of common stock that are properly tendered and not withdrawn. All shares of common stock acquired in the Offer will be acquired at the same purchase price regardless of whether the shareholder tendered at a lower price.

          The offer is subject to a number of conditions, including (i) shareholders tendering and not withdrawing before the expiration time in the aggregate a minimum of 500,000 shares (the "minimum share condition") and (ii) the receipt by the Company of subordinated debt financing on terms and conditions satisfactory to it, in its reasonable judgment, in an amount expected to be $15 million, to fund these share purchases and other transactions described below.

          Based upon shares submitted pursuant to the tender offer to date, the Company expects that is will acquire the full 1,500,000 shares at a purchase price of $7.50, as permitted under the terms and conditions of the amended offer, resulting in an aggregate price of $11.25 million. The Company also plans to repay a portion of its senior bank debt and expects that funding required for the partial repayment and amendment of the Company's senior bank term debt will be approximately $2.0 million and that the fees and expenses owed to the senior bank in connection with a two year extension of our senior bank debt in addition to the fees and expenses of this Offer and borrowing under its proposed new subordinated debt facility will be approximately $1.0 million. Any remaining proceeds are expected to be used to provide additional working capital.

          In connection with this subordinated debt financing, the Company expects that the creditor will be granted a warrant to purchase shares of its common stock equal to up to 4.0% of its shares (on a fully diluted basis) at a price of $5.30 per share, based upon the average trading price for the twenty trading days prior to the Company initiating this Offer. The Company expects borrowings under the subordinated debt facility to have a coupon interest rate of 12% per annum and to have a maturity date seven years following initial borrowings there under.

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


                                                                                      Second quarter ended
                                                                  ---------------------------------------------------------
                                                                     July 1,         July 2,        Dollar             %
                                                                       2005            2004         Change          Change
                                                                  ---------------------------------------------------------
                                                                                  (Restated)
          Sales
             Mechanical Segment                                         $18,283         $16,263          $2,020       12.4%
             Electronics Segment                                          9,561           9,196             365        4.0%
                                                                  -----------------------------------------------
                 Total Sales                                            $27,844         $25,459          $2,385        9.4%
                                                                  -----------------------------------------------

          Cost of Sales
             Mechanical Segment                                         $13,218         $11,139          $2,079       18.7%
             Electronics Segment                                          6,350           6,372             (22)      (0.3%)
                                                                  --------------- --------------- ---------------
                 Total Cost of Sales                                    $19,568         $17,511          $2,057       11.7%
                                                                  -----------------------------------------------

          Gross Profit
             Mechanical Segment                                          $5,065          $5,124           $ (59)      (1.2%)
             Electronics Segment                                          3,211           2,824             387       13.7%
                                                                  -----------------------------------------------
                 Total Gross Profit                                      $8,276          $7,948            $328        4.1%
                                                                  -----------------------------------------------
          Selling, General and Administrative Expense                    $6,874          $7,300           $(426)      (5.8%)
                                                                  -----------------------------------------------
          Sales
             Mechanical Segment                                            65.7%           63.9%
             Electronics Segment                                           34.3%           36.1%
                                                                  ----------------------------------
                 Total Sales                                              100.0%          100.0%
                                                                  ----------------------------------

          Cost of Sales as a Percentage of Sales
             Mechanical Segment                                            72.3%           68.5%
             Electronics Segment                                           66.4%           69.3%
                 Total Cost of Sales                                       70.3%           68.8%

          Gross Profit as a Percentage of Sales
             Mechanical Segment                                            27.7%           31.5%
             Electronics Segment                                           33.6%           30.7%
                 Total Gross Profit                                        29.7%           31.2%

          SG&A Expenses as a Percentage of Sales                           24.7%           28.7%



                                                                                        Six months ended
                                                                  ---------------------------------------------------------
                                                                     July 1,         July 2,        Dollar             %
                                                                       2005            2004         Change          Change
                                                                  ---------------------------------------------------------
                                                                                  (Restated)
          Sales
             Mechanical Segment                                         $36,436         $32,525          $3,911       12.0%
             Electronics Segment                                         19,119          19,015             104        0.5%
                                                                  -----------------------------------------------
                 Total Sales                                            $55,555         $51,540          $4,015        7.8%
                                                                  -----------------------------------------------
          Cost of Sales
             Mechanical Segment                                         $26,591         $23,122          $3,469       15.0%
             Electronics Segment                                         12,535          12,956            (421)      (3.2%)
                                                                  -----------------------------------------------
                 Total Cost of Sales                                    $39,126         $36,078          $3,048        8.4%
                                                                  -----------------------------------------------
          Gross Profit
             Mechanical Segment                                         $ 9,845         $ 9,403          $  442        4.7%
             Electronics Segment                                          6,584           6,059             525        8.7%
                                                                  -----------------------------------------------
                 Total Gross Profit                                     $16,429         $15,462            $967        6.3%
                                                                  -----------------------------------------------
          Selling, General and Administrative Expense
                                                                        $13,734         $14,090           $(356)      (2.5%)
                                                                  -----------------------------------------------
          Sales
             Mechanical Segment                                            65.6%           63.1%
             Electronics Segment                                           34.4%           36.9%
                                                                  ------------------ ---------------
                 Total Sales                                              100.0%          100.0%

          Cost of Sales as a Percentage of Sales
             Mechanical Segment                                            73.0%           71.1%
             Electronics Segment                                           65.6%           68.1%
                 Total Cost of Sales                                       70.4%           70.0%

          Gross Profit as a Percentage of Sales
             Mechanical Segment                                            27.0%           28.9%
             Electronics Segment                                           34.4%           31.9%
                 Total Gross Profit                                        29.6%           30.0%

          SG&A Expenses as a Percentage of Sales                           24.7%           27.3%


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

Second quarter 2005 total Company gross profit rose by 0.3 million to $8.3 million. Stated as a percent of net sales, the gross profit margin fell from 31.2% to 29.7% as the sales rose 9.4% versus a 4.0 % rise in gross profit. Mechanical Business gross profit was $5.1 million or 61.2% of the total margin for the Company, and compared to second quarter 2004, this segment's gross profit was flat. Increased margins due to higher volume, prices and weaker dollar were offset by higher production costs and lower absorption of fixed manufacturing costs. Metal cost escalation on a year-over-year basis was the main driver of higher production costs, however metal cost prices have continued to trend downward in the quarter from high levels at December 2004. As the sales revenue was higher in the quarter compared to 2004, gross profit margin as a percent of net sales fell from 31.5% to 27.7%. Electronics Business reported $0.4 million increase in gross profit, principally due to lower production costs and favorable currency changes.

On a year-to-date basis, the Company's gross profit increased by $1.0 million to $16.4 million. Since sales increased at a slightly higher rate, gross margin expressed as a percent of net sales fell marginally from 30.0% to 29.6%. Mechanical Business contributed $0.4 million or 45.7% of this gross profit increase, largely as a result of passing on higher metal costs to customers, and to a lesser extent via higher volume sales and favorable currency effect. In addition, higher production levels in 2004 associated with plans to close the Company's Trenton, Tennessee facility resulted in increase in the prior year absorption of fixed costs and margin improvement. Electronic Business contributed $0.5 million increase due to second half 2004 workforce reductions. Favorable currency effect and production efficiencies countered flat pricing and a slightly lower volume.

For the second quarter 2005, selling, general and administrative expenses declined by $0.4 million. This, combined with the rise in sales, resulted in the fall of their percent to net sales from 28.7% to 24.7%. Mechanical Business cost went down $0.1 million, mainly due to reduction in US administrative costs. Electronic Business shed $0.3 million of selling, general and administrative costs, principally in the US due to a reorganization that took place in the third quarter of 2004.

Year-to-date selling, general and administrative costs also declined $0.4 million, with a reduction as a percent of net sales from 27.3% to 24.7%. Mechanical Business costs increased $0.2 million largely due to higher employee bonus accruals and lower gains associated with post-employment healthcare plans. Conversely, similar increases in Electronics Business were overshadowed by reductions in its US and European costs, resulting in $0.6 million reduction in selling, general and administrative costs.

Interest expense and other finance charges increased $0.1 million in second quarter to $0.5 million compared to the prior year. This increase was caused by higher interest rates incurred by the Company under the terms of its new senior secured borrowing facility, including amortization of the related costs, together with increasing interest rates experienced in capital markets. Income taxes remain at rates higher than statutory rates primarily due to operating losses at the Company's Mexico operations that have not yet yielded any tax benefits. For the year to date, interest expense and other finance charges were $0.4 million higher at $1.1 million, and provision for incomes taxes was $0.3 million higher at $0.7 million.

As a result of the above, net income in the second quarter of 2005 compared to the same quarter in the preceding year increased to $0.5 million from $0.1 million. Net income per share in the second quarter of 2005 was $0.10 per share, compared to a net income per share of $0.02 in 2004. Year to date 2005 net income was $0.9 million, or $0.17 per share compared to net income of $0.2 million, or $0.04 per share for the corresponding period in 2004.

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

The Agreement contains restrictive financial covenants that require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, having a minimum earnings before interest, taxes and depreciation and amortization ("EBITDA"), and meeting certain specified leverage and operating ratios, all as defined in the Agreement. The Agreement also contains other restrictive covenants that restrict outside investments, capital expenditures, and dividends. While the Company was in compliance with the debt covenants at July 1, 2005, the limitation on dividends is such that the third quarter dividend for 2005 would be the earliest dividend that could be declared unless otherwise agreed to by the lenders.

The Company generated net cash flow of $0.7 million in 2005 second quarter versus a net cash depletion of $0.3 million in the same quarter last year. Operating activities generated $2.4 million cash compared to $0.1 million for the same period in 2004. This change largely resulted from $0.4 million increased net income, and $2.1 million reduced investment in receivables and inventories, net of trade credit. Capital expenditures of $0.9 million were partially funded by $0.4 million sale proceeds from Trenton, Tennessee plant idled in the third quarter of 2004. Cash from operating activities was more than sufficient to fund the remaining capital expenditures, pay down $1.1 million of long-term debt, and increase cash balances by $0.7 million.

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

Restatement. On August 19, 2005, in response to a comment raised by the Staff of the Securities and Exchange Commission ("SEC") concerning the Company's accounting for post-retirement healthcare benefit obligations, the Audit Committee of the Board of Directors and management of the Company initially concluded that the Company's financial statements for each of the years in the three year period ended December 31, 2004 that were previously reported in the Company's 2004 Annual Report on Form 10-K should be restated and such financial statements should no longer be relied upon. The restatement revised the accounting for the post-employment healthcare benefit obligations included in the aforementioned financial statements. The Company's determination to amend and restate its previously issued financial statements was based upon internal discussions of its Audit Committee and ongoing discussions with its independent accountants, Grant Thornton LLP, and the SEC following the receipt of its letter. The Company and the SEC have since completed discussions, and the Company has now completed its review of this matter and has determined that its original treatment of the issues raised in the SEC comment letter complied with GAAP. However, because the Company had restated its accounting treatment of its retiree healthcare plans in its report on Form 10-Q for the quarter ended July 1, 2005 to account for the issues raised at that time by the Staff of the SEC, the Company is filing this Form 10-Q/A to restate its financial statements contained in Form original 10-Q report, to reflect the continuation of the Company's original accounting treatment. This restatement had no effect on the revenues or cash flows of the Company.


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

Item 6.  Exhibits

          31.1    Certification of Principal Executive Officer required by
                  13a-14(a)

          31.2    Certification of Principal Financial Officer required by
                  13a-14(a)

          32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania.


Date  September 28, 2005         TB WOOD'S CORPORATION

                                 By: /s/Joseph C. Horvath
                                     -----------------------------------------
                                     JOSEPH C. HORVATH
                                     Vice-President and Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)