Form 10-Q
period 2005-09-30
TB WOODS CORP
filed 2005-11-09
CIK 1000227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
                                    ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________.


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

                                  717-264-7161
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at November 8, 2005
     ----------------------------              -------------------------------
     Common Stock, $.01 par value                       3,700,647

                              TB WOOD'S CORPORATION
                                FORM 10-Q - INDEX
                               SEPTEMBER 30, 2005

                                                                                                   Page No.
Part 1. - Financial  Information
Item 1. Financial Statements (unaudited):

         Condensed Consolidated Statements of Operations - for the Third Quarter
            and Nine Months ended September 30, 2005 and October 1, 2004                               3

         Condensed Consolidated Balance Sheets -
            September 30, 2005 and December 31, 2004                                                   4

         Condensed Consolidated Statements of Cash Flows - for the Third Quarter
            and Nine Months ended September 30, 2005 and October 1, 2004                               5

         Notes to Condensed Consolidated Financial Statements                                          6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                    18

Item 4. Controls and Procedures                                                                       18

Part II - Other Information                                                                           18

Item 1    Legal Proceedings
Item 2    Changes in Securities and Use of Proceeds
Item 3    Defaults on Senior Securities
Item 4    Submission of Matters to a Vote of Security Holders
Item 5    Other Information
Item 6    Exhibits

Signatures                                                                                            20

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002                  21
Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002                  22
Exhibit 32   Statement Pursuant to 18 U.S.C. Section 1350 as required by Section 906
               of the Sarbanes Oxley Act of 2002                                                      23

PART 1. - FINANCIAL INFORMATION
-------------------------------
Item 1 Financial Statements


                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                  Third quarter ended                  Nine months ended
                                                           ----------------------------------------------------------------------
                                                            September 30,       October 1,      September 30,      October 1,
(in thousands, except per share amounts)                         2005              2004              2005             2004
---------------------------------------------------------------------------------------------------------------------------------

Net sales                                                       $ 27,673        $   25,279         $  83,228        $   76,819
Cost of goods sold                                                19,419            19,231            58,545            55,309
                                                           ----------------------------------------------------------------------

Gross profit                                                       8,254             6,048            24,683            21,510

Selling, general and administrative expense                        6,899             7,211            20,633            21,301
                                                           ----------------------------------------------------------------------

Operating income                                                   1,355            (1,163)            4,050               209

Interest expense and other finance charges                           489               460             1,629             1,207
                                                           ----------------------------------------------------------------------

Income before provision for income taxes                             866            (1,623)            2,421              (998)

Provision for income taxes                                           301              (277)              987               119
                                                           ----------------------------------------------------------------------

Net income                                                      $    565        $   (1,346)        $   1,434        $   (1,117)
                                                           ======================================================================

PER SHARE AMOUNTS - BASIC AND DILUTED:

   Basic net income per common share                            $   0.11        $    (0.26)        $    0.28        $    (0.22)
                                                           ======================================================================

   Diluted net income per common share                          $   0.11        $    (0.26)        $    0.28        $    (0.22)
                                                           ======================================================================

   Basic weighted average shares of common stock and
     equivalents outstanding                                       5,189             5,166             5,185             5,166
                                                           ======================================================================

   Diluted weighted average shares of common stock and
     equivalents outstanding                                       5,189             5,166             5,185             5,166
                                                           ======================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                                September 30,      December 31,
(in thousands, except per share amounts)                                                             2005              2004
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                          $ 1,651           $   556
   Accounts receivable less allowances of $792 at September 30, 2005
            and $880 at December 31, 2004                                                              14,921            13,353
   Inventories--Note 2                                                                                 15,614            20,418
   Other current assets                                                                                 3,324             3,742
                                                                                               -----------------------------------
      Total current assets                                                                             35,510            38,069

Property, plant and equipment                                                                          80,771            82,125
   Less accumulated depreciation                                                                       57,146            57,666
                                                                                               -----------------------------------
       Net property, plant and equipment                                                               23,625            24,459
Other Assets:
   Goodwill                                                                                             5,706             5,902
   Other                                                                                                1,212               940
                                                                                               -----------------------------------
      Total other assets                                                                                6,918             6,842
                                                                                               -----------------------------------

TOTAL ASSETS                                                                                          $66,053           $69,370
                                                                                               ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                                                              $ 5,663           $ 7,605
    Accounts payable                                                                                    7,391             7,803
    Accrued expenses                                                                                    6,712             6,343
    Deferred income taxes                                                                                 461               134
                                                                                               -----------------------------------
        Total current liabilities                                                                      20,227            21,885

Long-term debt, less current maturities                                                                13,999            16,708
Postretirement benefit obligation, less current portion                                                    67               235
Deferred income taxes                                                                                     441               807

Shareholders' Equity:
    Preferred stock, $.01 par value, 100 shares authorized at September 30, 2005 and
      December 31, 2004, and no shares issued or outstanding                                               --                --
    Common stock, $.01 par value, 10,000,000 shares authorized; 5,639,798 issued; 5,195,826
     and 5,172,690 outstanding at September 30, 2005 and December 31, 2004                                 57                57
    Additional paid-in-capital                                                                         27,261            27,095
    Retained earnings                                                                                   8,290             6,943
    Accumulated other comprehensive income (loss)                                                           5               158
    Treasury stock at cost                                                                             (4,294)           (4,518)
                                                                                               -----------------------------------
          Total shareholders' equity                                                                   31,319            29,735
                                                                                               -----------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                            $66,053           $69,370
                                                                                               ===================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  ------------------------------------------------------------------
                                                                       Third quarter ended                Nine months ended
                                                                  ------------------------------------------------------------------
                                                                  September 30,      October 1,     September 30,      October 1,
(in thousands)                                                         2005             2004             2005             2004
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                          $    565         $  (1,346)      $   1,434        $   (1,117)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                     1,153             1,327           3,624             4,007
     Change in deferred income taxes, net                                 63               (55)            (39)             (165)
     Other                                                               141                92             191               228
     Changes in operating assets and liabilities:
         Accounts receivable                                             121             1,044          (1,568)           (1,314)
         Inventories                                                   2,096               631           4,804              (747)
         Other current assets                                           (208)             (218)            419              (305)
         Accounts payable                                                286               327            (412)              924
         Accrued and other liabilities                                   575               (51)            201              (373)
                                                                  ------------------------------------------------------------------
     Total adjustments                                                 4,227             3,097           7,220             2,255
                                                                  ------------------------------------------------------------------
Net cash provided by operating activities                              4,792             1,751           8,654             1,138

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (1,104)             (543)         (2,453)           (1,750)
    Other                                                               (414)             (369)           (347)             (354)
                                                                  ------------------------------------------------------------------
Net cash used in investing activities                                 (1,518)             (912)         (2,800)           (2,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                          40                --          13,040                18
    Repayments of long-term debt                                        (420)               (5)         (2,118)              (46)
    Proceeds from revolving credit facilities                         24,172             9,798          81,719            30,242
    Repayments of revolving credit facilities                        (27,625)          (10,382)        (97,291)          (28,054)
    Payments of dividends                                                 --              (464)             --            (1,393)
    Issuance of treasury stock                                            15                14              44                41
                                                                  ------------------------------------------------------------------
Net cash provided by (used in) financing activities                   (3,818)           (1,039)         (4,606)              808

Effect of changes in foreign exchange rates                              187               180            (153)              138
                                                                  ------------------------------------------------------------------
Net increase in cash and cash equivalents                               (357)              (20)          1,095               (20)
Cash and cash equivalents at beginning of period                       2,008               781             556               781
                                                                  ------------------------------------------------------------------
Cash and cash equivalents at end of period                          $  1,651          $    761       $   1,651        $      761
                                                                  ==================================================================

Income taxes paid (refunded)                                        $    (38)         $    135       $     197        $     (175)
                                                                  ==================================================================

Interest paid                                                       $    443          $    416       $   1,690        $    1,190
                                                                  ==================================================================


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

2.       Inventories and Cost of Goods Sold

         The Company uses the last-in, first-out ("LIFO") method for a majority of inventories located in the United States, which represents approximately 70% and 74% of inventories at September 30, 2005 and December 31, 2004 respectively. Inventories for foreign operations are stated at the lower of cost or market using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can only be made at the end of each year based upon the inventory levels and costs at that time. Accordingly, interim LIFO inventory determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to final year-end LIFO inventory valuation adjustments. The major classes of inventories consisted of the following:

                                                   September 30,         December 31,
                                                       2005                  2004
                                                ---------------------------------------
          Finished goods                             $10,956                $14,296
          Work in process                              3,520                  3,714
          Raw materials                                7,327                  8,490
          LIFO reserve                                (6,189)                (6,082)
                                                ---------------------------------------
          Inventory value at LIFO                    $15,614                $20,418
                                                =======================================

         During the third quarter of 2005, the LIFO reserve was increased by $54, while in the third quarter of 2004 the LIFO reserve decreased by $209. For the first nine months of 2005, the LIFO reserve was increased by $107, while during the similar period 2004 it was decreased by $172. Had the Company utilized the FIFO method of accounting for all of its inventories, costs of goods sold would have been lower in 2005, and higher in 2004, by the respective amounts of the aforementioned changes in LIFO reserve.

         Shipping and handling costs incurred by the Company to deliver manufactured goods to its customers are not included in costs of goods sold but are presented as an element of selling, general and administrative expense. The Company incurred $1,526 and $1,685 of shipping and handling costs in the third quarters ended September 30, 2005 and October 1, 2004, respectively. The corresponding year to date amounts were $4,756 and $4,980, respectively.

3.       Shareholders' Equity

         On February 11, 2005, the Company granted options for the purchase of 146,500 shares of the common stock to employees and directors at exercise prices equal to or in excess of market price on the date of grant. These options vest over three years following the grant date and expire on February 11, 2015. On July 26, 2005, the Company granted options for the purchase of 37,500 shares of the common stock to an employee at exercise prices equal to or in excess of the market price on the date of grant. These options vest over three years following the grant date and expire on July 26, 2015. The Company follows Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, as amended by SFAS No. 148, to account for stock based compensation cost using the fair value method. Stock based compensation cost, recorded as an after tax cost, was $34 and $31 for the third quarter of 2005 and 2004 respectively, and $103 and $84 for the first nine months of 2005 and 2004, respectively.

         During the first nine months of 2005 the Company issued 23,136 treasury shares to participants in Company sponsored employee stock purchase and 401(k) retirement plans

4.       Earnings Per Share

         Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding and common equivalent shares if dilutive. The computation of weighted average shares outstanding is as follows:

                                                                     Third quarter ended               Nine months ended
                                                                September 30,      October 1,     September 30,     October 1,
                                                                     2005             2004             2005            2004
                                                               ----------------------------------------------------------------
          Basic weighted average number of common shares
              outstanding                                            5,189             5,166           5,185             5,166
          Shares issuable upon assumed exercise of
              outstanding stock options                                 --                --              --                --
                                                               ----------------------------------------------------------------
          Diluted weighted average number of common shares
              outstanding                                            5,189             5,166           5,185             5,166
                                                               ================================================================

         Total outstanding options to purchase 665,451 and 770,001 shares of common stock as of September 30, 2005 and October 1, 2004, respectively, are not included in the above calculation as their effect would be anti-dilutive.

5.       Other Comprehensive Income

         Total comprehensive income (loss) was as follows:

                                                                 Third quarter ended                 Nine months ended
                                                            September 30,      October 1,      September 30,      October 1,
                                                                 2005             2004              2005             2004
                                                           --------------------------------------------------------------------
          Net income                                             $ 565           $  (1,346)        $ 1,434           $ (1,117)
          Other comprehensive income (loss):
            Foreign currency translation adjustments               187                 180            (153)               138
                                                           --------------------------------------------------------------------
          Total comprehensive income                             $ 752           $  (1,166)        $ 1,281           $   (979)
                                                           ====================================================================

         Accumulated other comprehensive income, net of income tax, is comprised of aggregate currency translation adjustments of $5 and $158 as of September 30, 2005 and December 31, 2004, respectively.

6.       Postretirement Benefits

         In the second quarter of 2005, the Company announced to employees that it was discontinuing its sponsorship of an unfunded defined benefit post employment group term life insurance plan that provided life insurance coverage for active employees and retirees. As a result the Company recognized a non-recurring gain of $270 in the second quarter of 2005 from the termination of this benefit program, which was recorded as a reduction of selling, general and administrative expense.

         In December 2004, the Company announced to retirees participating in the unfunded group medical insurance plan that the Company would only provide coverage through age 65, and that the retirees' share of the cost would effectively be 100% of the Company's cost, together with an administrative fee, thereby effectively terminating this plan. Accordingly, amounts associated with post-employment healthcare benefit obligations are not material in 2005. In 2004, amortization of prior service credits of $212 and $622 for the third quarter and nine months ended October 1, 2004, respectively, were recorded as a reduction of selling, general and administrative expenses.

7.       Business Segment Information

         The Company's reportable segments are business units that manufacture and market separate and distinct products and are, in part, managed separately because each business requires different processes, technologies and marketing strategies.

                                                                      Third quarter ended              Nine months ended
                                                                ---------------------------------------------------------------
                                                                 September 30,     October 1,    September 30,     October 1,
                                                                      2005            2004            2005            2004
                                                                ---------------------------------------------------------------
          Sales:
             Mechanical Segment                                       $18,224         $15,619         $54,660         $48,144
             Electronics Segment                                        9,449           9,660          28,568          28,675
                                                                ---------------------------------------------------------------
                                                                      $27,673         $25,279         $83,228         $76,819
                                                                ---------------------------------------------------------------

          Operating income (loss):
             Mechanical Segment                                          $907         $  (375)        $ 3,155         $ 1,663
             Electronics Segment                                          448            (788)            895          (1,454)
                                                                ---------------------------------------------------------------
                                                                      $ 1,355         $(1,163)        $ 4,050         $   209
                                                                ---------------------------------------------------------------

          Depreciation and amortization:
             Mechanical Segment                                       $   636         $   725         $ 1,973         $ 2,171
             Electronics Segment                                          280             329             872           1,033
             Corporate                                                    237             273             779             803
                                                                ---------------------------------------------------------------
                                                                      $ 1,153         $ 1,327         $ 3,624         $ 4,007
                                                                ---------------------------------------------------------------

          Expenditures for long-lived assets:
             Mechanical Segment                                       $   299         $   469         $   640         $ 1,506
             Electronics Segment                                          481              55           1,201             173
             Corporate                                                    324              19             612              71
                                                                ---------------------------------------------------------------
                                                                      $ 1,104         $   543         $ 2,453         $ 1,750
                                                                ---------------------------------------------------------------

          Assets:                                                September 30,    December 31,
                                                                      2005            2004
                                                                -------------------------------

             Mechanical Segment                                       $40,463         $43,541
             Electronics Segment                                       21,244          22,136
             Corporate                                                  4,346           3,693
                                                                -------------------------------
                                                                      $66,053         $69,370
                                                                -------------------------------

         The Company measures its business segments at the operating income level, and therefore does not allocate interest and other finance costs to determine pre-tax income on an operating segment basis.

8.       Subsequent Events

         On October 20, 2005, Company accepted for payment 1,500,000 shares of its Common Stock, at a price of $7.50 per share, pursuant to its "Dutch Auction" self-tender offer. As a result of the completion of the self-tender offer, the Company had 3,700,647 shares of common stock issued and outstanding. The shares of common stock accepted for purchased represent approximately 28.84% of TB Wood's 5,200,647 shares of common stock issued and outstanding as of October 20, 2005. In anticipation of this transaction, in July 2005 the Company amended its senior secured borrowing agreement to extend the term through April 2009 and permit additional borrowings to fund this purchase. The total share purchase price was $11.3 million and was funded through the issuance of 12% senior subordinated notes in the amount of $15 million and warrants to purchase 174,000 shares of the Company's common stock, valued at $0.4 million. The senior subordinated notes contain customary financial covenants similar to, but less restrictive than the Company's senior secured bank indebtedness.

          The excess proceeds from the sale of the notes and warrants were used to repay $1.9 million of term debt under the Company's senior secured borrowing agreement, pay $1.0 million of transaction costs related to the stock purchase and related financing transaction, with the balance providing additional working capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company is a worldwide manufacturer of mechanical and electronic products used in the process of power transmission for industrial and other commercial applications. The following tables, derived from the Company's condensed consolidated financial statements, presents selected elements of the Company's operating results, and the changes thereto, for the third quarter and nine months year to date of the current and the immediately preceding year. Amounts presented in Item 2 are in thousands of dollars, unless otherwise indicated.

                                                                                      Third quarter ended
                                                                  -----------------------------------------------------------
                                                                  September 30,     October 1,
                                                                       2005            2004       Dollar Change     % Change
                                                                  -----------------------------------------------------------
          Sales
             Mechanical Segment                                         $18,224         $15,619          $2,605       16.7%
             Electronics Segment                                          9,449           9,660            (211)      (2.2%)
                                                                  -----------------------------------------------
                 Total Sales                                            $27,673         $25,279          $2,394        9.5%
                                                                  -----------------------------------------------

          Cost of Sales
             Mechanical Segment                                         $13,510         $12,176          $1,334       11.0%
             Electronics Segment                                          5,909           7,055          (1,146)     (16.2%)
                                                                  -----------------------------------------------
                 Total Cost of Sales                                    $19,419         $19,231            $188        1.0%
                                                                  -----------------------------------------------

          Gross Profit
             Mechanical Segment                                         $ 4,714         $ 3,443          $1,271       36.9%
             Electronics Segment                                          3,540           2,605             935       35.9%
                                                                  -----------------------------------------------
                 Total Gross Profit                                     $ 8,254         $ 6,048          $2,206       36.5%
                                                                  -----------------------------------------------

          Selling, General and Administrative Expense                   $ 6,899         $ 7,211          $ (312)      (4.3%)
                                                                  -----------------------------------------------

          Sales
             Mechanical Segment                                         65.9%           61.8%
                                                                  -------------------------------
             Electronics Segment                                        34.1%           38.2%
                                                                  -------------------------------
                 Total Sales                                           100.0%          100.0%

          Cost of Sales as a Percentage of Sales
             Mechanical Segment                                         74.1%           78.0%
             Electronics Segment                                        62.5%           73.0%
                 Total Cost of Sales                                    70.2%           76.1%

          Gross Profit as a Percentage of Sales
             Mechanical Segment                                         25.9%           22.0%
             Electronics Segment                                        37.5%           27.0%
                 Total Gross Profit                                     29.8%           23.9%

          SG&A Expenses as a Percentage of Sales                        24.9%           28.5%

                                                                                      Nine months ended
                                                                  -----------------------------------------------------------
                                                                  September 30,     October 1,
                                                                       2005            2004       Dollar Change     % Change
                                                                  -----------------------------------------------------------
          Sales
             Mechanical Segment                                         $54,660         $48,144          $6,516       13.5%
             Electronics Segment                                         28,568          28,675            (107)      (0.4%)
                                                                  -----------------------------------------------
                 Total Sales                                            $83,228         $76,819          $6,409        8.3%
                                                                  -----------------------------------------------

          Cost of Sales
             Mechanical Segment                                         $40,101         $35,298          $4,803       13.6%
             Electronics Segment                                         18,444          20,011          (1,567)      (7.8%)
                                                                  -----------------------------------------------
                 Total Cost of Sales                                    $58,545         $55,309          $3,236        5.9%
                                                                  -----------------------------------------------

          Gross Profit
             Mechanical Segment                                         $14,559         $12,846          $1,713       13.3%
             Electronics Segment                                         10,124           8,664           1,460       16.9%
                                                                  -----------------------------------------------
                 Total Gross Profit                                     $24,683         $21,510          $3,173       14.8%
                                                                  -----------------------------------------------

          Selling, General and Administrative Expense                   $20,633         $21,301          $ (668)      (3.1%)

          Sales
             Mechanical Segment                                         65.7%           62.7%
             Electronics Segment                                        34.3%           37.3%
                                                                  -------------------------------
                 Total Sales                                           100.0%          100.0%
                                                                  -------------------------------

          Cost of Sales as a Percentage of Sales
             Mechanical Segment                                         73.4%           73.3%
             Electronics Segment                                        64.6%           69.8%
                 Total Cost of Sales                                    70.3%           72.0%

          Gross Profit as a Percentage of Sales
             Mechanical Segment                                         26.6%           26.7%
             Electronics Segment                                        35.4%           30.2%
                 Total Gross Profit                                     29.7%           28.0%

          SG&A Expenses as a Percentage of Sales                        24.8%           27.7%

Third quarter 2005 revenues grew $2.4 million, or 9.5% over the similar quarter in 2004. Most of this gain came from sales to the Company's largest distributor, where second quarter sales increased $1.9 million or 52.3% over same period in 2004. The Company believes that inventory levels at this customer have been reduced to near targeted levels, and that this improvement should continue through the remainder of the year if the overall economy sustains its current pace. 8 points of the Company's 9.5% sales gain was driven by volume increase, with the remaining gain coming equally from favorable pricing and currency effect. Mechanical Business sales increased $2.6 million, largely driven by a $2.1 million increase in volumes sold, and the remaining gain coming equally from favorable pricing and currency effect. Electronic Business sales decreased by $0.2 million due to lower volumes sold.

Year to date revenues increased $6.4 million or 8.3%. Sales volume increased by $3.6 million, pricing and product mix accounted for $1.8 million, and currency gain contributed $1.0 million. As in the third quarter, this gain was largely due to Mechanical Business whose sales increased 13.5% or $6.5 million. $4.0 million of this gain was attributable to volume and $1.9 million to pricing, with favorable currency contributing the remaining $0.6 million. Electronic Business revenue decreased $0.1 million, with a 1.7% drop in volume being compensated by favorable currency effect.

Third quarter 2005 total Company gross profit rose by $2.2 million to $8.3 million. Stated as a percent of net sales, the gross profit margin rose from 23.9% to 29.8%. Mechanical Business gross profit was $4.7 million or 57.1% of the total margin for the Company, and compared to third quarter 2004, this segment's gross profit rose by $1.3 million. $0.4 million of this gain came as a result of higher prices and favorable currency, with the balance of $0.9 million coming from higher volumes sold. Lower costs of current production achieved as a result of manufacturing efficiencies and higher 2004 costs associated with closing of Company's Trenton, Tennessee facility, were partially offset by depletion and sale of higher cost older inventory. Current production cost gains were also achieved due to lower metal costs which have continued to trend downward in the quarter from high levels at December 2004. As the Mechanical Business sales revenue rose at a faster rate than the cost of sales compared to 2004, gross profit margin as a percent of net sales rose from 22.0% to 25.9%. Electronics Business gross profit was $3.5 million or 42.9% of the total margin for the Company. Compared to third quarter 2004, the gross profit for the Electronic Business was $0.9 million higher even though sales fell by $0.2 million. Most of this gross profit gain came as a result of manufacturing efficiencies, and other productivity gains due to a reorganization carried out in the third quarter of 2004.

On a year-to-date basis, the Company's gross profit increased by $3.2 million to $24.7 million, and gross margin expressed as a percent of net sales increased from 28.0% to 29.7%. Mechanical Business contributed $1.7 million or 54.0% of this gross profit increase, with higher pricing and currency gains contributing $2.0 million. On the other hand lower costs of current production achieved due to more efficient manufacturing and higher 2004 costs related to closing of Trenton, Tennessee facility, were overshadowed by depletion of higher cost inventory, resulting in a net gross margin loss of $0.3 million due to sales of higher volume. Unusually high inventories were built in the third quarter of 2004 in anticipation of closing of the Trenton plant. Electronic Business contributed $1.5 million or 46.0% of the Company's gross profit increase. $0.2 million of this gain came from favorable currency effect, with most of the remaining gain coming from manufacturing improvements and the favorable effects of second half 2004 workforce reductions being realized in 2005.

For the third quarter 2005, selling, general and administrative expenses declined by $0.3 million. This, combined with the rise in sales, resulted in the fall of these expenses as a percent of net sales from 28.5% to 24.9%. Mechanical Business cost went down $0.1 million, mainly due to reduction in US administrative costs. Electronic Business expenses declined $0.2 million due to a reorganization that took place in the latter half of 2004.

Year-to-date selling, general and administrative costs also declined $0.7 million, with a reduction as a percent of net sales from 27.7% to 24.8%. Mechanical Business costs increased $0.2 million largely due to higher employee bonus accruals and lower gains associated with post-employment healthcare plans. Conversely, similar increases in Electronics Business were overshadowed by reductions in its US and European costs, resulting in $0.9 million reduction in selling, general and administrative costs.

Interest expense and other finance charges in the third quarter were flat at $0.5 million compared to the prior year. For the year to date, interest expense and other finance charges were $0.4 million higher at $1.6 million. Interest expense increase was caused by higher interest rates incurred by the Company under the terms of its new senior secured borrowing facility, including amortization of the related costs, together with increasing interest rates experienced in capital markets.

The provision for income taxes increased by $0.6 million in the third quarter of 2005 compared to the same period in 2004. For the nine months year to date, this increase was $0.9 million year over year. These increases are in line with the improvements in the Company's overall profitability, and also reflect the Company's improving tax position attributable to shifting more production to Mexico.

As a result of the above, net income in the third quarter of 2005 was $0.6 million compared to a $1.4 million net loss in the same quarter in the preceding year. Net income per share in the second quarter of 2005 was $0.11 per share, compared to a net loss per share of $0.26 in 2004. Year to date 2005 net income was $1.4 million, or $0.28 per share compared to net loss of $1.1 million, or $0.22 net loss per share for the corresponding period in 2004.

Liquidity and Capital Resources:

On January 7, 2005, the Company entered into a Loan and Security Agreement (the "Senior Credit Agreement") that provides for up to an $18.3 million revolving line of credit and two term loans (Term Loan A and Term Loan B) totaling $13.0 million. At September 30, 2005 current and long-term debt of the Company totaled $19.7 million, compared to $24.3 million as on December 31, 2004. Borrowings at September 30, 2005 include $2.7 million of revolving credit and $11.0 million of term debt under the terms of the Senior Credit Agreement. In addition, the Company owes $5.3 million of revenue bonds and approximately $0.7 million of other revolving and term borrowings. In October 2005, the outstanding Term Loan B of $1.9 million was repaid in full with a portion of the proceeds obtained from the issuance of senior subordinated notes.

The proceeds from the Senior Credit Agreement were used to retire amounts outstanding under the Company's previous credit agreement, as well as fund existing letters of credit that support $5.3 million of industrial revenue bonds and certain obligations under various self-insured workers compensation insurance policies. The term of the Senior Credit Agreement, as amended extends to April 2009, and the loans are secured by substantially all of the Company's domestic assets and pledges of 65% of the outstanding stock of the Company's Canadian, German and Mexican subsidiaries. The revolving credit portion of the Senior Credit Agreement is governed by a borrowing base formula, and the remaining Term Loan is repayable in monthly principal installments totaling $0.08 million. All borrowings under the Senior Credit Agreement bear variable interest of a margin plus LIBOR or US Prime Rate. The effective interest rate paid by the Company for these borrowings was 7.5% for the quarter ended September 30, 2005.

The amounts owed under the revenue bonds, together with $1.6 million of obligations for workers compensation coverage, are secured by letters of credit backed by the Senior Credit Agreement. The Company's unused borrowing capacity under the terms of the Facility was $6.2 million as at September 30, 2005. Had the Senior Credit Agreement been in place at December 31, 2004, the remaining borrowing capacity available to the Company would have been approximately $2.4 million, after taking into consideration the costs of the transaction.

The Senior Credit Agreement contains restrictive financial covenants that require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, having a minimum earnings before interest, taxes and depreciation and amortization ("EBITDA"), and meeting certain specified leverage and operating ratios, all as defined in the Senior Credit Agreement. The Senior Credit Agreement also contains other restrictive covenants that restrict outside investments, capital expenditures, and dividends. As a result of the amendment to the Senior Credit Agreement, the Company will be required to attain average minimum EBITDA level, as defined, of $3.0 million per quarter prior to being permitted to declare any dividend.

On October 20, 2005, Company accepted for payment 1,500,000 shares of its Common Stock, at a price of $7.50 per share, pursuant to its "Dutch Auction" self-tender offer. As a result of the completion of the self-tender offer, the Company had 3,700,647 shares of common stock issued and outstanding. The shares of common stock accepted for purchased represent approximately 28.84% of TB Wood's 5,200,647 shares of common stock issued and outstanding as of October 20, 2005. The total share purchase price was $11.3 million and was funded through the issuance of 12% senior subordinated notes in the amount of $15 million and warrants to purchase 174,000 shares of the Company's common stock, valued at $0.4 million. The senior subordinated notes contain customary financial covenants similar to, but less restrictive than the Company's senior secured bank indebtedness. The excess proceeds from the sale of the notes and warrants were used to repay $1.9 million of term debt under the Company's senior secured borrowing agreement, pay $1.0 million of transaction costs related to the stock purchase and related financing transaction, with the balance providing additional working capital.

The Company used $0.4 million of its cash balances during 2005 third quarter versus an unchanged cash balance in the same quarter last year. Operating activities generated $4.8 million cash during this quarter compared to $1.8 million for the same period in 2004. This $3.0 million increase largely resulted from $1.9 million higher net income, and $1.1 million reduced investment in inventories and receivables, net of trade credit. The $4.8 million of cash flow from operating activities together with $0.4 million of existing cash balance was used for $1.5 million of investing activities and to pay down $3.8 million of debt.

Year to date, the Company generated $1.1 million cash versus zero cash generation in the same period of 2004. Operating activities provided $8.7 million versus $1.1 million for the corresponding period of 2004. Net income of $1.4 million and inventory reduction of $4.8 million were the principal drivers for the 2005 year to date increase. During the first three quarters of 2004, the Company invested in inventory to create safety stock as it transferred production from the idled Trenton facility to other production facilities. Since that time, considerable reductions in inventory quantities have occurred in part to keep pace with demand, and through the implementation of lean manufacturing processes. Capital expenditures and other investments of $2.8 million in the first nine months of 2005 were $0.7 million higher than prior year levels. Financing activities used $4.6 million of the Company's positive cash flow, largely to fund $0.2 million monthly principal repayments associated with the new Term Loans, and to repay revolving credit facilities.

The Company did not pay any dividends either in the third quarter 2005 or in the first nine months of 2005 compared to payments of $0.5 million and $1.4 million during the corresponding periods of 2004 respectively. As stated above, the Company's ongoing ability to declare and pay dividends is dependent upon its ability to continue to operate at profitable levels and demonstrate compliance with the terms of its senior secured credit facility.

Based upon our current level of operations, the Company believes that the combination of cash generated by operations and available borrowing capacity under its borrowing agreements described above, is adequate to finance the Company's operations for the foreseeable future.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. "Disclosure controls and procedures" are defined in Exchange Act Rule 13a-15. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in the achieving the stated goals under all potential future conditions, regardless of how remote.

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

        None

Item 6. Exhibits

        31.1  Certification of Principal Executive Officer required by 13a-14(a)

        31.2  Certification of Principal Financial Officer required by 13a-14(a)

        32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer*

* This certification will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania.


Date November 8, 2005           TB WOOD'S CORPORATION

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