Form 10-K
period 2005-12-31
TB WOODS CORP
filed 2006-03-24
CIK 1000227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2005

                                       OR

    |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 1-14182

                             TB WOODS'S CORPORATION

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

                                     [NONE]

              (Former name, former address and former fiscal year,
                         if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:


    Title of each class             Name of each exchange on which registered
  -----------------------          -------------------------------------------
          None


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes [ ]    No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                                 Yes [ ]    No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [ ]     No [ X]

     As of March 3, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $22,310,872 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                                    March 3, 2006
 ----------------------------------------               ------------------
  Common Stock, $.01 par value per share                 3,722,662 shares


                       DOCUMENTS INCORPORATED BY REFERENCE


                               Document                                            Parts Into Which Incorporated
                             -----------                                          -------------------------------
Proxy Statement for the Annual Meeting of  Stockholders to be held                 Part III
April 27, 2006 (Proxy Statement)

                              TB WOOD'S CORPORATION

                    FISCAL YEAR 2005 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I........................................................................................................    4
      Item 1.     Business....................................................................................    4
      Item 1A.    Risk Factors................................................................................    9
      Item 1B.    Unresolved Staff Comments ..................................................................   12
      Item 2.     Properties..................................................................................   12
      Item 3.     Legal Proceedings...........................................................................   12
      Item 4.     Submission of Matters to a Vote of Security Holders.........................................   12

PART II.......................................................................................................   13
      Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters, and Issuer
                  Purchases of Equity Securities .............................................................   13
      Item 6.     Selected Financial Data.....................................................................   13
      Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operation........   14
      Item 7A.    Quantitative and Qualitative Disclosures about Market Risk..................................   22
      Item 8.     Financial Statements and Supplementary Data.................................................   24
      Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   42
      Item 9A.    Evaluation of Controls and Procedures.......................................................   42
      Item 9B.    Other Information...........................................................................   42

PART III......................................................................................................   42
      Item 10.    Directors and Executive Officers of the Registrant..........................................   42
      Item 11.    Executive Compensation......................................................................   42
      Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                  Matters.....................................................................................   42
      Item 13.    Certain Relationships and Related Transactions..............................................   42
      Item 14.    Principal Accountant Fees and Services......................................................   42

PART IV.......................................................................................................   43
      Item 15.  Exhibits and Financial Statement Schedules....................................................   43

SIGNATURES....................................................................................................   47

Exhibits......................................................................................................   48

SAFE HARBOR STATEMENT

Certain information included or incorporated by reference in this document may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions. These statements are based on assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company's longstanding relationships with major customers, the Company's ability to integrate acquired businesses into its operations and realize planned synergies, the extent to which acquired businesses are able to meet the Company's expectations and operate profitably, ability to obtain financing, changes in regulations that could affect demand for products, and unanticipated developments that could occur with respect to contingencies such as environmental matters and litigation. In addition the Company is subject to risks and uncertainties that affect the manufacturing sector generally, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Please refer to
Item 1A "Risk Factors", of this Form 10-k for a further discussion on risks. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward-looking statements, all of which are expressly qualified by the foregoing.

ITEM 1. BUSINESS

GENERAL

TB Wood's Corporation (the "Company" or "TB Wood's") is an established designer, manufacturer and marketer of electronic and mechanical industrial power transmission products. The Company's products are sold to North American and international manufacturers and users of industrial equipment. Headquartered in Chambersburg, Pennsylvania, the 149 year-old business operates seven manufacturing and seven distribution facilities with approximately 830 employees in the United States, Canada, Mexico, Germany, Italy, and India. The Company has a network of more than 1,000 select independent and multi-branch distributors with over 3,000 locations in North America.

The Company's Internet website address is WWW.TBWOODS.COM. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, you can access the Company's SEC filings from www.sec.gov.

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

Since entering the electronics industrial power transmission business segment in 1968 the Company has introduced new electronic products and product line extensions and currently has 14 active electronic product families. Three of these introductions have occurred within the last four years. Most of these include extensions to our line of full-featured electronic variable frequency drives ("VFD") for controlling the speed of alternating current ("AC") induction motors. In 2001, the Company introduced a National Sanitation Foundation certified drive for use in Food Area Splash Zone applications and micro-sized VFD was introduced in 2003. In 2005, the Company introduced the "X4", a replacement product for certain of the Company's existing product lines. The Company remains focused on cost-effective VFDs for industrial Original Equipment Manufacturer ("OEM") applications and has continued to emphasize the National Electrical Manufacturers Association (NEMA) 4 industrial wash-down drive enclosure targeted for challenging plant environments.

The Company has used acquisitions and strategic alliances to enhance product offerings, gain access to technology and products, leverage fixed costs, and extend the Company's global reach. The Company's mechanical industrial power transmission business acquisitions include several lines of flexible couplings, gear couplings, and variable speed drives and Grupo Blaju S.A. de C.V., the leading Mexican manufacturer and marketer of belted drives. In the electronics industrial power transmission business segment the Company acquired Plant Engineering Consultants, Inc. ("PEC"), an established supplier of integrated electronic control systems for the fibers industry. In December 1997, the Company acquired Berges electronic GmbH in Germany, and its subsidiary Berges electronic S.r.l. in Italy, well-established VFD developers, manufacturers and marketers, serving primarily the European market. In 2003, the Company entered into an agreement with a European company to distribute its micro-drive products in North America.

INDUSTRY OVERVIEW

The industrial power transmission industry provides mechanical and electronic products used in manufacturing and material processing activities that transfer controlled power from an electric motor or internal combustion engine to a machine. The industrial power transmission industry consists of the following product categories: mechanical power transmission components, including belted drives, couplings, and gearboxes, and electronic drives. The Company now competes in belted drives ,couplings and electronic drives product categories.

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

PRODUCTS

The products manufactured by the Company are classified into two segments for financial reporting purposes, mechanical and electronics industrial power transmission businesses. The mechanical business segment includes belted drives and couplings. The electronics business segment includes electronic drives and electronic drive systems. Products of these segments are sold to distributors, original equipment manufacturers, and end users for manufacturing and commercial applications. Net sales, in millions of dollars, for our primary business segments are provided below.

For further information on the Company's operating segments, refer to the consolidated financial statements and footnote No. 9 included in this Form 10-K.



                                           2005                         2004                         2003
                                ------------------------     -------------------------    -------------------------
                                 Net Sales        %           Net Sales         %          Net Sales         %
                                -----------   ----------     -----------    -----------   -----------    ----------
Mechanical                           $ 72.4        65.3%          $ 63.7          62.8%       $  58.3         60.5%
Electronics                            38.5        34.7%            37.8          37.2%          38.1         39.5%
                                -----------   ----------     -----------    -----------   -----------    ----------
           Totals                   $ 110.9       100.0%         $ 101.5         100.0%        $ 96.4        100.0%
                                ===========   ==========     ===========    ===========   ===========    ==========


MECHANICAL PRODUCT OFFERING

The Company's mechanical product offering includes a full line of stock and made-to-order products including V-belt drives, synchronous drives, variable speed drives, and a broad line of flexible couplings, as well as hydrostatic drives, clutches, and brakes. These products are used in a variety of industrial applications to transmit power from electric motors and internal combustion engines to machines. The primary markets for these products are the construction, oilfield, specialized industrial machinery, food processing, material handling, pumps, compressors, mining, pulp and paper, and agricultural equipment industries.

ELECTRONIC PRODUCT OFFERING

The Company designs and manufactures AC electronic VFDs, Direct Current ("DC") electronic motor controllers, and integrated electronic drive systems that are marketed throughout North America and internationally. These products are used to control the speed, acceleration and other operating characteristics of electric motors in manufacturing processes. The Company's standard AC electronic VFD products, which represent most of its net sales of electronic drive products, are programmable to meet the needs of specific applications with particular strengths in food and beverage processing, materials handling, HVAC, oil production, textile/fibers, packaging, furniture making, and general machinery applications. The Company's electronic products are designed to meet both North American and European electrical standards. In 2005, the Company introduced the "X4", a replacement product for certain of the Company's existing product lines. Considerable investment was made in the development of this drive. In 2004, the Company introduced a new line of SE1/SW1 "micro-drive" products to complement our existing product line. The Company's integrated electronic drive systems consist of uniquely configured AC and/or DC electronic VFDs, programmable logic controllers, in-house custom designed printed circuit boards, and software. These systems are built in custom enclosures to meet the requirements of specific applications.

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

The Company operates distribution centers in Chambersburg, Pennsylvania; Reno, Nevada; Stratford, Ontario; Montreal, Quebec; Edmonton, Alberta; Mexico City, Mexico and Marienheide, Germany.

The Company's products are manufactured to maintain stock inventories and to meet forecasts from specific customers. On-time delivery is important. Order backlogs are generally less than one month's customer shipments and are not considered to be material in amount.

CUSTOMERS

The OEM market is served directly by the Company and through industrial distributors. The replacement market for the Company's products is served primarily through industrial distributors. The Company's distributors include, among others, Motion Industries and Kaman Industrial Technologies, who are among the largest distributors in the industrial power transmission industry. The Company's OEM customers include a number of Fortune 500 companies. Management believes that the Company is one of the leading suppliers of power transmission products, based on sales volume, to its distributors. The Company's five largest customers accounted for approximately 32%, 33% and 35% of the Company's consolidated revenue for fiscal years 2005, 2004 and 2003, respectively. One such customer, an industrial distributor with a large diversified customer base, accounted for approximately 18%, 15% and 18% of the Company's consolidated revenue for fiscal 2005, 2004 and 2003, respectively.

COMPETITION

The industrial power transmission industry is highly competitive. Competition in the AC and DC electronic drive product categories is based on product performance, physical size of the product, tolerance for hostile environments, application support, availability, and price. The Company's competitors in these electronic product categories include large multi-national companies in North America, Europe, and Asia, as well as many small, domestic niche manufacturers. The integrated electronic drive system market is driven by increased demand from end users for greater productivity and process control. This market includes sales of products used in the maintenance and replacement of existing systems, upgrades to existing systems, and new capacity expansion. Competition is based on process knowledge and engineering, software design, product durability, and price. Major VFD and systems competitors include Asea Brown Boveri (ABB), Rockwell Automation (Allen Bradley and Reliance Electric), Siemens Corp., and Yaskawa. The Company competes with several divisions of large industrial companies as well as many small to mid-sized independent companies in the mechanical product category. Competition in the mechanical product offering is based on availability, quality, price, product line breadth, engineering, and customer support. The Company's most significant competitors in the mechanical product category include Rockwell Automation, Inc. (Dodge), Emerson Electric Co. (Browning), Martin Sprocket & Gear, Inc., Poulies Maska, Inc., Rexnord Industries, Inc., and Lovejoy, Inc. Management believes that there are few significant foreign competitors in the North American mechanical product market because of a fragmented customer base, prohibitive freight costs as compared to selling price, and difficult access to existing distribution channels.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts include the development of new products, the testing of products, and the enhancement of manufacturing techniques and processes. The Company's annual expenditures for research and development (including royalties and payments to third parties) were $3.1 million for 2005, $3.2 million for 2004, and $3.4 million for 2003, which, as a percent of net sales during the last three fiscal years, have been 2.8% for 2005, 3.1% for 2004, and 3.5% for 2003. The Company utilizes its Technology Center located in its Chambersburg facility to make the research and development investment more productive by making it easier for engineers to share insights and collaborate on projects. Electronic drive research is also conducted at its subsidiary in Italy.

RAW MATERIALS

The principal raw materials used in the Company's mechanical manufacturing operations are various types of scrap steel, including pig iron, metal stampings, castings, forgings and powdered metal components. The Company also designs, tools and out-sources special components made of aluminum, powdered metal, and polymers. The Company purchases the materials used in its mechanical manufacturing operations from a number of suppliers, and management believes that the availability of its materials is adequate and not significantly dependent on any one supplier. Scrap metal prices, which had escalated dramatically throughout 2004 rising to $420 per ton at December 31, 2004, decreased throughout 2005 to close the year at $300 per ton. In 2005 and 2004, scrap metal costs averaged approximately $320 per ton, significantly above historical levels. As a result, the Company implemented price increases for its mechanical products during 2004 and 2005 to partially offset these higher costs.

The Company generally uses standard purchased components in all of its electronic products. The Company also purchases specialized components designed by its engineers. Purchased components include power transistors, capacitors, printed circuit boards, microprocessors and associated semiconductor integrated circuits, aluminum heat sinks, plastic enclosures and sheet metal stampings. These electronic parts and components are purchased from a number of suppliers and management has taken steps to qualify multiple sources for key items, where possible.

PATENTS AND TRADEMARKS

The Company owns patents relating to its coupling, composite, synchronous drive, open belted variable speed drive, electronic drive, and clutch/brake product lines. The Company also owns several patents relating to the design of its products. From time to time, the Company will grant licenses to others to use certain of its patents and will obtain licenses under the patents of others. In addition, the Company owns or has the right to use, registered United States trademarks for the following principal products among others: Sure-Flex(R), Formflex(R), Ultra-V(R), E-trAC(R), Ultracon(R), Dura-Flex(R), E-Trol(R), Petro-trAC(R), Sure-Grip(R), All-Pro(R), Wood's@Work(R), QT Power Chain(R), Win-Trac(R) and PDA-Trac(R).

EMPLOYEES

As of December 31, 2005, the Company employed 830 people. The National Metal Workers' Union of Mexico represents approximately 140 production employees in the Company's Mexican facilities pursuant to collective bargaining agreements that are subject to annual renewals. At the Company's Stratford, Ontario facility four employees are represented by the United Steelworkers of America pursuant to a collective bargaining agreement that expires in January 2007. The Company offers training programs to improve employees' operating, management and team-building skills.

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

When the Company acquired its Mt. Pleasant Facility from Dana Corporation in 1993, the Asset Purchase Agreement (the "Asset Purchase Agreement") included an environmental indemnity provision. Pursuant to this provision, Dana Corporation agreed to indemnify the Company with respect to any environmental liabilities to the extent they arose out of environmental conditions first occurring on or before the closing date, including the presence or release of any hazardous substances at, in, or under the Mt. Pleasant Facility and with respect to the identification of the Mt. Pleasant Facility on the Michigan list of inactive hazardous waste sites. The Dana Corporation is conducting a limited remediation with respect to volatile organic compounds found in soils and groundwater. The Company has not been notified by the Michigan Department of Natural Resources or any other governmental agency or person that it has any responsibility for investigating or remediating such environmental conditions. Although the Company has no reason to believe Dana Corporation cannot or will not fulfill its remediation and indemnification obligations under the Asset Purchase Agreement, even after its March 2006 bankruptcy filing, if Dana Corporation is unable to fulfill such commitments, the Company may incur additional costs.

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

RECENT DEVELOPMENTS

In October 2005, the Company purchased 1.5 million shares of its common stock in a "Dutch Auction" self-tender at a purchase price of $7.50 per share, which was funded through issuance of $15.0 million of new senior subordinated notes with detachable warrants. In January 2005, the Company entered into a new senior secured lending arrangement, which was further amended in July 2005 to permit the self-tender. All these transactions are more fully described in footnotes 4 "Debt" and 6 "Shareholders' Equity" to the consolidated financial statements.

The Company continues to evaluate its operating locations to ensure that it can achieve the maximum amount of efficiencies. As noted below, the Company has closed manufacturing facilities that it believed were no longer necessary and consolidated its manufacturing operations located at Stratford, Ontario, Canada, Mexico City, Mexico and Trenton, Tennessee facility ("Trenton") to other locations, principally its San Luis Potosi, Mexico facility where it has recently enhanced its manufacturing capabilities in a new state of the art manufacturing facility.

In September 2004, the Company closed its manufacturing plant located in Trenton as part of its cost reduction plan for its Mechanical Division. Substantially all of the equipment used in the operations of the Trenton facility has been transferred to other machining facilities operated by the Company. Management believes this relocation has had a positive competitive effect on the Company's ability to produce certain of its Mechanical Division product offerings. Costs incurred in connection with this plant shutdown approximated $1.5 million and were principally recognized during the second half of 2004. These costs primarily consisted of "stay-pay" incentives, equipment relocation expenses, and additional costs associated with the relocation of operations, including training and technical assistance for new employees.

During 2003, the Company relocated its manufacturing operations formerly conducted in Mexico City to San Luis Potosi, Mexico. It continues to maintain its finished goods warehouse, sales, and customer service operations for the Latin American market in Mexico City. Certain of the manufacturing activities associated with the Mexico City operations have been outsourced to local suppliers. The closure costs of the Mexico City operations approximated $0.3 million.

In February 2006, Thomas Foley was elected Chairman of the Board of Directors, a position he previously held from the inception of the Company in 1995 and before that with TB Wood's Incorporated since 1985, until August 2003, when he took a leave of absence from the Company. Mr. Foley rejoined the Board in April 2004 prior to his election as Chairman.

In April 2004, the Company appointed William T. Fejes, Jr. President and Chief Executive Officer and a Company director. Upon Mr. Fejes' employment, James R. Swenson was appointed to the position of Chairman of the Board of Directors.

In November 2003, Michael L. Hurt, the Company's former President and Chief Executive Officer, retired from the Company and James R. Swenson, a director of the Company was appointed Interim President and Chief Executive Officer. In September 2003, Joseph C. Horvath was appointed as Vice President and Chief Financial Officer of the Company, succeeding Thomas F. Tatarczuch, who retired as the Company's Vice President, Finance.

ITEM 1A. RISK FACTORS

Investing in our securities involves risks. You should carefully consider the following risk factors and the other information in this prospectus, including our consolidated financial statements and related notes, before you decide to purchase our common stock. If any of the following risks occur, our business, financial condition and operating results could be adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC in the future.

RISKS RELATED TO OUR COMPANY

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVES, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

Our executives, directors and principal stockholders beneficially own, in the aggregate, securities representing approximately 51% of the voting power of our outstanding common stock. Accordingly, these stockholders can exercise significant influence over our business policies and affairs, including the composition of our board of directors and any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of significant corporate transactions, including mergers or sales of substantially all of our assets. This concentration of ownership will limit your ability to influence corporate actions. The concentration of ownership may also delay, defer or even prevent a change in control of our Company and may make some transactions more difficult or impossible without the support of these stockholders. We cannot assure that the interests of these stockholders will not conflict with your interests. In addition, our interests may conflict with these stockholders in a number of areas relating to our past and ongoing relationships, including the timing and manner of any sales or distributions by these stockholders of all or any portion of their ownership interest in us, and the evaluation of, and activities concerning, business opportunities that may be presented to TB us and our affiliates and to our directors associated with TB Wood's.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

Historically, the market price of our common stock has fluctuated over a wide range. In fiscal year 2005, our common stock traded in a range from $ 4.77 to $
8.87 and at March 3, 2006 our stock price was $ 12.12. It is likely that the price of our common stock will fluctuate in the future. The market price of companies with small-capitalization like ours may from time to time experience significant price and volume fluctuations unrelated to the operating performance. In particular, the market price of our common stock may fluctuate significantly due to a variety of factors, including the sale or purchase of a significant block of shares, or overall movement of stock market indices. In addition, the occurrence of any of the other risks described in Item 1A could have a material and adverse impact on the market price of our common stock.

WE HAVE REPORTED LOSSES IN THE PAST AND MAY REPORT LOSSES IN FUTURE PERIODS.

Although we have reported operating income for fiscal years 2001 through 2005, we have reported net losses for fiscal years 2002 and 2003. In addition, 2004 operating results would have reflected a net loss had the Company not recognized a non-recurring, non-cash gain related to the termination of a post-retirement benefit plan. Although 2005 was profitable, we cannot assure you that we will continue to operate profitability, and if we do not, we may not be able to meet our debt service requirement, working capital requirements, capital expenditure plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.

WE MAY NOT PAY DIVIDENDS ON OUR COMMON STOCK AT ANY TIME IN THE FORESEEABLE FUTURE.

Our ability to declare and pay dividends is restricted by covenants in our senior secured credit facility and the purchase agreement governing our senior subordinated notes, and may be further limited by instruments governing future outstanding indebtedness we or our subsidiaries may incur. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial conditions, cash requirement, contractual restrictions and other factors that our board of directors may deem relevant.

OUR SENIOR SECURED CREDIT FACILITY AND THE PURCHASE AGREEMENT GOVERNING OUR SENIOR SUBORDINATED NOTES IMPOSE CERTAIN RESTRICTIONS. A FAILURE TO COMPLY WITH THESE RESTRICTIONS COULD LEAD TO AN EVENT OF DEFAULT, RESULTING IN AN ACCELERATION OF INDEBTEDNESS, WHICH MAY AFFECT OUR ABILITY TO FINANCE FUTURE OPERATIONS OR CAPITAL NEEDS, OR TO ENGAGE IN OTHER BUSINESS ACTIVITIES.

The operating and financial restrictions in our debt agreements, including our senior secured credit facility and the purchase agreement governing our senior subordinated notes, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our debt agreements contain certain covenants and financial tests that limit the way we conduct business, including covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, pre-pay any subordinated indebtedness, make investments and other restricted payments, make capital expenditures, make acquisitions and sell assets. These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. Under our debt agreements, we are also required to maintain specific financial ratios and satisfy certain financial tests. If we cannot comply with these covenants or meet these ratios and other tests, it could result in a default under one or more of our debt agreements, and unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations and financial condition depending upon our outstanding balance at the time.

WE MAY BE ADVERSELY IMPACTED BY CHANGES IN INTEREST RATES.

The effective interest rate payable on approximately half of our borrowings is variable and may be influenced by our operating performance and degree of leverage, as well as by actions of the Federal Reserve Bank Board in establishing from time to time the Federal Funds Interest rate that underlies the cost of funds borrowed by the Company. Refer to Item 7A of this Form 10-k for additional discussion of the interest risks.

RISKS RELATED TO OUR BUSINESS

WE OPERATE IN THE HIGHLY COMPETITIVE ELECTRONIC AND MECHANICAL INDUSTRIAL TRANSMISSION INDUSTRY.

The industrial power transmission industry is highly competitive. Our competitors include both large multi-national companies in North American, Europe and Asia as well as many small domestic niche manufacturers. Our operating results depend in part on continued successful research, development and marketing of new and or improved products and services, particularly in the electronics business, and there can be no assurance that we will continue to successfully introduce new products and services. We are small compared to many of our competitors, which are divisions of large, multi-national corporations, and may not have the same access to resources.

OUR BUSINESS IS CYCLICAL.

Our business is dependent on macro-economic factors, including industrial and consumer spending, and is therefore impacted by the cyclical strength of the economy generally, interest rates and other factors. Economic factors adversely affecting original equipment manufacturer production and consumer spending could adversely impact us. During periods of expansion in original equipment manufacturer production, we generally have benefited from increased demand for our products. Conversely, during recessionary periods, we have been adversely affected by reduced demand for our products.

The markets for some of our products are cyclical, generally following changes in the overall economy. Consequently during periods of economic expansion, we have experienced increased demand for its products and during periods of economic contraction, we have experienced decreased demand for its products. Such changes in the general economy affect our results of operations in relevant fiscal periods.

A SIGNIFICANT PORTION OF OUR REVENUES ARE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS AND THE TERMINATION OF ONE OR MORE OF OUR RELATIONSHIPS WITH ANY OF THESE CUSTOMERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We depend on revenues from several significant customers, and any loss, cancellation, or reduction of, or delay in, purchases by these customers could harm our business. Several significant customers represent a significant portion of our revenues. Our success will depend on our continued ability to develop and manage relationships with these customers. We expect that significant customer concentration will continue for the foreseeable future.

Several of our customers are distributors to a broad number of end users which helps to mitigate risk; however, a distributor could elect to discontinue using the Company as a supplier source.

THE RELOCATION OF CUSTOMERS TO OFF-SHORE LOCATIONS COULD RESULT IN INCREASED COSTS OF PRODUCTION AND SUBJECT US TO INCREASED ECONOMIC RISK IF WE SHIFT OPERATIONS TO MEET CUSTOMER DEMANDS.

Off-shore customers and the relocating of our customers' operating facilities away from our production source could lead us to being a higher cost producer. In addition, some of our operations depend on production facilities located abroad. Operations that are located outside of the United States may be subject to increased risks of disrupted production which could cause delays in shipments and loss of customers and revenues. Our manufacturing facilities abroad may be more susceptible to changes in laws and policies in host countries and economic and political upheaval than our domestic facilities. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate us.

OUR DEPENDENCE ON, AND THE PRICE OF, RAW MATERIALS MAY ADVERSELY AFFECT OUR PROFITS.

We use a variety of raw materials and components in our business and significant shortages or price increases could increase our operating costs and adversely impact the competitive position of our products. We have experienced significant volatility and upward cost pressure for scrap steel and ancillary steel-based components, our primary raw materials. If we are unable to pass on raw materials price increases to our customers, our future profitability may be materially adversely affected.

WE MAY BE ADVERSELY AFFECTED BY ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REGULATIONS.

Our operations and properties are subject to federal, state, and local laws, regulations, and ordinances relating to environmental, health and safety risks. The nature of our operations exposes us to the risk of claims with respect to environmental, health and safety matters and any failure to comply with any environmental, health and safety regulations could subject us to future liability, including, fines, penalties and the suspension of production.

OUR OPERATIONS ABROAD SUBJECT US TO FOREIGN CURRENCY FLUCTUATIONS.

Our consolidated financial statements are denominated in U.S. dollars and accordingly, changes in the exchange rates between our subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries financial results into U.S. dollars for the purposes of reporting consolidated financial results.

The net assets, net earnings and cash flows from our operations in Mexico, Canada, Germany, Italy and India are based on the U.S. dollar equivalent of such amounts measured in the applicable functional currency. These foreign operations have the potential to impact our financial position due to fluctuations in the local currency arising from the process of re-measuring the local functional currency in the U.S. dollar. Refer to Item 7A of this Form 10-k for additional discussion on exchange rate risks.

OUR INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE SUCCESS.

Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. Recruiting and retaining skilled personnel has become even more competitive as the domestic economy has improved in recent years. The loss of services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

WHILE WE BELIEVE OUR CONTROL SYSTEMS ARE EFFECTIVE, THERE ARE INHERENT LIMITATIONS IN ALL CONTROL SYSTEMS, AND MISSTATEMENTS DUE TO ERROR OR FRAUD MAY OCCUR AND NOT BE DETECTED.

We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company owns and operates the following facilities:


Location                                  Operations                                                       Sq. Feet
----------------------------            ----------------------------------------------------------     ----------------
Chambersburg, Pennsylvania                Foundry production of iron; manufacturing, engineering            440,000
                                            and central distribution of mechanical and electronic
                                            products; and corporate headquarters.
Scotland, Pennsylvania                    Manufacturing of electronic products.                              51,300
Stratford, Ontario, Canada                Central distribution and administrative offices for                46,000
                                            Canada.
San Marcos, Texas                         Manufacturing and engineering of mechanical products.              51,000
Mt. Pleasant, Michigan                    Manufacturing of mechanical products.                              30,000
Chattanooga, Tennessee                    Manufacturing, engineering, and sales of integrated                60,000
                                            electronic drive systems.


In addition, the Company leases manufacturing facilities in San Luis Potosi, Mexico (71,800 sq. ft.); Naturns, Italy (19,500 sq. ft.); and Bangalore, India (5,000 sq. ft.). The Company also leases distribution facilities in Reno, Nevada; Marienheide, Germany; Montreal, Quebec; Edmonton, Alberta; and Mexico City, Mexico. The Company believes that its facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various legal actions arising in the ordinary course of business. The Company does not believe that the outcome of any of these actions will have a materially adverse affect on the consolidated financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted for a vote of the security holders during the fiscal quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company is traded on NASDAQ under the symbol "TBWC". The high and low prices as reported by the NASDAQ National Market for the Common Stock, and dividends paid on Common Stock, during the period from January 3, 2004 through December 31, 2005 were as follows:


                                                                   Price                         Dividends
                                                         --------------------------    -------------------------
                                                           High             Low         Declared            Paid
                                                         --------        ---------     -----------        --------
Fiscal Year 2004                1st quarter                $ 9.00           $ 8.09           $ .09            $.09
                                2nd quarter                  9.00             6.21             .09             .09
                                3rd quarter                  8.04             5.27             .09             .09
                                4th quarter                  6.78             5.10              --              --

Fiscal Year 2005                1st quarter                $ 7.00           $ 5.10            $ --            $ --
                                2nd quarter                  8.87             5.00              --              --
                                3rd quarter                  7.39             4.77              --              --
                                4th quarter                  8.00             6.09              --              --


On March 3, 2006, there were 150 shareholders of record of the Company's Common Stock and the closing sales price was $12.12 per share.

On October 20, 2005, Company accepted for payment 1,500,000 shares of its Common Stock, at a price of $7.50 per share, pursuant to its "Dutch Auction" self-tender offer. As a result of the completion of the self-tender offer, the Company then had 3,700,647 shares of common stock issued and outstanding. The shares of common stock accepted for purchase represent approximately 28.84% of TB Wood's 5,200,647 shares of common stock issued and outstanding prior to the completion of the self-tender offer.

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

There were no sales of unregistered securities during the period of January 1, 2005 through December 31, 2005.

Information regarding the Company's equity compensation plans is set forth in the Company's Proxy Statement for the 2006 Annual Meeting in the Section entitled "Other Forms of Compensation" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and operating data for the Company for each of the five years through fiscal year 2005 and have been derived from the Company's financial statements which have been audited by the Company's independent registered public accounting firm. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation."

In 2004, the Company adopted a policy to change its fiscal year to a calendar year, effective with the calendar year commencing January 1, 2005. Prior to fiscal year 2005, the Company's 52/53-week fiscal year ended on the Friday closest to the last day of December. This change is not expected to have a material affect on the Company's reported results of operations. Fiscal year ends 2005 and 2004 were 52 week years while fiscal year 2003 was a 53 week year. Fiscal year-ends were as follows:


2005                    December 31, 2005
2004                    December 31, 2004
2003                    January 2, 2004
2002                    December 27, 2002
2001                    December 28, 2001


SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                 Fiscal Year                       2005         2004            2003          2002          2001
----------------------------------------------- -----------  ------------    -----------   -----------   -----------
Net sales                                        $  110,897     $ 101,515       $ 96,415     $ 104,383     $ 108,805

Gross profit                                         33,705        27,723         29,397        33,145        37,037
Selling, general and administrative expense          27,717        28,371         28,635        29,178        31,010
Non- recurring gain on termination of benefit
    plan                                                 --         9,258             --            --            --
Minority interest                                        --            --             --           151         1,147
Operating income                                      5,988         8,610            762         3,816         4,880

Net income (loss)                                $    2,380     $   4,618       $   (360)    $  (1,050)    $   2,906
                                                ===========  ============    ===========   ===========   ===========
Cash Flow
   Cash provided by operations                   $   12,285     $   4,200       $  2,589     $  12,450     $  13,291
   Capital expenditures                          $    3,062     $   2,009       $  2,227     $   3,481     $   4,110

Adjusted working capital (1)                     $   20,709     $  23,789       $ 24,834     $  20,955     $  26,315
Total assets                                     $   67,753     $  69,370       $ 76,407     $  77,576     $  87,632

Current portion of long-term debt                $    4,138     $   7,605       $     53     $  18,363     $    843
Long-term debt, less current portion                 25,829        16,708         25,371         5,436        27,802
                                                -----------  ------------    -----------   -----------   -----------
Total debt                                       $   29,967     $  24,313       $ 25,424     $  23,799     $  28,645
                                                ===========  ============    ===========   ===========   ===========
Shareholders' equity                             $   21,518     $  29,735       $ 25,418     $  26,413     $  28,445
Per Share Data
   Net income (loss)                             $     0.48     $    0.89       $  (0.07)    $   (0.20)    $    0.54
   Cash dividends paid                           $     0.00     $    0.27       $   0.36     $    0.36     $    0.36
Weighted average shares outstanding                   4,961         5,166          5,180         5,232         5,355


(1) Adjusted working capital is total current assets less current liabilities excluding the current portion of long-term debt shown above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a worldwide manufacturer of mechanical and electronic products used in the process of power transmission for industrial and other commercial applications. Fiscal year 2005 continued to reflect strong demand in the Company's marketplace, particularly for its Mechanical Division products, following a prolonged slump in the industrial markets that began in the second half of 2000. Sales to the Company's largest distribution customer increased by $5.0 million in 2005 as a result of the strong economic climate, and the gap between such sales and the customer's sale-through of the Company's product was reduced considerably to $1.2 million compared to approximately $5.0 million during 2004.

The significant volatility and upward cost pressure for the Company's primary raw materials that occurred in 2004, principally the costs of scrap steel and ancillary steel-based components used in the manufacture of its mechanical products, began to moderate in 2005, with unit costs ending lower than the preceding year. This enabled the Company to restore a substantial portion of margins lost due to lagging price increases in previous periods. Overall, the average cost for such materials was comparable in both periods.

The Company continued to address other cost reduction activities through expanded lean manufacturing initiatives. In 2004 the Company recognized approximately $1.5 million of closure costs associated with the closure of its Trenton, Tennessee facility while no similar costs were incurred in 2005. Management remains focused on ways to better utilize the Company's worldwide productive capacity, as well as leverage its technical capabilities to add more value to the Company's products and services.

The following tables, derived from the Company's audited consolidated financial statements, present selected elements of the Company's operating results, and the changes thereto, for each of the two most recent years compared to the results for the immediately preceding year.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004 (in thousands)


                                                        2005          2004        Dollar Change      % Change
                                                     -----------   -----------    -------------     -----------
SALES
  Mechanical Business                                   $ 72,361     $  63,732         $  8,629           13.5%
  Electronics Business                                    38,536        37,783              753            2.0%
                                                     -----------   -----------    -------------     -----------
   Total Sales                                          $110,897      $101,515         $  9,382            9.2%

COST OF SALES
  Mechanical Business                                   $ 52,213     $  47,788         $  4,425            9.3%
  Electronics Business                                    24,979        26,004           (1,025)          (3.9%)
                                                     -----------   -----------    -------------     -----------
   Total Cost of Sales                                  $ 77,192     $  73,792         $  3,400            4.6%

GROSS PROFIT
   Mechanical Business                                  $ 20,148     $  15,944         $  4,204           26.4%
   Electronics Business                                   13,557         11,779           1,778           15.1%
                                                     -----------   -----------    -------------     -----------
    Total Gross Profit                                  $ 33,705     $  27,723         $  5,982           21.6%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            $ 27,717     $  28,371         $   (654)          (2.3%)

SALES AS A PERCENTAGE OF TOTAL SALES
   Mechanical Business                                      65.3%         62.8%
   Electronics Business                                     34.7%         37.2%
                                                     -----------   -----------
    Total Sales                                            100.0%        100.0%

COST OF SALES AS A PERCENTAGE OF SALES
   Mechanical Business                                      72.2%         75.0%
   Electronics Business                                     64.8%         68.8%
    Total Cost of Sales                                     69.6%         72.7%

GROSS PROFIT AS A PERCENTAGE OF SALES
   Mechanical Business                                      27.8%         25.0%
   Electronics Business                                     35.2%         31.2%
    Total Gross Profit                                      30.4%         27.3%

SG&A EXPENSE AS A PERCENTAGE OF TOTAL SALES                 25.0%         27.9%


The continuing strength in general economic conditions helped the Company experience a $9.4 million increase in revenues in 2005. The revenue growth can be attributed to three major factors: increased demand or volume for the Company's products, increased prices for those products, and foreign currency fluctuations relative to the United States dollar and the local currency utilized by the Company's foreign subsidiaries.

The Company's Mechanical Division experienced increased selling volume of $5.8 million, nearly two-thirds of its total revenue growth. The Company believes that the strong economic recovery, buoyed in part by the market for the Company's products used in oil production, contributed substantially to this increased demand. The Company was also able to increase prices in 2005 for certain of its Mechanical products, contributing approximately $2.1 million to increased revenues for the year. The remainder of the Mechanical Division sales growth related to a stronger Canadian dollar. The Company also experienced a $0.6 million increase in sales of its electronic products attributable to increased sales of products used to produce petroleum and the successful introduction of the Company's new "X-4" AC drive. The remaining increase in sales revenues related to minor price changes and currency fluctuations.

Overall gross profit as a percent of net sales increased to 30.4% in 2005 compared to 27.3 % in 2004. This gain can be attributed to $2.0 million of price increases, or 1.9 points, and the absence in 2005 of $1.5 million in non-recurring closure costs associated with the closure of the Trenton facility incurred in 2004, or 1.4 points. Gains from currency of approximately $0.3 million and reduced LIFO costs of $0.8 million were largely offset by the higher cost of goods sold for products produced in previous years being recognized in 2005, as the Company made substantial reductions in its inventories from year ago levels.

Gross profits of the Company's Mechanical Division increased approximately $4.2 million, to 27.8% of sales in 2005 compared to 25.0% of sales in 2004, principally due to selling price increases, higher sales volume levels and the elimination of the non-recurring costs described above, offset by the effects of increased sales of lower margin products, and higher unit costs of goods sold in the current period attributable to goods made in previous years. 2005 production levels were kept lower than sales volume in order to reduce investment in inventory, which declined by $3.4 million. The Electronic Business gross profit increased $1.8 million, to 35.2% of sales compared to 31.2% of sales in 2004. The 4.0 points of margin improvement can be attributable primarily to a lower overall production cost structure, as the Company realized a full year of reduced unit costs attributable to cost savings initiatives undertaken in the second half of 2004. In addition, minor sales volume and product mix gains contributed approximately 1.0 point to this margin improvement.

Selling, general and administrative expenses declined $0.7 million in 2005 compared to the previous fiscal year. Due to increased revenue levels, the above decline in these costs resulted in selling, general and administrative expenses being 25.0% of sales in 2005 compared to 27.9% of sales in 2004. The primary reason for the lower costs in 2005 was the $1.1 million decrease in salaries and benefit costs in 2005 principally resulting from restructuring of corporate sales and marketing costs in the second half of 2004, and a $0.3 million decrease in insurance costs. The effects of these cost savings initiatives were offset by the elimination of $0.6 million of amortized gains recognized in 2004 prior to the termination of the Company's post-employment healthcare insurance program in the fourth quarter of 2004, and to a lesser extent $0.3 million in management incentive expense recognized in 2005 related to overall improved operating performance.

In 2004, the Company continued steps to maintain total healthcare spending at affordable levels. In connection with these efforts, when the Company announced the termination of its post-employment healthcare benefit plan in the fourth quarter of 2004, the Company recognized a pre-tax gain aggregating $9.3 million. This item is presented as a non-recurring gain in the Company's income statement for the year ended December 31, 2004. The Company also recorded $3.6 million deferred tax expense arising from the reduction of a previously recognized deferred tax asset associated with these benefits, resulting in a $1.09 increase in earnings per share in 2004 associated with the plan termination gain.

Interest expense increased to $2.3 million in 2005 compared to $1.6 million in 2004. In January 2005, the Company refinanced its variable rate secured revolving credit and term loan agreement, and amended the agreement in July 2005, when the Company extended the agreement for an additional two years to April 2009. This new agreement carries higher stated interest rates. In addition, in October 2005, the Company completed a self tender offer to acquire
1.5 million shares of the Company's then outstanding common stock. This transaction was funded under the terms of a securities purchase agreement whereby the Company obtained $15.0 million from the sale of 12% fixed rate unsecured notes and detachable warrants to acquire shares of Company's common stock. Approximately $0.4 million of increased interest costs can be attributable to the higher secured credit agreement stated rates, as well as general market rate interest cost changes. The remaining $0.3 million increase in interest costs can be attributable to the terms of the unsecured credit agreement.

The Company's effective tax rate increased to 35% of pre-tax income in 2005, compared to a rate of 34% for 2004, each approximating the statutory rates.

After taking into consideration all of the above matters, net income for 2005 was $2.4 million, or $0.48 per share on both a basic and diluted basis. This compares to a net income for 2004 of $4.6 million, or $0.89 per share. After taking into account $5.7 million of non-recurring gain related to the termination of the Company's post-employment healthcare benefit plan, described above, the Company would have had a net loss of $1.1 million in 2004 on a proforma basis.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED JANUARY 2, 2004

(in thousands)


                                                         2004           2003       Dollar Change     % Change
                                                     -----------   -------------   -------------     ---------
SALES
  Mechanical Business                                    $63,732         $58,343         $ 5,389           9.2%
  Electronics Business                                    37,783          38,072            (289)         (0.8%)
                                                     -----------   -------------   -------------     ---------
   Total Sales                                           101,515          96,415           5,100           5.3%

COST OF SALES
  Mechanical Business                                     47,788          40,942           6,846          16.7%
  Electronics Business                                    26,004          26,076             (72)         (0.3%)
                                                     -----------   -------------   -------------     ---------
  Total Cost of Sales                                     73,792          67,018           6,774          10.1%

GROSS PROFIT
   Mechanical Business                                    15,944          17,401          (1,457)         (8.4%)
   Electronics Business                                   11,779          11,996            (217)         (1.8%)
                                                     -----------   -------------   -------------     ---------
   Total Gross Profit                                     27,723          29,397          (1,674)         (5.7%)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              28,371          28,635            (264)         (0.9%)

SALES AS A PERCENTAGE OF TOTAL SALES
   Mechanical Business                                     62.8%           60.5%
   Electronics Business                                    37.2%           39.5%
                                                     -----------   -------------
   Total Sales                                            100.0%          100.0%

COST OF SALES AS A PERCENTAGE OF SALES
   Mechanical Business                                     75.0%           70.2%
   Electronics Business                                    68.8%           68.5%
   Total Cost of Sales                                     72.7%           69.5%

GROSS PROFIT AS A PERCENTAGE OF SALES
   Mechanical Business                                     25.0%           29.8%
   Electronics Business                                    31.2%           31.5%
   Total Gross Profit                                      27.3%           30.5%

SG&A EXPENSE AS A PERCENTAGE OF SALES                      27.9%           29.7%


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

Overall gross profit as a percent of net sales decreased to 27.3 % in 2004 from
30.5 % in the previous year as the price increases implemented in 2004 ($3.4 million) and favorable currency fluctuations on gross profits ($0.6 million) were offset by sharply increased manufacturing costs. This was particularly true in the Company's Mechanical Products business. During 2004, in addition to the incremental costs associated with higher volumes, the Company experienced significant raw material cost increases, including $1.7 million of scrap iron costs associated with the Company's foundry operations and approximately $1.5 million in non-recurring costs were incurred in connection with the closure of the Company's Trenton, Tennessee manufacturing facility.

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

In 2004, the Company continued to take steps to maintain spending for employee and retiree healthcare at affordable levels. In connection with these efforts, as communicated to retirees in the fourth quarter of 2004, increased insurance costs effective with the 2005 plan enrollment would be passed on to retirees. As a result, a substantial number of the retirees opted to participate in an insurance program independent of the Company's offering and for which the Company bears no future funding obligation. Accordingly, the remaining accumulated plan benefit obligation, as determined by the plan's actuary, was substantially reduced from $2.6 million at December 31, 2003 to $0.4 million at December 31, 2004 and the plan was terminated. Therefore, the Company has recognized a pre-tax gain aggregating $9.26 million, equivalent to the reduction in the accumulated plan benefit obligation together with the recognition of unrecognized prior service benefits and actuarial net gains arising from similar actions taken in previous years. This item is presented as a non-recurring gain in the Company's income statement for the year ended December 31, 2004. The Company also recorded $3.61 million deferred tax expense arising from the reduction of a previously recognized deferred tax asset associated with these benefits, resulting in a $1.09 increase in earnings per share in 2004 associated with the termination gain.

Interest expense is the primary component of other expenses and was $1.6 million for 2004, an increase of $0.6 million compared to 2003. This increase reflects higher effective interest rates, increased borrowings to fund operating costs, and increased amortization of debt agreement costs incurred in connection with a loan amendment taking place in the first quarter of 2004. As more fully described in Note 4 "Debt" to the Company's consolidated financial statements, effective January 7, 2005, the Company entered into a new two year secured revolving credit agreement. The new agreement carries higher interest rates.

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

Allowance for Doubtful Accounts: The majority of the Company's accounts receivable are due from selected authorized industrial distributors who resell the Company's products to OEMs and end users for replacement parts. Accounts receivable potentially subject the Company to concentrations of credit risk. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from the customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowances for doubtful accounts.

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

Postretirement Benefit Obligation: For periods prior to 2005, the Company, in consultation with an actuarial firm specializing in the valuation of postretirement benefit obligations, selected certain actuarial assumptions to base the actuarial valuation of the Company's post retirement benefit obligation, such as the discount rate (interest rate used to determine present value of obligations payable in the future), initial health care cost trend rate, the ultimate care cost trend rate, and mortality tables to determine the expected future mortality of plan participants. As a result of actions to terminate its post-retirement benefit plans, the Company does not expect that any future costs or cash contributions related to post-retirement benefits for retirees or former employees to be material.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's contractual obligations as of December 31, 2005 are as follows (dollars in thousands):


                                                       Less                            More
       Contractual Obligations in                     Than 1       1-3       3-5      Than 5
               Thousands                    Total      Year       Years     Years      Years
---------------------------------------   --------   --------   --------   -------   -------
Long-Term Debt Obligations                 $30,716    $ 4,138     $3,199    $2,957    $20,422
Operating Lease Obligations                  5,770      1,225      1,851     1,157      1,537
                                          --------   --------   --------   -------    -------
Total                                      $36,486    $ 5,363     $5,050    $4,114    $21,959
                                          ========   ========   ========   =======    =======


At December 31, 2005, current and long-term debt totaled approximately $30.0 million, compared to $24.3 million at December 31, 2004, and was comprised of $1.0 million and $8.8 million in revolving and term debt, respectively, under a senior secured credit facility; $5.3 million in tax-exempt revenue bonds; and $0.6 million of principally foreign revolving and term credits, together with $14.3 million of unsecured subordinated term debt. The Company's effective borrowing rates at December 31, 2005 and 2004 for its long-term obligations were approximately 9.49% and 4.58% respectively.

On January 7, 2005, the Company entered into a new senior secured loan and security agreement (the "Loan Agreement") that provided for up to an $18.3 million revolving line of credit and two term loans totaling $13.0 million (Term Loan A--$10.0 million and Term Loan B--$3.0 million). The proceeds were used to retire amounts outstanding under the Company's outstanding revolving line of credit as well as to fund existing letters of credit that support $5.3 million of industrial revenue bonds and certain obligations under various self-insured workers compensation insurance policies. The borrowings under the Loan Agreement are secured by substantially all of the Company's domestic assets and pledges of 65% of the outstanding stock of the Company's Canadian, German and Mexican subsidiaries. The Loan Agreement was amended on July 29, 2005 to extend the term for an additional two years through April 2009 and permit the Company to borrow up to $15.0 million to fund the purchase of up to 1.5 million shares of outstanding common stock and repay Term Loan B, the outstanding balance of which was approximately $2.0 million.

All borrowings under the Loan Agreement bear variable interest of a margin plus LIBOR or U.S. Prime Rate, and the remaining Term Loan A is repayable in monthly principal installments totaling $0.13 million. The average borrowing rates for the Company's short-term borrowings under the senior secured credit arrangement at December 31, 2005 and 2004 were 7.97% and 5.38% respectively. Based on the 2005 operating results, the interest rates for both the revolving and term loans are expected to be reduced by 50 basis points beginning in the second quarter of 2006. At December 31, 2005 the Company had remaining borrowing capacity of $9.3 million. Had the Loan Agreement been in place at December 31, 2004, the unused borrowing capacity available to the Company would have been approximately $2.4 million.

The Loan Agreement contains restrictive financial covenants that require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, having a minimum earnings before interest, taxes and depreciation and amortization ("EBITDA"), and meeting certain specified leverage and operating ratios, all as defined in the Loan Agreement. The Loan Agreement also contains other restrictive covenants that restrict outside investments, capital expenditures, and dividends. While the Company was in compliance with the debt covenants at December 31, 2005, the limitation on dividends is such that the first quarter dividend for 2006 would be the earliest dividend that could be declared.

The Company previously borrowed approximately $3.0 million and $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (3.49% at December 31, 2005) and mature in April 2024 and April 2022. The bonds were issued to finance production facilities for the Company's manufacturing operations located in those cities, and are secured by letters of credit issued under the terms of the Company's senior secured borrowing agreement.

On October 20, 2005 the Company entered into a Securities Purchase Agreement in exchange for the issuance of $15.0 million of senior subordinated notes valued at $14.24 million and detachable warrants, valued at $0.76 million, to purchase 174,000 shares of the company's common stock. The senior subordinated notes have a stated rate of 12% (effective rate of 12.64%), are due on October 12, 2012, and contain customary financial covenants similar to, but less restrictive than the Company's senior secured bank indebtedness described above. The proceeds from the sale of the notes and detachable warrants were used to acquire 1.5 million shares of the Company's common stock at a purchase price of $11.25 million, repay approximately $2.0 million of term debt under the Company's senior secured borrowing agreement, pay $1.0 million of transaction costs related to the stock purchase and related financing transaction, with the balance providing additional working capital.

The Company has generated positive cash flows from operations in each of the last five years. During 2005, the Company generated $12.3 million cash from operating activities, which compares to $4.2 million for the same period in the prior year. The primary reason for this fluctuation was $4.3 of increased cash flow from operating results, together with $3.8 of increased cash flow from reduced investment in net operating assets in 2005 compared to 2004. The major reason for the 2005 improvement in cash generated from operating results was the Company generating $4.8 million of positive cash flow from continued focus on inventory reduction, compared to $1.2 million in 2004. Management currently expects that inventory will grow moderately in 2006 in line with demand, while at the same time the Company works to further improve inventory turns through better processes and lean manufacturing initiatives. In addition, cash generated from operating activities relative to reported earnings, increased in 2005 as net income in 2004 included a $5.7 million non-cash after-tax gain related to the termination of the Company's post-retirement health care benefits plan. The Company's total working capital was $16.6 million at December 31, 2005, compared to $16.2 million on December 31, 2004.

The Company used $2.5 million and $2.7 million for investing activities during the years ended December 31, 2005 and 2004, respectively. This spending was primarily for capital expenditures of $3.1 million in 2005 and $2.0 million in 2004. The Company's capital investments have been at maintenance levels to support new product introductions, improve product quality, and reduce operating costs. Following a period of limited capital investment, in 2006 the Company plans to spend $5.0 million on capital improvements for expanded machine tool capacity, improved operating efficiencies and normal capital maintenance projects. While this is currently in excess of the $3.25 million permitted under its borrowing agreements, management believes its lenders to be supportive of this capital plan. The amount of commitments for capital expenditures at December 31, 2005 was not significant.

Cash used in financing activities increased to $6.7 million in 2005 compared to $2.5 million in 2004 as the Company expended $11.5 million in purchase and transaction costs to acquire 1.5 million shares of its common stock in a self-tender auction and repay approximately $2.0 million of amounts previously borrowed under its secured revolving credit term loans, all funded through a new unsecured borrowing with detachable warrants that totaled $15.0 million. In addition, with its earlier refinancing on January 7, 2005 described above, the Company borrowed $18.3 million of revolving debt and $13.0 million of term financing that was used to repay previously outstanding revolving credit. During 2005, $2.4 million of such term debt was repaid as scheduled. The Company did not pay any dividends in 2005 compared to $1.4 million of dividends paid in 2004. In the fourth quarter of 2004, the Company suspended its dividend pending the negotiation of its new credit facility, which restricted dividend payments throughout 2005. The Company's future ability to declare and pay dividends is ultimately dependent upon its ability to operate at profitable levels and demonstrate compliance with its borrowing agreements.

The effect of changes in foreign currency rates reduced cash by $0.2 million in 2005 compared to generating an increase in cash of $0.8 million in 2004 as the dollar strengthened compared to the Euro, offset by a continued weakening against the Canadian dollar and to a lesser extent, the Mexican peso. As a result of all of the above items, the Company generated a net increase in cash of $2.9 million in 2005 compared to the net decrease in cash of $0.2 million experienced in 2004. The Company believes that the combination of cash generated by operations and available borrowing capacity is adequate to finance the Company's operations for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no "Off-Balance Sheet" arrangements as of December 31, 2005 and 2004 as that term is described by the Securities and Exchange Commission.

INFLATION AND CHANGING PRICES

Inflation during the last three years has not had a significant effect on operations. The use of the last-in, first-out (LIFO) method of accounting for the majority of inventories and accelerated depreciation methods for financial reporting and income tax purposes result in a substantial recognition of the effects of inflation in the financial statements.

The major impact of inflation is on buildings and improvements, where the gap between historic cost and replacement cost continues for these long-lived assets. The related depreciation expense associated with these assets increases if adjustments were to be made for the cumulative effect of inflation.

The Company believes the most positive means to combat inflation and advance the interests of investors lies in the continued application of basic business principles, which include improving productivity, increasing working capital turnover and offering products and services which can command appropriate prices in the marketplace.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Accounting Standards No. 123 (revised 2004) "Share-Based Payment", a revision of FASB Statement No. 123 "Accounting for Stock Based Compensation" which the Company adopted in the third quarter of 2005. This statement did not have any significant effect on the Company's 2005 financial statements as the Company had previously adopted FASB Statement No. 123 to account for stock-based compensation cost using the fair value method in 2003. As the Company has already adopted FASB Statement No. 123 the only effects of the revised Statement No. 123 upon the Company are expanded disclosure related to its stock based compensation plan.

In November 2004, the FASB issued Statement of Accounting Standards No. 151 "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) which the Company is required to adopt for the fiscal year ending December 31, 2006. The Statement introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based upon the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. The Company does not expect this statement to have any significant effect upon its 2006 consolidated financial statements based on current operating and product demand levels.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential change in an asset's or financial instrument's value caused, for example, by fluctuations in interest and currency exchange rates. The Company's primary market risk exposures are unfavorable movements in exchange rates between the U.S. dollar and each of the Euro, Canadian dollar and Mexican peso, and the interest rate. Monitoring and managing these risks is a continual process carried out by senior management. Market risk is managed based on an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company's financial advisors, both internal and external, provide ongoing advice regarding trends that affect management's assessment. Management does not currently hedge its interest or foreign currency exchange risks.

Foreign Currency Exchange Rate Sensitivity

The Company has operations in several foreign countries, and approximately $28.5 million of the Company's revenue from continuing operations was derived from the Company's operations outside the United States. Accordingly, exposure exists to potentially adverse movements in foreign currency rates. No foreign exchange forward contracts to hedge the risk of change in foreign currency exchange rates were entered into during 2005 and 2004. The Company used a foreign exchange forward contract with regard to the Canadian dollar in 2003.

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

Interest Rate Sensitivity

The effective interest rate payable on the Company's borrowings is influenced by the Company's operating performance and degree of leverage, LIBOR, as well as by actions of the Federal Reserve Bank Board in establishing from time to time the Federal Funds Interest Rate that underlies the cost of funds borrowed by the Company. In 2005 as in 2004, in response to improved economic conditions and inflationary tendencies, the Federal Reserve took several actions to increase interest rates. This, along with similar actions of other central banks, led to a rise in LIBOR. As a result the effective interest rate that the Company paid on its borrowings under its revolving and term secured credit facility increased in 2005. This, coupled with the Company's separate borrowings under the terms of a higher rate subordinated debt in October 2005, contributed to a corresponding increase in the Company's interest expense. To the extent that the Federal Funds Interest Rate and LIBOR continue to rise in the future, the effective interest rate on Company's revolving and term secured facility will increase, and the Company's interest expense will increase accordingly if borrowing levels remain constant. Based on the balance outstanding under the Company's secured credit facility at December 31, 2005, a 1% change in the effective interest rate would have changed interest expense by $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                               Page
                                                                                                              ------
Report of Independent Registered Public Accounting Firm......................................................    25

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004....................................    26

Consolidated Statements of Operations for the Years Ended December 31, 2005,
     December 31, 2004, and January 2, 2004..................................................................    27

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005,
     December 31, 2004, and January 2, 2004..................................................................    27

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2005,
     December 31, 2004, and January 2, 2004..................................................................    28

Consolidated Statements of Cash Flows for the Years Ended  December 31, 2005,
     December 31, 2004, and January 2, 2004..................................................................    29

Notes to Consolidated Financial Statements...................................................................    30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of TB Wood's Corporation:

We have audited the accompanying consolidated balance sheets of TB Wood's Corporation and subsidiaries ("the Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TB Wood's Corporation and subsidiaries as of December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited schedule II for each of the three years in the period ended December 31, 2005. In our opinion, this schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

Grant Thornton LLP

Baltimore, Maryland
March 9, 2006.

                     TB WOOD'S CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


(in thousands, except per share and share amounts)                                   2005                2004
---------------------------------------------------------                       ---------------     ---------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                         $    3,419          $      556
   Accounts receivable, less allowances of $495 and $880                                                     13,353
                                                                                         14,827
   Inventories at current costs                                                          21,620              26,500
    less LIFO reserve                                                                    (6,041)             (6,082)
                                                                                ---------------     ---------------
                                                                                         15,579              20,418
    Other Current Assets                                                                  3,061               3,742
                                                                                ---------------     ---------------
          Total Current Assets                                                           36,886              38,069
Property, Plant, and Equipment:
   Machinery and equipment                                                               60,732              60,445
   Land, buildings, and improvements                                                     19,684              21,680
                                                                                ---------------     ---------------
                                                                                         80,416              82,125
   Less accumulated depreciation                                                         57,361              57,666
                                                                                ---------------     ---------------
           Total Property, Plant and Equipment                                           23,055              24,459
                                                                                ---------------     ---------------
Other Assets:
   Goodwill                                                                               5,676               5,902
   Loan issue costs, net of amortization                                                  1,564                 316
     Other                                                                                  572                 624
                                                                                ---------------     ---------------
          Total Other Assets                                                              7,812               6,842
                                                                                ---------------     ---------------
                                                                                       $ 67,753            $ 69,370
                                                                                ===============     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                       8,465               7,803
   Accrued expenses                                                                       6,996               6,343
   Current maturities of long-term debt                                                   4,138               7,605
   Deferred income taxes                                                                    716                 134
                                                                                ---------------    ----------------
         Total current liabilities                                                       20,315              21,885

Long-term debt, less current maturities                                                  25,829              16,708
Postretirement benefit obligation, less current portion                                      --                 235
Deferred income taxes                                                                        91                 807
Commitments and contingencies (Note 8)                                                       --                  --

Shareholders' Equity:
   Preferred stock, $.01 par value; 100 shares authorized; no shares issued                  --                  --
   Common stock, $.01 par value; 10,000,000 shares authorized; 5,639,798 issued;
      and 3,703,386 and 5,172,690 outstanding at December 31, 2005
      and December 31, 2004                                                                  57                  57
   Additional paid-in capital                                                            28,153              27,095
   Retained earnings                                                                      9,216               6,943
   Accumulated other comprehensive (loss) income                                           (151)                158
   Treasury  stock at cost;  1,936,412 and 467,108 shares at December 31, 2005
      and December 31, 2004                                                             (15,757)             (4,518)
                                                                                ---------------    ----------------
      Total shareholders' equity                                                         21,518              29,735
                                                                                ---------------    ----------------
                                                                                       $ 67,753            $ 69,370
                                                                                ===============    ================


The accompanying notes are an integral part of these consolidated financial statements.

                     TB WOOD'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands, except per share amounts)                                       2005          2004           2003
------------------------------------------------------------                -----------   -----------    -----------
Net sales                                                                      $110,897      $101,515        $96,415
Cost of sales                                                                    77,192        73,792         67,018
                                                                            -----------   -----------    -----------
   Gross profit                                                                  33,705        27,723         29,397
Selling, general, and administrative expenses                                    27,717        28,371         28,635
Gain on termination of post-retirement benefit plan (Note 7)                         --         9,258             --
                                                                            -----------   -----------    -----------
   Operating income                                                               5,988         8,610            762
Other income (expense):
   Interest and other finance costs                                              (2,319)       (1,585)          (952)
   Other, net                                                                        --            --            148
                                                                            -----------   -----------    -----------
   Other (expense), net                                                          (2,319)       (1,585)          (804)
                                                                            -----------   -----------    -----------

Income (loss) before income taxes                                                 3,669           7,025          (42)
Income taxes                                                                      1,289         2,407            318
                                                                            -----------   -----------    -----------
Net income (loss)                                                              $  2,380      $  4,618       $   (360)
                                                                            ===========   ===========    ===========

INCOME (LOSS) PER SHARE OF  COMMON STOCK
Basic:
 Net income (loss)                                                                $0.48         $0.89         $(0.07)
                                                                            ===========   ===========    ===========
 Weighted average shares of common stock and equivalents                          4,933         5,164          5,180
                                                                            ===========   ===========    ===========

Diluted:
 Net income (loss)                                                                $0.48         $0.89         $(0.07)
                                                                            ===========   ===========    ===========
 Weighted average shares of common stock and equivalents                          4,961         5,166          5,180
                                                                            ===========   ===========    ===========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



(in thousands)                                                                2005           2004            2003
----------------------------------------                                    ----------    -----------    -----------
Net income (loss)                                                              $ 2,380       $  4,618    $      (360)
Other comprehensive income:
Foreign currency translation adjustment                                           (309)           768          1,601
----------------------------------------                                    ----------    -----------    -----------
Comprehensive income                                                           $ 2,071       $  5,386     $    1,241
                                                                            ==========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     TB WOOD'S CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                              Accumulated
                                                                        Additional               Other
                                                  Common      Common     Paid-In    Retained  Comprehensive    Treasury
(in thousands, except share amounts)              Shares       Stock     Capital    Earnings  Income (Loss)    Stock
---------------------------------------        -----------   --------   ---------   --------- -------------   ---------
Balance at December 27, 2002                     5,240,869        $57     $26,726      $6,029     $ (2,211)     $(4,188)
                                                                                                                     --
Net (loss)                                              --         --          --        (360)          --           --
Stock issued for employee benefit plans             19,133         --           2         (34)          --          143
Dividends declared                                      --         --          --      (1,871)          --           --
Treasury stock purchases                          (106,449)        --          --          --           --         (658)
Stock options granted                                   --         --         182          --           --           --
Foreign currency translation adjustment                 --         --          --          --        1,601           --
                                              ------------ ---------- ----------- ----------- ------------- -----------

Balance at December January 2, 2004              5,153,553         57      26,910       3,764         (610)      (4,703)

Net (loss)                                              --         --          --       4,618           --           --
Stock issued for employee benefit plans             19,137         --          --         (46)          --          185
Dividends declared                                      --         --          --      (1,393)          --           --
Stock options granted                                   --         --         185          --           --           --
Foreign currency translation adjustment                 --         --          --          --          768           --
                                             ------------- ---------- ----------- ----------- ------------- -----------

Balance at December 31, 2004                     5,172,690         57      27,095       6,943          158       (4,518)

Net income                                              --         --          --       2,380           --           --
Stock issued for employee benefit plans             30,696         --          --        (107)          --          293
Dividends declared                                      --         --          --          --           --           --
Treasury Stock purchases                        (1,500,000)        --          --          --           --      (11,532)
Stock options granted                                              --         303          --           --
Warrants issued                                         --         --         755          --           --           --
Foreign currency translation adjustment                 --         --          --          --         (309)          --
                                             ------------- ---------- ----------- ----------- ------------- -----------
Balance at December 31, 2005                     3,703,386         $57    $28,153      $9,216     $   (151)    $(15,757)
                                             ============= ========== =========== =========== ============= ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     TB WOOD'S CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                            2005             2004             2003
-------------------------------------------------------------------- ---------------- ---------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $   2,380        $   4,618          $  (360)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                            4,765            5,423            5,840
   Change in deferred income taxes                                           (228)           1,755            1,483
   Stock options and employee stock benefit expense                           429              270              242
   Gain on termination of post-retirement plan                               (270)          (9,258)               -
   Other, net                                                                (247)             (10)              46
   Changes in operating assets and liabilities:
      Accounts receivable                                                  (1,474)             714              152
      Inventories                                                           4,839            1,216           (1,677)
      Other current assets                                                    681             (152)            (789)
      Accounts payable                                                        662              634           (1,250)
      Accrued and other liabilities                                           748           (1,010)          (1,098)
                                                                    -------------    -------------     ------------
Net cash provided by operating activities                                  12,285            4,200            2,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                       (3,062)          (2,009)          (2,227)
Proceeds from sales of fixed assets                                           428               69              182
Other, net                                                                    137             (803)            (847)
                                                                    -------------    -------------     ------------
   Net cash used in investing activities                                   (2,497)          (2,743)          (2,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities                                 111,551           37,739           45,270
Repayments of revolving credit facilities                                (128,794)         (38,870)         (44,157)
Proceeds from term loans                                                   12,200               33              584
Repayments of term loans                                                   (4,395)             (14)             (72)
Proceeds from subordinated debt and detachable warrants, net of
   issue costs                                                             14,260               --               --
Payment of dividends                                                            -           (1,393)          (1,871)
Treasury Stock (Purchased) Issued, net                                    (11,532)              55             (606)
                                                                    -------------    -------------     ------------
   Net cash used in financing activities                                   (6,710)          (2,450)            (852)

Effect of changes in foreign exchange rates                                  (215)             768            1,601
                                                                    -------------    -------------     ------------
Increase (decrease) in cash and cash equivalents                            2,863             (225)             446
Cash and cash equivalents at beginning of year                                556              781              335
                                                                    -------------    -------------     ------------
Cash and cash equivalents at end of year                              $     3,419     $        556        $     781
                                                                    =============    =============     ============
Income taxes paid (refunded), net                                    $        245     $          22       $    (225)
                                                                    =============    =============     ============
Interest paid during the year                                         $     2,466      $     1,564       $     983
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

                     TB WOOD'S CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

TB Wood's Corporation and subsidiaries (collectively "TB Wood's" or the "Company") is an established designer, manufacturer, and marketer of electronic and mechanical industrial power transmission products that are sold to distributors, domestic and international Original Equipment Manufacturers ("OEMs"), and end users of industrial equipment. Principal products of the Company include electronic drives, integrated electronic drive systems, mechanical belted drives, and flexible couplings. The Company has operations in the United States, Canada, Mexico, Germany, Italy and India. The accompanying consolidated financial statements include the accounts of TB Wood's Corporation, its wholly owned subsidiaries, and its majority-owned joint venture. All inter-company accounts and transactions have been eliminated in consolidation.

Prior to fiscal year 2005, the Company's 52/53-week fiscal year ended on the Friday closest to the last day of December. Effective in 2005, the Company changed to a calendar fiscal year ending on December 31. Fiscal years ended on December 31, 2005 and 2004 were 52 week fiscal years, and the fiscal year ended January 2, 2004 was a 53 week fiscal year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less, and all bond instruments which are readily convertible to known amounts of cash, to be cash equivalents. Cash equivalents of $1,110 and $401 were held in foreign bank accounts of our subsidiaries and joint venture as at December 31, 2005 and 2004 respectively.

ACCOUNTS RECEIVABLE

The majority of the Company's accounts receivable are due from selected authorized industrial distributors who resell the Company's products to OEMs and end users for replacement parts. Accounts receivable potentially subject the Company to concentrations of credit risk. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from the customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowances considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole. The Company believes that its allowance for doubtful accounts is adequate to cover any potential losses on its credit risk exposure. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowances for doubtful accounts.

INVENTORIES

Inventories located in the United States are stated at the lower of current cost or market, principally using the last-in, first-out ("LIFO") method. Inventories for foreign operations are stated at the lower of cost or market using the first-in, first-out ("FIFO") method. Market is defined as net realizable value. Cost includes raw materials, direct labor, and manufacturing overhead. A summary of inventories at December 31, 2005 and 2004 follows:

                                                                                  2005               2004
                                                                              -------------      -------------
Finished goods                                                                      $11,159            $14,296
Work in process                                                                       3,452              3,714
Raw materials                                                                         7,009              8,490
                                                                              -------------      -------------
                                                                                     21,620             26,500
less LIFO reserve                                                                    (6,041)            (6,082)
                                                                              -------------      -------------
Total                                                                               $15,579            $20,418
                                                                              =============      =============

Approximately 71% and 74% of total inventories at December 31, 2005 and 2004, respectively, were valued using the LIFO method. In the year ended December 31, 2005, the LIFO reserve decreased by ($41), which decreased the Cost of Goods Sold by the same amount. In the year ended December 31, 2004 the LIFO reserve increased by $749 which increased the Cost of Goods Sold by the same amount.

The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. The Company depreciates its property, plant, and equipment, including any equipment acquired under the terms of capital leases, principally using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements to property, plant and equipment that extend the useful life of the assets are capitalized while maintenance and repair costs are charged to expense as incurred. The depreciable lives of the major classes of property, plant and equipment are summarized as follows:

        Asset Type                            Lives
---------------------------         -------------------------
Machinery and equipment                   3 - 15 years
Buildings and improvements               10 - 40 years

LONG-LIVED ASSETS, INCLUDING GOODWILL

Goodwill and other intangible assets deemed to have an indefinite life are subject to an annual impairment test to determine if any adjustment for diminution in value is necessary. The Company conducts its impairment tests by reviewing whether events or changes in circumstances have occurred that could indicate that the carrying amount of an asset may not be recoverable and the value of its long-lived assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the expected future net cash flows generated by the assets. If the assets are considered to be impaired, the impairment is recognized by the amount by which the carrying amount of the asset exceeds its fair value. A reconciliation of the Goodwill account is as follows:

                                                    Mechanical    Electronics      Total
                                                  -------------- -------------  -------------
Goodwill, balance at December 27, 2002                    $3,389        $1,783         $5,172
    Addition due to earn out payment                         114            --            114
    Change due to foreign currency translation                --           368           368
                                                  -------------- -------------  -------------
Goodwill, balance at January 2, 2004                       3,503          2,151         5,654
    Addition due to earn out payment                          94             --            94
    Adjustment for impairment                                 --            (24)          (24)
    Change due to foreign currency translation                --            178           178
                                                  -------------- -------------  -------------
Goodwill, balance at December 31, 2004                    $3,597         $2,305        $5,902
     Addition due to earn out payment                         67             --            67
      Change due to foreign currency translation              --           (293)         (293)
                                                  -------------- -------------  -------------
Goodwill balance at December 31, 2005                     $3,664         $2,012        $5,676
                                                  ============== ============== =============

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The Company establishes allowances to cover anticipated doubtful accounts, sales discounts, product warranty, and returns based upon historical experience. Shipping and handling costs charged to customers are included as a component of net sales. Shipping and handling costs incurred in the delivery of products to customers were $6,402, $6,747 and $5,907 for fiscal 2005, 2004 and 2003, respectively, and are included as a component of selling, general and administrative expenses.

MAJOR CUSTOMERS

The Company's five largest customers accounted for approximately 32%, 33%, and 35% of net sales for fiscal years 2005, 2004, and 2003, respectively. Of these customers, one accounted for approximately 18%, 15%, and 18% of net sales for 2005, 2004, and 2003, respectively. The loss of one or more of these customers could have an adverse effect on the Company's performance and operations. Foreign and export sales accounted for 26%, 27%, and 29% of total sales in fiscal years 2005, 2004, and 2003, respectively.

PRODUCT WARRANTY

In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods. Warranty reserve and allowance for product returns are established based upon management's best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

SELF-INSURANCE

Beginning in fiscal 2001, the Company's workers' compensation insurance policies have the potential for retrospective premium adjustments based upon actual claims incurred. Insurance administrators assist the Company in estimating the fully developed workers' compensation liability insurance reserves that are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims. At December 31, 2005, the Company's bank had issued letters of credit totaling $1,532 to cover incurred but unpaid claims and other costs related to its workers' compensation liability.

POST RETIREMENT BENEFITS OBLIGATIONS

Prior to terminating is post-retirement benefits for healthcare and life insurance, the Company, in consultation with an actuarial firm specializing in the valuation of postretirement benefit obligations, selected certain actuarial assumptions to base the actuarial valuation of the Company's post retirement benefit obligation, such as the discount rate (interest rate used to determine present value of obligations payable in the future), initial health care cost trend rate, the ultimate care cost trend rate, and mortality tables to determine the expected future mortality of plan participants. As a result of actions to terminate its post-retirement benefit plans, the Company does not expect that any future costs or cash contributions related to post-retirement benefits for retirees or former employees to be material

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" and SFAS No. 130, "Reporting Comprehensive Income." Translation adjustments are included in other comprehensive income. All balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the current exchange rate at the balance sheet date. Statement of operations items are translated at the average foreign currency exchange rates. The resulting foreign currency translation adjustment is recorded in accumulated other comprehensive income
(loss). The Company has no other components of comprehensive income (loss). Gains and losses from foreign currency transactions are included in the consolidated statements of income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, and accounts payable, approximate carrying value due to the short-term maturity of the instruments. The fair value of secured short-term and long-term debt amounts approximate their carrying value and are based on their effective interest rates compared to current market rates. The Company's unsecured subordinated term-debt carries a fixed stated rate. Adjusted for changes in the interest rate for 5-year U.S. Treasury Bill from the time that the stated rate was determined to December 31, 2005, the current fair value of such securities would be reduced by $0.2 million.

RESEARCH AND DEVELOPMENT COST

Research and development costs consist substantially of projects related to new product development within the electronics business and are expensed as incurred. Total research and development costs were $3,090 in 2005, $3,150 in 2004, and $3,381 in 2003.

STOCK BASED COMPENSATION

The Company adopted Financial Accounting Standards Board (FASB) Statement of Accounting Standard (SFAS) No. 123 as amended by SFAS No. 148, as of December 28, 2002 (beginning of fiscal 2003) to account for stock-based compensation cost using the fair value method. The Company selected the modified prospective method of accounting for this cost, and uses the Black-Scholes option-pricing model to calculate the fair value of its stock-based compensation plan.

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

NET INCOME PER SHARE

Basic Earnings Per Share ("EPS") is computed by dividing net income (loss) by weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic EPS. Diluted EPS is computed by dividing net income (loss) by weighted average shares and common equivalent shares outstanding. The computation of weighted average shares outstanding for fiscal years 2005, 2004 and 2003 is as follows:

                                                                          2005          2004         2003
                                                                      -----------   -----------  -----------
Common shares outstanding for basic EPS                                     4,933         5,164       5,180
Shares issued upon assumed exercise of outstanding
 stock options and warrants                                                    28             2          --
                                                                      -----------   -----------  -----------
Weighted average number of common and common
 equivalent shares outstanding for diluted EPS                              4,961         5,166        5,180
                                                                      ===========   ============ ============

Outstanding options of 649,418, 675,928 and 874,050 shares for fiscal 2005, 2004 and 2003, respectively, are excluded from the calculation of weighted average shares outstanding because they are anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Accounting Standards No. 123 (revised 2004) "Share-Based Payment", a revision of FASB Statement No. 123 "Accounting for Stock Based Compensation" which the Company adopted in the third quarter of 2005. This statement did not have any significant effect on the Company's 2005 financial statements as the Company had previously adopted FASB Statement No. 123 to account for stock-based compensation cost using the fair value method in 2003. As the Company has already adopted FASB Statement No. 123 the only effects of the revised Statement No. 123 upon the Company are expanded disclosure related to its stock based compensation plan.

In November 2004, the FASB issued Statement of Accounting Standards No. 151 "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) which the Company is required to adopt for the fiscal year ending December 31, 2006. The Statement introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based upon the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. The Company does not expect this statement to have any significant effect upon its 2006 consolidated financial statements based on current operating and product demand levels.

3. OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

Components of other current assets at December 31, 2005 and 2004 were as follows:

                                                                                    2005             2004
                                                                                --------------   -------------
Refundable foreign value added tax                                                      $  970       $   1,606
Maintenance and repair supplies                                                            597             572
Prepaid insurance and deposits                                                             505             236
Prepaid expenses and other                                                                 989           1,328
                                                                                --------------   -------------
Total                                                                                  $ 3,061         $ 3,742
                                                                                ==============   =============

Components of accrued expenses at December 31, 2005 and 2004 were as follows:

                                                                                    2005             2004
                                                                                --------------   -------------
Accrued payroll and other compensation                                                  $2,339         $ 2,468
Accrued income taxes                                                                     1,672             886
Accrued workers' compensation                                                              195             286
Accrued customer rebates                                                                 1,116             851
Accrued warranty reserves                                                                  564             478
Accrued professional fees                                                                  270             574
Other accrued liabilities                                                                  840             800
                                                                                --------------   -------------
Total                                                                                   $6,996          $6,343
                                                                                ==============   =============

4. DEBT

Debt obligations at December 31, 2005 and December 31, 2004 were as follows:

                                                                                    2005             2004
                                                                                --------------   -------------
Revolving line of credit--secured                                                       $1,035        $ 18,200
Term Loans--secured                                                                      8,805              --
Industrial revenue bonds--secured                                                        5,290           5,290
Other revolving and term loans, principally with foreign banks                             586             823
Senior Subordinated Notes, net of unamortized discount--unsecured                       14,251              --
                                                                                --------------   -------------
                                                                                        29,967          24,313
Less current maturities                                                                 (4,138)         (7,605)
                                                                                --------------   -------------
                                                                                       $25,829         $16,708
                                                                                ==============   =============

At December 31, 2005 current and long-term debt totaled approximately $30.0 million, compared to $24.3 million at December 31, 2004, and was comprised of $1.0 million and $8.8 million in revolving and term debt, respectively, under a senior secured credit facility; $5.3 million in tax-exempt revenue bonds; and $0.6 million of principally foreign revolving and term credits, together with $14.3 million of unsecured subordinated term debt. The Company's effective borrowing rates at December 31, 2005 and 2004 for its long-term obligations were approximately 9.49% and 4.58% respectively.

On January 7, 2005, the Company entered into a new senior secured loan and security agreement (the "Loan Agreement") that provided for up to an $18.3 million revolving line of credit and two term loans totaling $13.0 million (Term Loan A--$10.0 million and Term Loan B--$3.0 million). The proceeds were used to retire amounts outstanding under the Company's outstanding revolving line of credit as well as to fund existing letters of credit that support $5.3 million of industrial revenue bonds and certain obligations under various self-insured workers compensation insurance policies. The borrowings under the Loan Agreement are secured by substantially all of the Company's domestic assets and pledges of 65% of the outstanding stock of the Company's Canadian, German and Mexican subsidiaries. The Loan Agreement was amended on July 29, 2005 to extend the term for an additional two years through April 2009 and permit the Company to borrow up to $15.0 million to fund the purchase of up to 1.5 million shares of outstanding common stock and repay Term Loan B, the outstanding balance of which was approximately $2.0 million.

All borrowings under the Loan Agreement bear variable interest of a margin plus LIBOR or U.S. Prime Rate, and the remaining Term Loan A is repayable in monthly principal installments totaling $0.13 million. The average borrowing rates for the Company's short-term borrowings under the senior secured credit arrangement at December 31, 2005 and 2004 were 7.97% and 5.38% respectively. Based on the 2005 operating results, the interest rates for both the revolving and term loans are expected to be reduced by 50 basis points beginning in the second quarter of 2006. At December 31, 2005 the Company had remaining borrowing capacity of $9.3 million. Had the Loan Agreement been in place at December 31, 2004, the unused borrowing capacity available to the Company would have been approximately $2.4 million.

The Loan Agreement contains restrictive financial covenants that require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, having a minimum earnings before interest, taxes and depreciation and amortization ("EBITDA"), and meeting certain specified leverage and operating ratios, all as defined in the Loan Agreement. The Loan Agreement also contains other restrictive covenants that restrict outside investments, capital expenditures, and dividends. While the Company was in compliance with the debt covenants at December 31, 2005, the limitation on dividends is such that the first quarter dividend for 2006 would be the earliest dividend that could be declared.

The Company previously borrowed approximately $3.0 million and $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (3.49% at December 31, 2005) and mature in April 2024 and April 2022. The bonds were issued to finance production facilities for the Company's manufacturing operations located in those cities, and are secured by letters of credit issued under the terms of the Company's senior secured borrowing agreement.

On October 20, 2005 the Company entered into a Securities Purchase Agreement in exchange for the issuance of $15.0 million of senior subordinated notes valued at $14.24 million and detachable warrants, valued at $0.76 million, to purchase 174,000 shares of the company's common stock. The senior subordinated notes have a stated rate of 12% (effective rate of 12.64%), are due on October 12, 2012, and contain customary financial covenants similar to, but less restrictive than the Company's senior secured bank indebtedness described above. The proceeds from the sale of the notes and detachable warrants were used to acquire 1.5 million shares of the Company's common stock at a purchase price of $11.25 million, repay approximately $2.0 million of term debt under the Company's senior secured borrowing agreement, pay $1.0 million of transaction costs related to the stock purchase and related financing transaction, with the balance providing additional working capital.

In addition to the above borrowing arrangements, $0.5 million at December 31, 2005 and $0.7 million at December 31, 2004 were outstanding under the terms of an unsecured revolving credit facility and a term loan, each borrowed by the Company's Italian subsidiary. Interest only was payable on the term loan during 2004, and principal repayments commenced beginning in 2005. The rates for these loans ranged from 1.3% to 3.2%.

Aggregate future maturities of debt as of December 31, 2005 are as follows:

2006                                           $  4,138
2007                                              1,599
2008                                              1,600
2009                                              2,892
2010                                                 65
Thereafter                                       20,422
                                           ------------
                                                 30,716
Less: Unamortized discount                         (749)
                                           ------------
                                                $29,967
                                           ============


5. INCOME TAXES

The components of the income tax provision (benefit) for fiscal years 2005, 2004, and 2003 are shown below:

                                                               2005               2004               2003
                                                           --------------    --------------     --------------
Current:
 Federal and state                                          $       1,069        $      103         $   (1,209)
 Foreign                                                              448               549                 44
                                                           --------------    --------------     --------------
                                                                    1,517               652             (1,165)
Deferred income tax (benefit) provision                              (228)            1,755              1,483
                                                           --------------    --------------     --------------
Total provision for income taxes                             $      1,289        $    2,407         $      318
                                                           ==============    ==============     ==============

A reconciliation of the provision for income taxes on income before cumulative effect of change in accounting principle at the statutory federal income tax rate to the Company's tax provision as reported in the accompanying consolidated statements of operations is shown below:

                                                               2005               2004               2003
                                                           --------------    --------------     --------------
Federal statutory income tax (benefit) expense                  $   1,247        $    2,388          $     (14)
State income taxes, net of federal income tax benefit                (115)              211                 (2)
Foreign taxes, net of related credits                                 473               107                645
Research and development credits                                     (295)             (207)                --
Change in estimate with respect to federal and state
liabilities                                                          (140)             (143)              (311)
Other                                                                 119                51                 --
                                                           --------------    --------------     --------------
                                                                $   1,289        $    2,407         $      318
                                                           ==============    ==============     ==============

In 2005, 2004, and 2003 earnings (loss) before income taxes included $831, $952, and $(1,003), respectively, of earnings or losses generated by the Company's foreign operations. No federal or state income tax benefit or provision has been provided on the undistributed earnings of certain of these foreign operations, as the earnings will continue to be indefinitely reinvested. It is not practical to estimate the additional income taxes, including any foreign withholding taxes that might be payable with the eventual remittance of such earnings.

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

Under SFAS No. 109, deferred tax assets or liabilities at the end of each period are determined by applying the current tax rate to temporary difference between the financial reporting and income tax bases of assets and liabilities. The components of deferred income taxes at December 31, 2005 and 2004 are as follows:

                                                              2005               2004
                                                          -------------      -------------
Deferred income tax liabilities:
    Book basis in long-lived assets over tax basis              $  (839)           $(1,283)
    LIFO inventory basis difference                              (1,426)            (2,486)
    Other                                                           (17)                --
                                                          -------------      -------------
Total deferred income tax liabilities                            (2,282)            (3,769)
Deferred income tax assets:
    Accrued liabilities not currently deductible                    458                801
    Allowance for doubtful accounts and inventory
      reserves                                                      460                759
    Net operating loss and tax credit carryforwards                 557              1,189
    Other                                                            --                 79
                                                          -------------      -------------
Total deferred income tax assets                                  1,475              2,828
                                                          -------------      -------------
Net deferred income tax (liability)                             $  (807)           $  (941)
                                                          =============      ==============

As of December 31, 2005, the Company has net operating loss and foreign tax credit carryforwards totaling approximately $166, and $391, respectively. These credits expire beginning 2014 through 2025. The ability of the Company to benefit from the carryforwards is dependent on the Company's ability to generate sufficient taxable income prior to the expiration dates.

6.  SHAREHOLDERS' EQUITY

The table below summaries the transactions in the Company's Common Stock held in the treasury in numbers of shares during fiscal 2005 and 2004.

                                                              2005               2004
                                                          -------------      -------------
Balance at beginning of year, number of shares                  467,108            486,245
Purchases during the year                                     1,500,000                 --
Transfers to 401(k) Profit Sharing Plan                         (18,673)           (10,290)
Transfers to Employee Stock Purchase Plan                       (12,023)            (8,847)
                                                          -------------       -------------
Balance at end of year, number of shares                      1,936,412            467,108
                                                          =============       =============

On October 20, 2005, Company accepted for payment 1,500,000 shares of its Common Stock, at a price of $7.50 per share, pursuant to its "Dutch Auction" self-tender offer. As a result of the completion of the self-tender offer, the Company had 3,700,647 shares of common stock issued and outstanding. The shares of common stock accepted for purchased represent approximately 28.84% of TB Wood's 5,200,647 shares of common stock issued and outstanding as of October 20, 2005. The total share purchase price was $11.25 million, together with $0.28 million of transaction cost, and was funded through the issuance of 12% senior subordinated notes in the amount of $15.0 million and detachable warrants to purchase 174,000 shares of the Company's common stock, valued at $0.76 million.

7. BENEFIT PLANS

COMPENSATION PLANS

The Company maintains a discretionary compensation plan for certain salaried employees that provides for incentive awards based on certain levels of earnings, as defined. In 2005, the Company accrued $0.35 million for such incentives, which were paid in 2006. No amounts were accrued under the plan in fiscal years 2004 and 2003.

PROFIT-SHARING PLANS

The Company maintains a defined contribution 401(k) profit-sharing plan covering substantially all United States employees. Under this plan, the Company, on a discretionary basis, matches a specified percentage of each eligible employee's contribution and, at the election of the employee, the matching contribution may be in the form of either cash, shares of the Company's common stock, or a combination thereof. The Company contributed cash of approximately $448, $302, and $207 for fiscal years 2005, 2004 and 2003, respectively, and contributed 18,673 shares of common stock held in treasury in 2005, 10,290 shares in 2004, and 7,887 shares in 2003. During portions of 2003 and 2002, the Company suspended the matching portion. In addition, the Company has a noncontributory profit-sharing plan covering its Canadian employees for which $28, $24, and $23 was charged to expense for fiscal years 2005, 2004, and 2003, respectively.

EMPLOYEE STOCK PURCHASE PLAN

The Company's Employee Stock Purchase Plan ("ESPP") enables employees of the Company to subscribe for shares of common stock on quarterly offering dates, at a purchase price which is the lesser of 85% of the fair value of the shares on either the first or last day of the quarterly period. Pursuant to the ESPP, 12,023 shares were issued to employees during 2005, 8,847 during 2004, and 11,246 during 2003. Employee contributions to the ESPP were $59, $55, and $50 for fiscal years 2005, 2004 and 2003, respectively. As of December 31, 2005, 406,389 shares remain available for future issuance.

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

The Committee may grant stock options and shares of common stock in the form of either deferred stock or restricted stock, as defined in the Plan. Options granted under the Plan may be either incentive stock options ("ISOs") or nonqualified stock options. ISOs are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Unless an option is specifically designated at the time of the grant as an ISO, options under the Plan will be nonqualified. The Committee determines the exercise price of the options. The maximum term of an option granted under the Plan shall not exceed ten years from the date of grant or, in the case of an ISO, five years from the date of grant if the recipient on the date of grant owns directly, or indirectly, shares possessing more than 10% of the total combined voting power of all classes of stock of the Company. No option may be exercisable sooner than six months from the date the option is granted. Stock option activity for the fiscal years 2005, 2004 and 2003 is as follows:

                                                                           Number of shares     Weighted average
                                                                           subject to option     exercise price
                                                                          ------------------    ----------------
Options outstanding at December 27, 2002                                             783,000              $13.25
    Granted                                                                          197,550                8.62
    Canceled                                                                        (106,500)              22.73
    Exercised                                                                             --                  --
                                                                          ------------------    ----------------
Options outstanding at January 2, 2004                                               874,050               11.73
    Granted                                                                          187,800                9.75
    Canceled                                                                        (383,399)              11.91
    Exercised                                                                             --                  --
                                                                          ------------------    ----------------
Options outstanding at December 31, 2004                                             678,451               11.08
    Granted                                                                          184,000                7.08
    Canceled                                                                        (197,000               12.82
    Exercised                                                                             --                  --
                                                                          ------------------    ----------------
Options outstanding at December 31, 2005                                             665,451              $ 9.46
                                                                          ==================    ================

In January 2006, the Company awarded additional options for 87,000 shares at a weighted exercise price of $8.88 per share.

The following table sets forth the range of exercise price, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant dates as of December 31, 2005.

              Options Outstanding                                        Options Exercisable
--------------------------------------------------------    ----------------------------------------------
                                              Weighted           Weighted                       Weighted
     Range of                Number of         average            average         Number of      average
  exercise price              shares        exercise price    contractual life     shares     exercise price
------------------          -----------    --------------    ----------------   ----------   --------------
$ 4.80 -    $ 7.50              158,217            $ 6.18          10.0 years       16,034           $ 6.21
$ 7.51 -    $ 9.00              182,550            $ 8.23          10.0 years      104,214           $ 8.19
$ 9.01 -    $11.00              113,183            $ 9.46          7.88 years       48,818           $ 9.38
$11.01 -    $13.00              159,351            $12.11          6.80 years      136,519           $12.14
$13.01  -   $21.00               52,150            $15.68          10.0 years       35,816           $16.87
                            -----------                                         ----------
Total Options Outstanding       665,451            $ 9.46          8.03 years      341,401           $10.76
                            ===========                                         ==========

Following the fair value method to account for stock-based compensation cost, the Company employs the modified prospective method of accounting to calculate the fair value of its stock-based compensation plan, applying the following weighted-average assumptions to the Black-Scholes option-pricing model for grants in 2005, 2004, and 2003:

                                                              2005             2004             2003
                                                       ------------------ ---------------- ----------------
Risk free interest rate                                        4.50%           4.40%            4.25%
Expected lives                                               10 years      5 & 10 years      5 & 10 years
Expected volatility                                           28.8%           30.3%             28.8%
Dividend yield                                                 0.0%            4.3%              5.1%

The fair value, net of tax, of options granted in 2005, 2004 and 2003 using the Black-Scholes method was $313, $211, and $219, respectively, which is being recognized as expense ratably over the three year vesting period of the options.

POSTRETIREMENT BENEFITS

As of December 31, 2005, the Company has terminated all of its post-retirement benefit programs. In the second quarter of 2005, the Company announced to employees that it was discontinuing its sponsorship of an unfunded defined benefit post employment group term life insurance plan that provided life insurance coverage for active employees and retirees. As a result the company recognized a non-recurring gain of $270 in the second quarter from the termination of this program, which was recorded as a reduction of selling, general and administrative expense.

In 2004 the Company continued to take steps to maintain spending for healthcare benefits at affordable levels. In order to achieve this, the Company terminated its post-retirement healthcare benefit program, as communicated to retirees in the fourth quarter of 2004. As a result, the Company recognized a pre-tax gain aggregating $9.26 million, equivalent to the reduction in the accumulated plan benefit obligation together with the recognition of unrecognized prior service benefits and actuarial net gains arising from similar actions taken in previous years. This item is presented as a non-recurring gain in the Company's income statement for the year ended December 31, 2004. The Company also recorded $3.61 million deferred tax expense arising from the reduction of a previously recognized deferred tax asset associated with these benefits, resulting in a $1.09 increase in earnings per share in 2004 associated with the termination gain. Prior to the termination of the aforementioned benefit plan and resulting non-recurring gain, selling, general and administrative expenses included a net credit reducing such costs principally relating to the amortization of actuarial gains and deferred credits arising during the operation of the benefit plan in the amounts of $0.78 million and $0.49 million in 2004 and 2003, respectively.

At December 31, 2004, the total obligation for all post-retirement benefits was $0.39 million, relating principally to life insurance program that was terminated in 2005. At December 31, 2005, remaining commitments for any post-employment obligations are immaterial, and relate principally to commitments under certain severance obligations.

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

OPERATING LEASE COMMITMENTS

The Company leases warehouse and office space, office equipment, and other items under non-cancelable operating leases. The expense for non-cancelable operating leases was approximately $1,289, $1,304, and $1,239 for fiscal 2005, 2004 and 2003, respectively. At December 31, 2005 future minimum lease payments under non-cancelable operating leases are as follows:

2006                                                  $ 1,225
2007                                                    1,062
2008                                                      789
2009                                                      578
2010                                                      579
2011 and thereafter                                     1,537
                                                 ------------
                                                      $ 5,770
                                                 ============

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

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

The Company's reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies, and market strategies. The following table summarizes revenues, operating income, depreciation and amortization, total assets, and expenditures for long-lived assets by business segment for fiscal 2005, 2004, and 2003:

                                                                       2005              2004             2003
                                                                   -----------        -----------      -----------
SALES
  Mechanical Business                                                $  72,361          $  63,732        $  58,343
  Electronics Business                                                  38,536             37,783           38,072
                                                                   -----------        -----------      -----------
                                                                       110,897            101,515           96,415
                                                                   -----------        -----------      -----------
OPERATING INCOME (LOSS), EXCLUSIVE OF GAIN ON BENEFIT PLAN
TERMINATION
  Mechanical Business                                                    4,885                951            2,155
  Electronics Business                                                   1,103             (1,599)          (1,393)
                                                                   -----------        -----------      -----------
                                                                         5,988               (648)             762
                                                                   -----------        -----------      -----------
DEPRECIATION AND AMORTIZATION
  Mechanical Business                                                    2,578              2,884            2,940
  Electronics Business                                                   1,158              1,443            2,023
  Corporate (before divisional allocation)                               1,029              1,096              877
                                                                   -----------        -----------      -----------
                                                                         4,765              5,423            5,840
                                                                   -----------        -----------      -----------
ASSETS
   Mechanical Business                                                  42,097             43,541           44,241
   Electronics Business                                                 20,760             22,136           26,207
   Corporate                                                             4,896              3,693            5,959
                                                                   -----------        -----------      -----------
                                                                        67,753             69,370           76,407
                                                                   -----------        -----------      -----------
EXPENDITURES FOR LONG-LIVED ASSETS
   Mechanical Business                                                   1,002              1,652            1,114
   Electronics Business                                                  1,398                254              400
   Corporate                                                               662                103              713
                                                                   -----------        -----------      -----------
                                                                     $   3,062          $   2,009         $  2,227
                                                                   ===========        ===========      ===========

The following table reconciles segment profit to consolidated income before income taxes and extraordinary items:

                                                                       2005              2004             2003
                                                                   -----------        -----------      -----------
Total operating profit (loss) for reportable segments                 $  5,988            $  (648)         $   762
Interest expense, net                                                   (2,319)            (1,585)            (952)
Gain on benefit plan termination/other unallocated amounts                   -              9,258              148
                                                                   -----------        -----------      -----------
Income (loss) before income taxes                                      $ 3,669          $   7,025            $ (42)
                                                                   ===========        ===========      ===========

The following table reconciles segment assets to consolidated total assets as of December 31, 2005 and December 31, 2004:

                                                                  2005              2004
                                                              ------------       -----------
Total assets for reportable segments                             $  62,857         $  65,677
Corporate fixed assets                                               3,739             3,818
Deferred taxes                                                          --                --
Interdivision elimination                                            1,157              (125)
                                                              ------------       -----------
Consolidated total                                                $ 67,753          $ 69,370
                                                              ============       ===========

Information regarding the Company's domestic and foreign operations is as follows:

                                                                                    Long-Lived
                                                                   Net Sales          Assets
                                                                 ------------      ------------
2005
United States                                                         $82,402           $22,896
Canada                                                                 10,291               308
Germany                                                                 4,561             2,024
Italy                                                                   9,940               381
Mexico                                                                  2,803             3,084
India                                                                     900                38
                                                                 ------------      ------------
Consolidated                                                         $110,897           $28,731
                                                                 ============      ============
2004
United States                                                         $74,186           $23,670
Canada                                                                  8,937               328
Germany                                                                 4,627             2,320
Italy                                                                   9,980               674
Mexico                                                                  2,878             3,326
India                                                                     907                43
                                                                 ------------      ------------
Consolidated                                                         $101,515           $30,361
                                                                 ============      ============
2003
United States                                                       $  70,390           $27,525
Canada                                                                  8,235               322
Germany                                                                 5,084             2,139
Italy                                                                   9,257               840
Mexico                                                                  2,803             1,960
India                                                                     646                70
                                                                 ------------      ------------
Consolidated                                                          $96,415           $32,856
                                                                 ============      ============

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

2005                                             First              Second               Third              Fourth
                                               ---------           ---------           ---------           ---------
Sales                                            $27,711            $27,844              $27,673            $27,669
Gross Profit                                       8,153              8,276                8,254              9,022
Gross Profit %                                      29.4%              29.7%                29.8%              32.6%
Net income                                           372                497                  565                946
Basic and diluted net income per share            $ 0.07             $ 0.10                $0.11             $ 0.23
Dividends declared and paid per share                 --                 --                   --                 --

2004                                             First              Second               Third              Fourth
                                               ---------           ---------           ---------           ---------

Sales                                            $26,081            $25,459              $25,279            $24,696
Gross Profit                                       7,514              8,248                6,229              5,732
Gross Profit %                                      28.8%              32.4%                24.6%              23.2%
Net income (loss)                                    134                 95               (1,346)             5,735
Basic and diluted net income (loss) per
      share                                       $ 0.03             $ 0.02              $( 0.26)           $  1.11
Dividends declared and paid per share             $ 0.09             $ 0.09               $ 0.09            $    --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer evaluated the Company's disclosure controls and procedures as of December 31, 2005. This evaluation determined that the disclosure controls and procedures in place at the Company ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to the Principal Executive and Principal Financial Officers by others within the entities for the period ended December 31, 2005 to ensure disclosure on a timely basis in conformance with applicable rules and regulations. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item regarding directors and executive officers is set forth in the Company's Proxy Statement for the 2006 Annual Meeting in the Sections entitled "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is set forth in the Company's Proxy Statement for the 2006 Annual Meeting in the Section entitled "Executive Compensation and Report of the Compensation Committee" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is set forth in the Company's Proxy Statement for the 2006 Annual Meeting in the Section entitled "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is set forth in the Company's Proxy Statement for the 2006 Annual Meeting in the Section entitled "Executive Compensation and Report of the Compensation Committee" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is set forth in the Company's Proxy Statement for the 2006 Annual Meeting in the Section entitled "Ratification of Appointment of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

                                     PART IV

ITEM      15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

NUMBER    DESCRIPTION

(a)       The following documents are filed as a part of this report:

(1)       All financial statements;

          The consolidated financial statements of the Company and its subsidiaries on pages 26 through 39 hereof and the report thereon of Grant Thornton LLP appearing on page 25 hereof.

(2)       Financial Statement Schedule

          Schedule II for the fiscal year ended December 31, 2005 on page 48 hereof and the report thereon of Grant Thornton LLP appearing on page 25 hereof. All other schedules have been omitted because they are not applicable or are not required. All other required schedules are included in the Consolidated Financial Statements or notes therein.

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

10.34 First Amendment to Loan and Security Agreement, dated July 29, 2005, by and among Manufacturers and Traders Trust Company (Collateral and Funding Agent), PNC Bank, National Association (Administrative Agent), TB Wood's Incorporated, Plant Engineering Consultants, LLC, and TB Wood's Enterprises, Inc. (Borrowers), and TB Wood's Corporation and T.B. Wood's Canada, Ltd (Guarantors) (incorporated by reference to Schedule TO, dated August 9, 2005, Exhibit (b)(2))

10.35 Securities Purchase Agreement dated October 12, 2005 among TB Wood's Incorporated, a Pennsylvania corporation, Plant Engineering Consultants, LLC, a Tennessee limited liability company, and TB Wood's Enterprises, Inc., a Delaware corporation (as borrowers), AEA Mezzanine Funding LLC, a Delaware limited liability company, AEA Mezzanine Fund LP, a Delaware limited partnership, and AEA Mezzanine (Unleveraged) Fund LP, a Delaware limited partnership (as purchasers), the Company and T.B. Wood's Canada Ltd., an Ontario corporation (as Guarantors) (incorporated by reference to Amendment No. 4 to Schedule TO, dated October 12, 2005, Exhibit (b)(3))

10.36 12% Senior Subordinated Promissory Note, due October 11, 2012, between TB Wood's Incorporated, Plant Engineering Consultants, LLC and TB Wood's Enterprises, Inc. (as borrowers) and AEA Mezzanine Funding LLC (holder)

10.37 12% Senior Subordinated Promissory Note, due October 11, 2012, between TB Wood's Incorporated, Plant Engineering Consultants, LLC and TB Wood's Enterprises, Inc. (as borrowers) and AEA Mezzanine (Unleveraged) Fund LP (holder)

10.38 Common Stock Purchase Warrant, dated October 27, 2005, between TB Wood's Corporation and AEA Mezzanine Fund LP.

10.39 Common Stock Purchase Warrant, dated October 27, 2005, between TB Wood's Corporation and AEA Mezzanine (Unleveraged) Fund LP.

10.40     Guaranty, dated October 27, 2005, by TB Wood's Corporation

10.41 Registration Rights Agreement, dated October 27, 2005, between TB Wood's Corporation, AEA Mezzanine Fund LP and AEA Mezzanine (Unleveraged) Fund LP

10.42 Subordination and Intercreditor Agreement, dated October 12, 2005, between Manufacturers and Traders Trust Company, AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged) Fund LP and the Borrowers as defined therein.

21        Subsidiaries and Joint Venture of Registrant

23.1      Consent of Independent Public Accountants

31.1      Certification of Principal Executive Officer required by 13a-14(a)

31.2      Certification of Principal Financial Officer required by 13a-14(a)

32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chambersburg and Commonwealth of Pennsylvania, on March 24, 2006.

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

/s/ THOMAS C. FOLEY                       Chairman & Director                     March 24, 2006
-------------------------
Thomas C. Foley

/s/ WILLIAM T. FEJES, JR.                 President and CEO                       March 24, 2006
-------------------------
William T. Fejes, Jr.                     (Principal Executive Officer)

/s/ JAMES R. SWENSON                      Director                                March 24, 2006
-------------------------
James R. Swenson

/s/ RICK LAZIO                            Director                                March 24, 2006
-------------------------
Rick Lazio

/s/ FRANK D. OSBORN                       Director                                March 24, 2006
-------------------------
Frank D. Osborn

/s/MICHAEL R. ZIMMERMAN                   Director                                March 24, 2006
-------------------------
Michael  R. Zimmerman

/s/ JOSEPH C. HORVATH                     Chief Financial Officer                 March 24, 2006
-------------------------                 (Principal Financial Officer and
Joseph C. Horvath                         Principal Accounting Officer)

                     TB WOOD'S CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                Column A                    Column B             Column C              Column D       Column E
                                                                 Additions
                                                        ----------------------------
                                           Balance at     Charged to      Charged
                                            beginning     costs and      to other                    Balance at
               Description                  of period      expenses      accounts     Deductions    end of period
---------------------------------------    ----------     ----------     --------     ----------    -------------
Year ended January 2, 2004:
  Allowance for doubtful accounts                 509        $   644         $(25)          (140)        $    988
  Allowance for discounts and claims              136                                                         136
  Allowance for inventory obsolescence (1)      2,368           (155)          62           (620)           1,655
                                           ----------     ----------     --------     ----------    -------------
                                              $3,013            $489         $ 37          $(760)          $2,779
                                           ==========     ==========     ========     ==========    =============
Year ended December 31, 2004:
  Allowance for doubtful accounts                 988          $  89         $ (8)          (234)         $   835
  Allowance for discounts and claims              136            (91)                                          45
  Allowance for inventory obsolescence
  (1)                                           1,655            358           28           (203)           1,838
                                           ----------     ----------     --------     ----------    -------------
                                               $2,779         $  356         $ 20       $   (437)          $2,718
                                           ===========    ===========    ========     ==========    =============
Year ended December 31, 2005
  Allowance for doubtful accounts              $   835         $  143        $ 13           (541)        $   450
  Allowance for discounts and claims                45              -                         --              45
  Allowance for inventory obsolescence
                                                 1,838            576          (30)       (1,199)          1,185
                                            ----------     ----------     --------    ----------   -------------
                                                $2,718         $  719        $ (17)   $   (1,740)         $1,680
                                            ==========     ==========     ========    ==========   =============

(1) Beginning and end of period balances reported for 2003 have been adjusted to reflect a reclassification of a previously omitted reserve account.