Form 10-Q
period 2006-03-31
TB WOODS CORP
filed 2006-05-05
CIK 1000227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the quarterly period ended MARCH 31, 2006

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

          Securities registered pursuant to Section 12(b) of the Act:

 Title of each class            Name of each exchange on which registered
-----------------------        --------------------------------------------
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

Large accelerated filer [ ]   Accelerated filer  [ ]  Non-accelerated filer [X]

    Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]       No [X]


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                              April 25, 2006
--------------------------------------       ---------------------------------
Common Stock, $.01 par value per share             3,729,138 shares

                              TB WOOD'S CORPORATION
                                FORM 10-Q - INDEX
                                 MARCH 31, 2006

Part 1. - Financial Information                                        Page No.

Item 1.    Financial Statements (unaudited):

                 Condensed Consolidated Statements of
                    Operations - for the three months ended
                    March 31, 2006 and April 1, 2005                          4

                 Condensed Consolidated Balance Sheets -
                    March 31, 2006 and December 31, 2005                      5

                 Condensed Consolidated Statements of Cash
                    Flows - for the three months ended
                    March 31, 2006 and April 1, 2005                          6

                 Notes to Condensed Consolidated
                    Financial Statements                                      7

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  10

Item 3.   Quantitative and Qualitative Disclosures
              about Market Risk                                              15

Item 4.   Controls and Procedures                                            15

Part II - Other Information                                                  16

Item 6    Exhibits

Signatures                                                                   16


Exhibit 31.1 Certification pursuant to Section 302 of
                 the Sarbanes Oxley Act of 2002                              17
Exhibit 31.2 Certification pursuant to Section 302 of the
                 Sarbanes Oxley Act of 2002                                  18
Exhibit 32    Statement Pursuant to 18 U.S.C. Section 1350
                 as required by Section 906 of the
                 Sarbanes Oxley Act of 2002                                  19

PART 1. - FINANCIAL INFORMATION
Item 1 Financial Statements



                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                                            First Quarter Ended
                                                                                      --------------------------------
                                                                                         March 31,          April 1,
(in thousands, except per share amounts)                                                   2006               2005
                                                                                      ------------        ------------
Net sales                                                                             $     29,419        $     27,711
Cost of goods sold                                                                          20,315              19,558
                                                                                      ------------        ------------

Gross profit                                                                                 9,104               8,153

Selling, general and administrative expense                                                  7,301               6,860
                                                                                      ------------        ------------

Operating income                                                                             1,803               1,293

Interest expense and other finance charges                                                     845                 616
                                                                                      ------------        ------------

Income before provision for income taxes                                                       958                 677

Provision for income taxes                                                                     316                 305
                                                                                      ------------        ------------

Net income                                                                            $        642        $        372
                                                                                      ------------        ------------

PER SHARE AMOUNTS - BASIC AND DILUTED:

   Basic net income per common share                                                  $       0.17        $       0.07
                                                                                      ------------        ------------

   Diluted net income per common share                                                $       0.17        $       0.07
                                                                                      ------------        ------------

   Basic weighted average shares of common stock and equivalents outstanding                 3,714               5,177
                                                                                      ------------        ------------

   Diluted weighted average shares of common stock and equivalents outstanding               3,817               5,177
                                                                                      ------------        ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)



                                                                                      March 31,           December 31,
(in thousands, except per share amounts)                                                2006                  2005
                                                                                    -------------         -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                        $       1,436         $       3,419
   Accounts receivable less allowances of $521 at March 31, 2006
            and $495 at December 31, 2005                                                  17,181                14,827
   Inventories--Note 2                                                                     16,453                15,579
   Other current assets                                                                     3,265                 3,061
                                                                                    -------------         -------------
      Total current assets                                                                 38,335                36,886

Property, plant and equipment                                                              81,057                80,416
   Less accumulated depreciation                                                           58,216                57,361
                                                                                    -------------         -------------
       Net property, plant and equipment                                                   22,841                23,055
Other Assets:
   Goodwill                                                                                 5,711                 5,676
   Loan issue costs, net of amortization                                                    1,481                 1,564
  Deferred income taxes                                                                        15
   Other                                                                                      280                   572
                                                                                    -------------         -------------
      Total other assets                                                                    7,487                 7,812
                                                                                    -------------         -------------

TOTAL ASSETS                                                                        $      68,663         $      67,753
                                                                                    =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                                            $       6,090         $       4,138
    Accounts payable                                                                        7,420                 8,465
    Accrued expenses                                                                        6,415                 6,996
    Deferred income taxes                                                                     702                   716
                                                                                    -------------         -------------
        Total current liabilities                                                          20,627                20,315

Long-term debt, less current maturities                                                    25,558                25,829
Deferred income taxes                                                                                                91

Shareholders' Equity:
    Preferred stock, $.01 par value, 100 shares authorized; no shares issued
    Common stock, $.01 par value, 10,000,000 shares authorized; 5,639,798 issued;  3,724,082 and 3,703,386 outstanding at March 31, 2006 and
      December 31, 2005                                                                        57                    57
    Additional paid-in-capital                                                             28,259                28,153
    Retained earnings                                                                       9,785                 9,216
    Accumulated other comprehensive loss                                                      (35)                 (151)
    Treasury stock at cost                                                                (15,588)              (15,757)
                                                                                    -------------         -------------
          Total shareholders' equity                                                       22,478                21,518
                                                                                    -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $      68,663         $      67,753
                                                                                    =============         =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                         First Quarter Ended
                                                                                    -----------------------------
                                                                                       March 31       April 1,
(in thousands)                                                                           2006           2005
                                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                          $         642    $         372
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          1,095            1,259
     Change in deferred income taxes, net                                                      24             (165)
     Stock options and employee stock benefit expense                                         153               84
     Other                                                                                     11                1
     Changes in operating assets and liabilities:
         Accounts receivable                                                               (2,354)          (2,467)
         Inventories                                                                         (874)           1,086
         Other current assets                                                                (204)             469
         Accounts payable                                                                  (1,045)             721
         Accrued and other liabilities                                                       (596)              61
                                                                                    -------------    -------------
Net cash (used in) provided by operating activities                                        (3,148)           1,421

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                     (653)            (451)
    Other                                                                                      14             (377)
                                                                                    -------------    -------------
Net cash used in investing activities                                                        (639)            (828)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving credit facilities                                              27,404           29,993
    Repayments of revolving credit facilities                                             (25,452)         (42,035)
    Proceeds from long-term debt                                                               15           13,000
    Repayments of long-term debt                                                             (315)            (645)
    Issuance of treasury stock                                                                 64               13
                                                                                    -------------    -------------
Net cash provided by financing activities                                                   1,716              326

Effect of changes in foreign exchange rates                                                    88             (129)
                                                                                    -------------    -------------
Net (decrease) increase in cash and cash equivalents                                       (1,983)             790
Cash and cash equivalents at beginning of period                                            3,419              556
                                                                                    -------------    -------------
Cash and cash equivalents at end of period                                          $       1,436    $       1,346
                                                                                    =============    =============

Income taxes paid                                                                   $         797    $         110
                                                                                    =============    =============

Interest paid                                                                       $         790    $         554
                                                                                    =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements

                     TB Wood's Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)
                    (in thousands, except per share amounts)

1.      Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of TB Wood's Corporation and Subsidiaries (the "Company") and the results of their operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain prior period amounts have been reclassified to conform to the current period presentation.

        These financial statements should be read together with the audited financial statements and notes in the Company's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.

        The Company utilizes a calendar year as the annual period for reporting its financial results. However, interim periods consist of four quarters of 13 weeks each, except for the fourth quarter that ends on December 31.

2.      Inventories and Cost of Goods Sold

        The Company uses the last-in, first-out ("LIFO") method for inventories located in the United States, which represents approximately 70% and 71% of inventories at March 31, 2006 and December 31, 2005 respectively. Inventories for foreign operations are stated at the lower of cost or market using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can only be made at the end of each year based upon the inventory levels and costs at that time. Accordingly, interim LIFO inventory determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to final year-end LIFO inventory valuation adjustments. The major classes of inventories, valued principally using the LIFO method, consisted of the following:

                                               March 31       December 31
                                                 2006            2005
                                            -------------- ----------------
        Finished goods                          $11,801        $11,159
        Work in process                           3,512          3,452
        Raw materials                             7,327          7,009
                                            -------------- ----------------
                                                 22,640         21,620
           Less: LIFO Reserve                    (6,187)        (6,041)
                                            -------------- ----------------
        Inventory value at LIFO                 $16,453        $15,579
                                            ============== ================

        During the first quarter of 2006, the LIFO reserve was increased by $146, while in the first quarter of 2005 the LIFO reserve decreased by $170. Had the Company utilized the FIFO method of accounting for all of its inventories, costs of goods sold would have been lower in 2006 and higher in 2005 by the respective amounts of the aforementioned changes in LIFO reserve.

        Shipping and handling costs incurred by the Company to deliver manufactured goods to its customers are not included in costs of goods sold but are presented as an element of selling, general and administrative expense. The Company incurred $1,720 and $1,637 of shipping and handling costs in the first quarters ended March 31, 2006 and April 1, 2005, respectively.

3.      Shareholders' Equity

        During the first quarter of 2006 the Company issued 6,868 treasury shares to participants in Company sponsored employee stock purchase and 401(k) retirement plans, and 13,828 treasury shares were issued on exercise of vested stock options.

        On January 13, 2006, the Company granted options for the purchase of 87,000 shares of the common stock to employees and directors at exercise prices equal to or in excess of market price on the date of grant. These options vest over three years following the grant date and expire on January 13, 2016. The Company adopted Financial Accounting Standards Board (FASB) Statement of Accounting Financial Standard (SFAS) No. 123, as amended by SFAS No. 148, to account for stock based compensation cost using the fair value method. During each of the quarters presented, the value of stock based compensation cost has been accounted for using the fair value method at an after tax cost of $72 and $34 for 2006 and 2005 respectively.

4.      Other Comprehensive Income

        Total comprehensive income (loss) was as follows:

                                                         Quarter Ended
                                                    March 31,      April 1,
                                                     2006           2005
                                                 ------------   ------------
        Net income                                   $ 642        $ 372
        Other comprehensive income (loss):
          Foreign currency translation
             adjustments                               116         (129)
                                                 ------------   ------------
        Total comprehensive income                   $ 758        $ 243
                                                 ============   ============


        Accumulated other comprehensive (loss), net of income tax, is comprised of aggregate currency translation adjustments of $(35) and $(151) as of March 31, 2006 and December 31, 2005, respectively.

5.      Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average shares and common equivalent shares if dilutive. The computation of weighted average shares outstanding is as follows:
                                                            Quarter Ended
                                                       March 31,       April 1,
                                                         2006           2005
                                                     ----------      ---------
        Basic weighted average number of
          common shares outstanding                       3,714          5,177
        Shares issueable upon assumed
          exercise of outstanding stock options              85             --
                                                     ----------      ---------
        Diluted weighted average number of common
           and common equivalent shares outstanding       3,799          5,177
                                                     ==========      =========

        Total outstanding options to purchase 340,817 and 726,951 shares of common stock as of March 31, 2006 and April 1, 2005, respectively, are not included in the above calculation as their effect would be anti-dilutive.


6.      Business Segment Information

        The Company's reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies and marketing strategies.
                                                        Quarter Ended
                                                 ----------------------------
                                                   March 31,      April 1,
                                                     2006           2005
                                                 ------------- --------------
        Sales:
           Mechanical Segment                       $20,115        $18,153
           Electronics Segment                        9,304          9,558
                                                 ------------- --------------
                                                    $29,419        $27,711
                                                 ============= ==============

        Operating income (loss):
           Mechanical Segment                        $1,876           $961
           Electronics Segment                          (73)           332
                                                 ------------- --------------
                                                     $1,803         $1,293
                                                 ============= ==============

        Depreciation and amortization:
           Mechanical Segment                        $  560         $  677
           Electronics Segment                          269            306
           Corporate                                    266            276
                                                 ------------- --------------
                                                     $1,095         $1,259
                                                 ============= ==============

        Expenditures for long-lived assets:
           Mechanical Segment                          $451           $168
           Electronics Segment                          158            221
           Corporate                                     44             62
                                                 ------------- --------------
                                                       $653           $451
                                                 ============= ==============


                                                   March 31,    December 31,
                                                     2006           2005
                                                 ------------- --------------
        Assets:
           Mechanical Segment                       $42,931        $42,097
           Electronics Segment                       21,030         20,760
           Corporate                                  4,702          4,896
                                                 ------------- --------------
                                                    $68,663        $67,753
                                                 ============= ==============

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

                                                            2006        2005      Dollar Change     % Change
                                                         ------------ ---------- ---------------- -------------
        Sales
           Mechanical Segment                                $20,115    $18,153       $1,962            10.8%
           Electronics Segment                                 9,304      9,558         (254)           (2.7%)
                                                         ------------ ---------- ----------------
               Total Sales                                   $29,419    $27,711       $1,708             6.2%
                                                         ============ ========== ================

        Cost of Sales
           Mechanical Segment                                $14,235    $13,373       $  862             6.4%
           Electronics Segment                                 6,080      6,185         (105)           (1.7%)
                                                         ------------ ---------- ----------------
               Total Cost of Sales                           $20,315    $19,558       $  757             3.9%
                                                         ============ ========== ================

        Gross Profit

           Mechanical Segment                                $ 5,880    $ 4,780       $1,100            23.0%
           Electronics Segment                                 3,224      3,373         (149)           (4.4%)
                                                         ------------ ---------- ----------------
               Total Gross Profit                            $ 9,104    $ 8,153         $951            11.7%
                                                         ============ ========== ================

        Selling, General and Administrative Expense          $ 7,301    $ 6,860       $  441             6.4%
                                                         ============ ========== ================

        Sales
           Mechanical Segment                                 68.4%      65.5%
           Electronics Segment                                31.6%      34.5%
                                                         ------------ ----------
               Total Sales                                   100.0%     100.0%
                                                         ============ ==========

        Cost of Sales as a Percentage of Sales
           Mechanical Segment                                 70.8%      73.7%
           Electronics Segment                                65.3%      64.7%
               Total Cost of Sales                            69.1%      70.6%

        Gross Profit as a Percentage of Sales
           Mechanical Segment                                 29.2%      26.3%
           Electronics Segment                                34.7%      35.3%
               Total Gross Profit                             30.9%      29.4%

        SG&A Expenses as a Percentage of Sales                24.8%      24.8%

First quarter 2006 revenues continued to reflect the effects of a strong economy with total sales increasing by $1.7 million, or 6.2% over prior year's first quarter. Approximately half of this increase came from higher sales to the Company's largest distributor, who bought $0.9 million or 17.8% more as compared to the same quarter last year.

Mechanical business sales grew approximately $2.0 million or 10.8% over the prior year's first quarter. Higher volume accounted for $1.4 million of the increase, $0.4 million came from a Fall 2005 price increase, with the remaining attributable to a favorable currency impact, principally a 6% increase in the Canadian dollar. Electronics segment sales fell by $0.3 million or 2.7%. A marginal increase in volume and flat pricing were offset by a $0.3 million unfavorable currency impact, largely due to an 8% decline in the Euro.

Total company gross profit increased by $1.0 million to $9.1 million. Stated as a percent of net sales, gross profit margins increased to 30.9% of sales from 29.4% in the prior year's first quarter. The Company's Mechanical Division contributed $5.9 million of gross profit in the first quarter of 2006, or 65% of the Company's gross profit. Mechanical Business margins also increased to 29.2% from 26.3% in the same quarter of last year, resulting in $1.1 million of higher gross profit. Higher volumes contributed $0.7 million and higher prices increased gross profit by $0.4 million. Favorable currency impacts on sales in Canada and Mexico were negated by adverse currency impact of manufacturing product in Mexico. Gross profit in the first quarter of 2005 was $0.3 million lower while excess inventory was being depleted, and labor and overhead costs previously absorbed in this inventory were recognized in 2005. The positive comparative impact of this in 2006, when inventories were increased in the first quarter of this year, was offset by an increase in LIFO reserves during the first quarter of 2006.

The Company's Electronics Division contributed $3.2 million of gross profit, or 35% of consolidated gross profit. This represented a decline of $0.2 million from the same quarter of last year, primarily due to the adverse currency impact of the Euro, as approximately 40% of the Company's electronic products are produced and sold in Europe. The remaining decline in profit resulted from inventory and LIFO adjustments.

Selling, general and administrative expenses held steady at 24.8% of sales in 2006, increasing by $0.4 million in total, principally from higher bonus accrual, salary and stock option costs in the current first quarter. In addition, the 2005 first-quarter included a $0.3 million favorable adjustment relating to changes in the terms of the former CEO's post-employment payments.

Interest expense was approximately $0.8 million in the first quarter of 2006 compared to $0.6 million for the same period in 2005. This increase was caused by higher interest rates incurred under the terms of the Company's new senior secured and senior subordinated debt arrangements finalized in January and October of 2005, respectively, including amortization of the related costs. Interest expense was also higher due to increasing interest rates experienced in capital markets through 2005, which continued in 2006. Income taxes approximate statutory rates.

As a result of the above, net income in the first quarter of 2006 compared to the same quarter in the preceding year increased to $0.6 million from $0.4 million. Net income per share in the first quarter of 2006 was $0.17 per share, compared to a net income per share of $0.07 in 2005.


Liquidity and Capital Resources:

At March 31, 2006 current and long-term debt totaled $31.6 million, compared to $30.3 million at December 31, 2005, and was comprised of $3.0 million and $8.5 million in revolving and term debt, respectively, under the senior secured credit facility; $5.3 million in tax-exempt revenue bonds; $0.5 million of principally foreign revolving and term debt, and $14.3 million of unsecured subordinated term debt. The Company's effective borrowing rates at March 31, 2006 and December 31, 2005 for its long-term obligations were approximately 11.01% and 9.49% respectively.

On January 7, 2005, the Company entered into a new senior secured loan and security agreement (the "Loan Agreement") that provided for up to an $18.3 million revolving line of credit and two term loans totaling $13.0 million (Term Loan A--$10.0 million and Term Loan B--$3.0 million). The proceeds were used to retire amounts outstanding under the Company's outstanding revolving line of credit. In addition, the Loan Agreement secures existing letters of credit that support $5.3 million of industrial revenue bonds and certain obligations under various self-insured workers compensation insurance policies. The borrowings under the Loan Agreement are secured by substantially all of the Company's domestic assets and pledges of 65% of the outstanding stock of the Company's Canadian, German and Mexican subsidiaries. The Loan Agreement was amended on July 29, 2005 to extend the term for an additional two years through April 2009 and permit the Company to borrow up to $15.0 million to fund the purchase of up to 1.5 million shares of outstanding common stock and repay Term Loan B, the outstanding balance of which was approximately $2.0 million.

All borrowings under the Loan Agreement bear variable interest of a margin plus LIBOR or U.S. Prime Rate, and the remaining Term Loan A is repayable in monthly principal installments totaling $0.13 million. The average borrowing rates for the Company's short-term borrowings under the Loan Agreement at March 31, 2006 and December 31, 2005 were 8.75% and 7.97% respectively. At March 31, 2006 the Company had remaining borrowing capacity of $7.7 million.

The Loan Agreement contains restrictive financial covenants that require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, having a minimum earnings before interest, taxes and depreciation and amortization, and meeting certain specified leverage and operating ratios, all as defined in the Loan Agreement. The Loan Agreement also contains other restrictive covenants that restrict outside investments, capital expenditures, and dividends. The Company was in compliance with the debt covenants at March 31, 2006, including compliance with covenants that could otherwise restrict the payment of a dividend at the discretion of the Company's Board of Directors.

On October 20, 2005 the Company entered into a Securities Purchase Agreement in exchange for the issuance of $15.0 million of senior subordinated notes valued at $14.24 million and detachable warrants, valued at $0.76 million, to purchase 174,000 shares of the company's common stock. The senior subordinated notes have a stated rate of 12% (effective rate of 12.97%), are due on October 12, 2012, and contain customary financial covenants similar to, but less restrictive than, the covenants in the Loan Agreement. The proceeds from the sale of the notes and detachable warrants were used to acquire 1.5 million shares of the Company's common stock at a purchase price of $11.25 million, repay approximately $2.0 million of term debt under the Loan Agreement, pay $1.0 million of transaction costs related to the stock purchase and related financing transaction, with the balance providing additional working capital.

The Company used $2.0 million of its cash balance for the three months ended March 31, 2006 compared to generating $0.8 million of cash for the same period in fiscal 2005. Operating activities used $3.1 million of cash during the first quarter of 2006 compared to a cash generation of $1.4 million for the same quarter in 2005. In 2005 the Company reduced inventory by $1.1 million in the first quarter, compared to an increase by $0.9 million in the same period this year in the face of higher demand. In addition, the Company reduced accrued expenses in 2006, compared to an increase in 2005, principally for tax payments attributable to 2005 results of operation.

Total non-operating investments approximated $0.6 million in the first quarter of 2006, compared to $0.8 million in 2005. Capital expenditures were $0.7 million in the first quarter of 2006 compared to $0.5 million in 2005. The Company has a capital budget of $5.0 in 2006 million compared to $3.1 million of capital expenditures in 2005. This planned increase is primarily to support upgrading the Company's mechanical products manufacturing capabilities and fund certain facility improvements.

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

The Company believes the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies see Note 2 in the December 31, 2005 Consolidated Financial Statements included in the Company's 2005 annual report on Form 10-K. Certain of our accounting policies require the application of significant judgement by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgements are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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


Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Accounting Standards No. 123 (revised 2004) "Share-Based Payment", a revision of FASB Statement No. 123 "Accounting for Stock Based Compensation" which the Company adopted in the third quarter of 2005. As the Company had already adopted FASB Statement No. 123 in 2003 the only effects of the revised Statement No. 123 upon the Company are expanded disclosure related to its stock based compensation plan.

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


Item 3  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks since the 2005 Annual Report to Shareholders.


Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. "Disclosure controls and procedures" are defined in Exchange Act Rule 13a-15. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in the achieving the stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls: There were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION


Item 6.  Exhibits

          10.1    TB Wood's Corporation 2006 Stock-Based Incentive Compensation
                  Plan

          31.1    Certification of Principal Executive Officer required by
                  13a-14(a)

          31.2    Certification of Principal Financial Officer required by
                  13a-14(a)

          32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of Chambersburg and Commonwealth of Pennsylvania, on May 5, 2006

Date May 5, 2006           TB WOOD'S CORPORATION

                            By:  /s/Joseph C. Horvath
                                 --------------------
                                 JOSEPH C. HORVATH
                                 Vice-President and Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)