Form 10-Q
period 2006-06-30
TB WOODS CORP
filed 2006-08-08
CIK 1000227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class   Name of each exchange on which registered
-------------------   -----------------------------------------
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

                                 Yes [X] No [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      July 24, 2006
--------------------------------------   ----------------
Common Stock, $.01 par value per share   3,735,932 shares

                              TB WOOD'S CORPORATION
                                FORM 10-Q - INDEX
                                  JUNE 30, 2006

                                                                                       Page No.
                                                                                       --------
Part 1. - Financial Information

Item 1. Financial Statements (unaudited):

        Condensed Consolidated Statements of Operations - for the Second Quarter
           and Six Months ended June 30, 2006 and July 1, 2005                             4

        Condensed Consolidated Balance Sheets - June 30, 2006 and December 31, 2005        5

        Condensed Consolidated Statements of Cash Flows - for the Second Quarter
           and Six Months ended June 30, 2006 and July 1, 2005                             6

        Notes to Condensed Consolidated Financial Statements                               7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                  11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                        18

Item 4. Controls and Procedures                                                           18

Part II - Other Information                                                               19

Item 4  Submission of Matters to a Vote of Security Holders

Item 6  Exhibits

Signatures                                                                                20

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002      21
Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002      22
Exhibit 32   Statement Pursuant to 18 U.S.C. Section 1350 as required by Section 906
                of the Sarbanes Oxley Act of 2002                                         23

PART 1. - FINANCIAL INFORMATION

Item 1 Financial Statements

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  Second quarter ended    Six months ended
                                                  --------------------   ------------------
                                                   June 30,    July 1,   June 30,   July 1,
(in thousands, except per share amounts)             2006       2005       2006       2005
-----------------------------------------------    --------   --------   --------   -------
Net sales                                           $29,750    $27,844    $59,169   $55,555
Cost of goods sold                                   20,255     19,568     40,570    39,126
                                                    -------    -------    -------   -------
Gross profit                                          9,495      8,276     18,599    16,429
Selling, general and administrative expense           7,139      6,874     14,440    13,734
                                                    -------    -------    -------   -------
Operating income                                      2,356      1,402      4,159     2,695
Interest expense and other finance charges              943        524      1,788     1,140
                                                    -------    -------    -------   -------
Income before provision for income taxes              1,413        878      2,371     1,555
Provision for income taxes                              466        381        782       686
                                                    -------    -------    -------   -------
Net income                                          $   947    $   497    $ 1,589   $   869
                                                    =======    =======    =======   =======
PER SHARE AMOUNTS - BASIC AND DILUTED:
   Basic net income per common share                  $0.25      $0.10      $0.43     $0.17
                                                    =======    =======    =======   =======
   Diluted net income per common share                $0.24      $0.10      $0.41     $0.17
                                                    =======    =======    =======   =======
   Basic weighted average shares of common
      stock and equivalents outstanding               3,721      5,183      3,722     5,181
                                                    =======    =======    =======   =======
   Diluted weighted average shares of common
      stock and equivalents outstanding               3,936      5,183      3,906     5,181
                                                    =======    =======    =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                    June 30,   December 31,
(in thousands, except per share amounts)                                              2006         2005
---------------------------------------------------------------------------------   --------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                        $    983      $ 3,419
   Accounts receivable less allowances of  $455 at June 30, 2006
      and $495 at December 31, 2005                                                   18,929       14,827
   Inventories--Note 2                                                                18,497       15,579
   Other current assets                                                                2,927        3,061
                                                                                    --------      -------
      Total current assets                                                            41,336       36,886

Property, plant and equipment                                                         83,610       80,416
   Less accumulated depreciation                                                      59,071       57,361
                                                                                    --------      -------
      Net property, plant and equipment                                               24,539       23,055
Other Assets:
   Goodwill                                                                            5,791        5,676
   Loan issue costs, net of amortization                                               1,443        1,564
   Deferred income taxes                                                                 117            -
   Other                                                                                 205          572
                                                                                    --------      -------
      Total other assets                                                               7,556        7,812
                                                                                    --------      -------
TOTAL ASSETS                                                                         $73,431      $67,753
                                                                                    ========      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                                            $  6,264      $ 4,138
    Accounts payable                                                                   9,866        8,465
    Accrued expenses                                                                   7,928        6,996
    Deferred income taxes                                                                720          716
                                                                                    --------      -------
      Total current liabilities                                                       24,778       20,315
Long-term debt, less current maturities                                               25,108       25,829
Deferred income taxes                                                                     --           91

Shareholders' Equity:
   Preferred stock, $.01 par value, 100 shares authorized; no shares issued
   Common stock, $.01 par value, 10,000,000 shares authorized;  5,639,798 issued;
      3,732,740 and 3,703,386 outstanding at June 30, 2006 and December 31, 2005          57           57
   Additional paid-in-capital                                                         28,362       28,153
   Retained earnings                                                                  10,703        9,216
   Accumulated other comprehensive loss                                                  (58)        (151)
   Treasury stock at cost                                                            (15,519)     (15,757)
                                                                                    --------      -------
      Total shareholders' equity                                                      23,545       21,518
                                                                                    --------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 73,431      $67,753
                                                                                    ========      =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Second quarter ended     Six months ended
                                                               --------------------   -------------------
                                                               June 30,    July 1,    June 30,    July 1,
(in thousands)                                                   2006       2005        2006       2005
-----------------------------------------------------------    --------   --------    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                     $    947   $    497    $  1,589   $    869
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                  1,097      1,212       2,192      2,471
   Change in deferred income taxes, net                             (84)        63         (60)      (102)
   Stock options and employee stock benefit expense                 149         87         302        171
   Other                                                            (14)      (121)         (3)      (121)
   Changes in operating assets and liabilities:
      Accounts receivable                                        (1,748)       778      (4,102)    (1,689)
      Inventories                                                (2,044)     1,622      (2,918)     2,708
      Other current assets                                          338        158         134        627
      Accounts payable                                            2,446     (1,419)      1,401       (698)
      Accrued and other liabilities                               1,514       (435)        918       (374)
                                                               --------   --------    --------   --------
   Total adjustments                                              1,654      1,945      (2,136)     2,993
                                                               --------   --------    --------   --------
Net cash provided by (used in) operating activities               2,601      2,442        (547)     3,862
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (2,796)      (898)     (3,449)    (1,349)
   Other                                                            146        444         160         67
                                                               --------   --------    --------   --------
Net cash used in investing activities                            (2,650)      (454)     (3,289)    (1,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit facilities                     28,375     27,554      55,779     57,547
   Repayments of revolving credit facilities                    (28,201)   (27,632)    (53,653)   (69,666)
   Proceeds from long-term debt                                      --         --          15     13,000
   Repayments of long-term debt                                    (487)    (1,053)       (802)    (1,698)
   Issuance (purchase) of treasury stock                             (7)        16          57         29
                                                               --------   --------    --------   --------
Net cash provided by (used in) financing activities                (320)    (1,115)      1,396       (788)
Effect of changes in foreign exchange rates                         (84)      (211)          4       (340)
                                                               --------   --------    --------   --------
Net increase (decrease) in cash and cash equivalents               (453)       662      (2,436)     1,452
Cash and cash equivalents at beginning of period                  1,436      1,346       3,419        556
                                                               --------   --------    --------   --------
Cash and cash equivalents at end of period                     $    983   $  2,008    $    983   $  2,008
                                                               ========   ========    ========   ========
Income taxes paid                                              $    797   $    125    $  1,108   $    235
                                                               ========   ========    ========   ========
Interest paid                                                  $    941   $    693    $  1,731   $  1,247
                                                               ========   ========    ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statement

                     TB Wood's Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)
                    (in thousands, except per share amounts)

1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting of normal recurring adjustments necessary to present fairly the consolidated financial position of TB Wood's Corporation and Subsidiaries (the "Company") and the results of their operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of and for the periods presented.

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

2.   Inventories and Cost of Goods Sold

     The Company uses the last-in, first-out ("LIFO") method for a majority of inventories located in the United States, which represents approximately 69% and 71% of inventories at June 30, 2006 and December 31, 2005 respectively. Inventories for foreign operations are stated at the lower of cost or market using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can only be made at the end of each year based upon the inventory levels and costs at that time. Accordingly, interim LIFO inventory determinations are based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to final year-end LIFO inventory valuation adjustments.

     The major classes of inventories are comprised as follows:

                                                           June 30   December 31
                                                             2006       2005
                                                           -------   -----------
     Finished goods                                        $12,855     $11,159
     Work in process                                         3,547       3,452
     Raw materials                                           8,492       7,009
                                                           -------     -------
                                                            24,894      21,620
        Less LIFO Reserve                                   (6,397)     (6,041)
                                                           -------     -------
     Inventory value at LIFO                               $18,497     $15,579
                                                           =======     =======

     During the second quarter of 2006, the LIFO reserve was increased by $210, while in the second quarter of 2005 the LIFO reserve was increased by $223. For the first six months of 2006, the LIFO reserve was increased by $356, while during the similar period 2005 it was increased by $53. Had the Company utilized the FIFO method of accounting for all of its inventories, costs of goods sold would have been lower in 2006 and 2005 by the respective amounts of the aforementioned changes in LIFO reserve.

     Shipping and handling costs incurred by the Company to deliver manufactured goods to its customers are not included in costs of goods sold but are presented as an element of selling, general and administrative expense within the consolidated statements of operation. The Company incurred $1,684 and $1,593 of shipping and handling costs in the second quarters ended June 30, 2006 and July 1, 2005, respectively. The corresponding year to date amounts were $3,404 and $3,230, respectively.

3.   Shareholders' Equity

     During the first six months of 2006 the Company issued 12,751 treasury shares to participants in Company sponsored employee stock purchase and 401(k) retirement plans, and 16,603 treasury shares were issued on exercise of vested stock options.

     On January 13, 2006, the Company granted options for the purchase of 87,000 shares of the common stock to employees and directors at exercise prices equal to or in excess of market price on the date of grant. These options vest over three years following the grant date and expire on January 13, 2016. On February 10, 2006 and April 27, 2006, the Company granted options for the purchase of 6,000 shares of the common stock to each of its newly appointed directors at exercise prices equal to or in excess of market price on the dates of grant. These options expire after ten years and vest over three years following the grant dates. The Company adopted Financial Accounting Standards Board (FASB) Statement of Accounting Financial Standard (SFAS) No. 123, as amended by SFAS No. 148, to account for stock based compensation cost using the fair value method. Stock based compensation cost, recorded as an after tax cost and using the fair value method, was $67 and $35 for the second quarter of 2006 and 2005 respectively, and $139 and $69 for the first six months of 2006 and 2005 respectively.

4.   Other Comprehensive Income

     Total comprehensive income (loss) was as follows:

                                                   Second quarter ended    Six months ended
                                                   --------------------   ------------------
                                                    June 30,   July 1,    June 30,   July 1,
                                                      2006       2005       2006       2005
                                                    --------   -------    --------   -------
     Net income                                       $947      $ 497      $1,589     $ 869
     Other comprehensive (loss):
        Foreign currency translation adjustments       (23)      (211)         93      (340)
                                                      ----      -----      ------     -----
     Total comprehensive income                       $924      $ 286      $1,682     $ 529
                                                      ====      =====      ======     =====

     Accumulated other comprehensive (loss), net of income tax, is comprised of aggregate currency translation adjustments of $(58) and $(151) as of June 30, 2006 and December 31, 2005, respectively.

5.   Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding and common equivalent shares if dilutive. The computation of weighted average shares outstanding is as follows:

                                                        Second quarter ended    Six months ended
                                                        --------------------   ------------------
                                                         June 30,   July 1,    June 30,   July 1,
                                                           2006       2005       2006      2005
                                                         --------   -------    --------   -------
     Basic  weighted  average number of common shares
        outstanding                                        3,721     5,183       3,722     5,181
     Shares   issuable   upon  assumed   exercise  of
        outstanding stock options                            215        --         184       --
                                                           -----     -----       -----     -----
     Diluted   weighted   average  number  of  common
        shares outstanding                                 3,936     5,183       3,906     5,181
                                                           =====     =====       =====     =====

     Total outstanding options to purchase 135,750 and 629,451 shares of common stock as of June 30, 2006 and July 1, 2005, respectively, are not included in the above calculation as their effect would be anti-dilutive.

6.   Business Segment Information

     The Company's reportable segments are business units that manufacture and market separate and distinct products and are, in part, managed separately because each business requires different processes, technologies and marketing strategies.

                                                Second quarter ended    Six months ended
                                                --------------------   ------------------
                                                 June 30,   July 1,    June 30,   July 1,
                                                   2006       2005       2006       2005
                                                 --------   -------    --------   -------
     Sales:
        Mechanical Segment                        $20,142   $18,283    $40,257    $36,436
        Electronics Segment                         9,608     9,561     18,912     19,119
                                                  -------   -------    -------    -------
                                                  $29,750   $27,844    $59,169    $55,555
                                                  -------   -------    -------    -------
     Operating income (loss):
        Mechanical Segment                        $ 2,285   $ 1,287    $ 4,160    $ 2,248
        Electronics Segment                            71       115         (1)       447
                                                  -------   -------    -------    -------
                                                  $ 2,356   $ 1,402    $ 4,159    $ 2,695
                                                  -------   -------    -------    -------
     Depreciation and amortization:
        Mechanical Segment                        $   562   $   660    $ 1,122    $ 1,337
        Electronics Segment                           270       286        539        592
        Corporate                                     265       266        531        542
                                                  -------   -------    -------    -------
                                                  $ 1,097   $ 1,212    $ 2,192    $ 2,471
                                                  -------   -------    -------    -------
     Expenditures for long-lived assets:
        Mechanical Segment                        $ 2,164   $   173    $ 2,615       $341
        Electronics Segment                           371       499        529        720
        Corporate                                     261       226        305        288
                                                  -------   -------    -------    -------
                                                  $ 2,796   $   898    $ 3,449    $ 1,349
                                                  -------   -------    -------    -------

     Assets:                                    June 30,   December 31,
                                                  2006         2005
                                                --------   ------------
        Mechanical Segment                       $46,735      $42,097
        Electronics Segment                       21,882       20,760
        Corporate                                  4,813        4,896
                                                 -------      -------
                                                 $73,431      $67,753
                                                 -------      -------

     The Company measures its business segments at the operating income level, and therefore does not allocate interest and other finance costs to determine pre-tax income on an operating segment basis.

7.   Subsequent Events

     On July 19, 2006, the Company's Board of Directors declared a quarterly dividend of 9 cents per share. This dividend will be payable August 11, 2006 to shareholders of record on August 4, 2006.

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

                                                       Second quarter ended
                                              ------------------------------------
                                              June 30,   July 1,   Dollar      %
                                                2006       2005    Change   Change
                                              --------   -------   ------   ------
Sales
   Mechanical Segment                          $20,142   $18,283   $1,859    10.2%
   Electronics Segment                           9,608     9,561       47     0.5%
                                               -------   -------   ------
       Total Sales                             $29,750   $27,844   $1,906     6.8%
                                               -------   -------   ------
Cost of Sales
   Mechanical Segment                          $13,953   $13,218   $  735     5.6%
   Electronics Segment                           6,302     6,350      (48)   (0.8%)
                                               -------   -------   ------
       Total Cost of Sales                     $20,255   $19,568   $  687     3.5%
                                               -------   -------   ------
Gross Profit
   Mechanical Segment                          $ 6,189   $ 5,065   $1,124    22.2%
   Electronics Segment                           3,306     3,211       95     3.0%
                                               -------   -------   ------
      Total Gross Profit                       $ 9,495   $ 8,276   $1,219    14.7%
                                               -------   -------   ------
Selling, General and Administrative Expense    $ 7,139   $ 6,874   $  265     3.9%
                                               -------   -------   ------
Sales
   Mechanical Segment                             67.7%     65.7%
   Electronics Segment                            32.3%     34.3%
                                               -------   -------
      Total Sales                                100.0%    100.0%
                                               -------   -------
Cost of Sales as a Percentage of Sales
   Mechanical Segment                             69.3%     72.3%
   Electronics Segment                            65.6%     66.4%
      Total Cost of Sales                         68.1%     70.3%

Gross Profit as a Percentage of Sales
   Mechanical Segment                             30.7%     27.7%
   Electronics Segment                            34.4%     33.6%
      Total Gross Profit                          31.9%     29.7%
SG&A Expenses as a Percentage of Sales            24.0%     24.7%

                                                         Six months ended
                                              ------------------------------------
                                              June 30,   July 1,   Dollar      %
                                                2006       2005    Change   Change
                                              --------   -------   ------   ------
Sales
   Mechanical Segment                          $40,257   $36,436   $3,821    10.5%
   Electronics Segment                          18,912    19,119     (207)   (1.1%)
                                               -------   -------   ------
      Total Sales                              $59,169   $55,555   $3,614     6.5%
                                               -------   -------   ------
Cost of Sales
   Mechanical Segment                          $28,188   $26,591   $1,597     6.0%
   Electronics Segment                          12,382    12,535     (153)   (1.2%)
                                               -------   -------   ------
      Total Cost of Sales                      $40,570   $39,126   $1,444     3.7%
                                               -------   -------   ------
Gross Profit
   Mechanical Segment                          $12,069    $9,845   $2,224    22.6%
   Electronics Segment                           6,530     6,584      (54)   (0.8%)
                                               -------   -------   ------
       Total Gross Profit                      $18,599   $16,429   $2,170    13.2%
                                               -------   -------   ------
Selling, General and Administrative Expense
                                               $14,440   $13,734   $  706     5.1%
                                               -------   -------   ------
Sales
   Mechanical Segment                             68.0%     65.6%
   Electronics Segment                            32.0%     34.4%
                                               -------   -------
      Total Sales                                100.0%    100.0%
                                               -------   -------
Cost of Sales as a Percentage of Sales
   Mechanical Segment                             70.0%     73.0%
   Electronics Segment                            65.5%     65.6%
      Total Cost of Sales                         68.6%     70.4%
Gross Profit as a Percentage of Sales
   Mechanical Segment                             30.0%     27.0%
   Electronics Segment                            34.5%     34.4%
      Total Gross Profit                          31.4%     29.6%
SG&A Expenses as a Percentage of Sales            24.4%     24.7%

Second quarter 2006 continued to gain from a favorable economy, with revenues growing $1.9 million, or 6.8% over similar quarter in 2005. Volume increases contributed 5.3% points of the Company's sales gain, with 0.7% points attributable to favorable pricing, net of higher volume rebates, and the balance of the gain coming from a favorable currency effect. Approximately one-half of our revenue increase related to sales growth with the Company's largest distributor, where second quarter sales increased $1.0 million or 21.3% over same period in 2005. Almost all of the sales gain came from Mechanical business, where sales increased $1.9 million, or 10.2% over the same quarter of 2005. Higher volume accounted for $1.4 million of the increase; higher prices, net of rebates, provided $0.3 million; and we realized a $0.2 million favorable currency effect. Electronic Business sales were essentially flat with $0.1 million of higher volume being negated by a similar price reduction. Our newest electronics product, the "X4" drive, is priced lower than the legacy products it replaces and unit volumes have not yet risen to the level to compensate for the lower unit pricing.

Year to date 2006 revenues increased $3.6 million or 6.5%, with the Company's largest distributor buying $1.9 million, or 19.6%, in the comparable period of prior year. Higher sales volume provided $3.0 million of the increase, pricing and product mix net of volume rebates accounted for $0.5 million, and currency gain contributed $0.1 million. As in the second quarter, this gain was largely from Mechanical Business whose sales increased 10.5% or $3.8 million. Increased volume contributed $2.8 million of this gain; price increases net of volume rebates added $0.6 million; and $0.4 million of the increase was caused by the favorable effects of a weaker US dollar against the Canadian currency. Electronic Business revenue fell $0.2 million, largely due to a weaker Euro.

Second quarter 2006 total Company gross profit rose by $1.2 million to $9.5 million. Stated as a percent of net sales, the gross profit margin rose from 29.7% to 31.9% as the gross profit rose 14.7% versus a 6.8 % rise in sales. Mechanical Business was the main contributor to this favorable situation, as its gross profit was $6.2 million or 65.3% of the total margin for the Company. Compared to second quarter 2005, this segment's gross profit rose $1.1 million. Higher volume contributed $0.7 million of the increase, higher prices $0.3 million and favorable currency $0.1 million. As the Company reduced excessive inventory in 2005 second quarter, it had to absorb labor and overhead embedded in these inventories at that time. In 2006, the overall inventory level has been increased to meet rising demand, and the absence of the aforementioned embedded charges helped increase Mechanical Division gross profit by $0.5 million. However, this favorable outcome was largely offset by the absence of non-recurring favorable effects relating to the sale of the idled Trenton, Tennessee manufacturing facility and termination of our post-retirement life insurance benefit plan in the second quarter of 2005. Electronics Business gross profit increased marginally by $0.1 million, principally due to the effect of changing inventory levels. The Company is focused on investing in machinery and research and development that reduce unit production cost of the "X4" and related platform drives, which we believe will lead to higher margins with rising sales in the future.

On a year-to-date basis, the Company's gross profit increased by $2.2 million to $18.6 million. Since gross profit increased at a higher rate than sales, gross margin expressed as a percent of net sales rose from 29.6% to 31.4%. Our Mechanical Business was responsible for this $2.2 million increase, with $1.3 million coming from higher volume, $0.6 million coming from previously announced price increases, and $0.1 million coming from a favorable Canadian currency effects. As in the second quarter, a $0.8 million favorable inventory effect was balanced by absence of non-recurring gains recognized in 2005 and an increase in LIFO reserves in 2006. Electronic Business gross margin was largely flat due to marginal gains from different sources listed above being negated by $0.1 million adverse currency effect due to a weaker Euro.

For the second quarter 2006, selling, general and administrative expenses increased by $0.3 million, but due to a higher proportionate increase in sales, have decreased as a percent of sales to 24.0% from 24.7% in 2005 second quarter. Higher employee bonus accruals contributing to this increase approximated $0.2 million. Year-to-date selling, general and administrative costs rose $0.7 million compared to the first-half of 2005, but as in the second quarter, declined as a percent of net sales from 24.7% to 24.4%. Higher employee bonus accruals that approximated $0.4 million and the absence of a $0.3 million non-recurring gain in 2005 related to former CEO's post-retirement payment were primarily responsible for this increase.

Interest expense and other finance charges increased $0.4 million in second quarter to $0.9 million compared to the prior year. This increase was caused by higher interest rates incurred under the terms of the Company's new senior secured and senior subordinated debt arrangements finalized in January and October of 2005, respectively, including amortization of the related costs. Interest expense was also higher due to increasing interest rates experienced in the capital markets through 2005, which continued in 2006. Income taxes approximate statutory rates. For the year to date, interest expense and other finance charges were $0.6 million higher at $1.8 million, and provision for incomes taxes was $0.1 million higher at $0.8 million.

As a result of the above, net income in the second quarter of 2006 compared to the same quarter in the preceding year increased to $0.9 million from $0.5 million. Diluted net income per share in the second quarter of 2006 was $0.24 per share, compared to a diluted net income per share of $0.10 in 2005. Year to date 2006 net income was $1.6 million, or $0.41 per diluted share compared to net income of $0.9 million, or $0.17 per diluted share for the corresponding period in 2005. 2006 Diluted net income per share rose due to higher income, as well as a lower number of outstanding shares resulting from the Company's buy-back of 1.5 million shares in October 2005.

Liquidity and Capital Resources:

At June 30, 2006 current and long-term debt totaled $31.4 million, compared to $30.0 million at December 31, 2005, and was comprised of $3.1 million and $8.1 million in revolving and term debt, respectively, under the senior secured credit facility; $5.3 million in tax-exempt revenue bonds; $0.6 million of principally foreign revolving and term debt, and $14.3 million of unsecured subordinated term debt. The Company's effective borrowing rates at June 30, 2006 and December 31, 2005 for its long-term obligations were approximately 9.83% and 9.49% respectively.

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

All borrowings under the Loan Agreement bear variable interest of a margin plus LIBOR, and the remaining Term Loan A is repayable in monthly principal installments totaling $0.13 million. The average borrowing rates for the Company's short-term borrowings under the Loan Agreement at June 30, 2006 and December 31, 2005 were 7.82% and 7.97% respectively. At June 30, 2006 the Company had remaining borrowing capacity of $8.0 million.

The Loan Agreement contains restrictive financial covenants that require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, having a minimum earnings before interest, taxes and depreciation and amortization, and meeting certain specified leverage and operating ratios, all as defined in the Loan Agreement. The Loan Agreement also contains other restrictive covenants that, subject to certain permitted exceptions, generally restrict outside investments, capital expenditures, and dividends, among other things.

On October 20, 2005 the Company entered into a Securities Purchase Agreement in exchange for the issuance of $15.0 million of senior subordinated notes (initially valued at $14.24 million on the Company's balance sheet) and detachable warrants (valued at $0.76 million on the Company's balance sheet), to purchase 174,000 shares of the company's common stock. The senior subordinated notes have a stated rate of 12% (effective rate of 12.97% based upon the Company's carrying value of such notes), are due on October 12, 2012, and contain customary financial covenants similar to, but less restrictive than, the covenants in the Loan Agreement. The proceeds from the sale of the notes and detachable warrants were used to acquire 1.5 million shares of the Company's common stock at a purchase price of $11.25 million, repay approximately $2.0 million of term debt under the Loan Agreement, pay $1.0 million of transaction costs related to the stock purchase and related financing transaction, with the balance providing additional working capital.

The Company used $0.5 million of its cash balance in the 2006 second quarter compared to generating $0.7 million in 2005 second quarter. For the year to date 2006 the Company used $2.4 million of its cash balance as compared to generating $1.5 million during the same period last year. Operating activities in the second quarter generated $2.6 million of cash versus $2.4 million in the same quarter of the previous year. Year to date 2006 operating activities used $0.5 million cash as our accounts receivable increased $4.1 million and inventory increased $2.9 million to meet higher sales, which exceeded our operating profits, depreciation and amortization, and other working capital adjustments. Conversely, in the first half of 2005 operating activities yielded $3.9 million of cash benefiting in part from a $2.7 million reduction of inventory.

During the second quarter of 2006 the Company funded $2.8 million of capital expenditures compared to $0.9 million in the comparable period of 2005. In 2006, year to date capital expenditures were $3.4 million compared to $1.3 million in 2005. This planned increase is primarily to support upgrading the Company's mechanical products manufacturing capabilities and fund certain facility improvements. The Company has a capital budget of $5.0 in 2006 million compared to $3.1 million of capital expenditures in 2005.

The Company repaid $0.5 million of contractually due long-term loan installments in the second quarter of 2006 compared to $1.1 million in the second quarter of 2005. For the first half of 2006, the Company repaid $0.8 million of contractual obligations compared to $1.7 million in 2005. These long-term obligations principally relate to secured term financing obtained in the first quarter of 2005. The reduction in these payment obligations is due to the Company's obtaining $15.0 senior unsecured term financing as part of its financing activities in the fourth quarter of 2005.

Based upon our current level of operations, the Company believes that the combination of cash generated by operations and available borrowing capacity under its credit agreements is adequate to finance the Company's operations for the foreseeable future.

Accounting Policies:

Management's discussion and analysis of the Company's financial statements and results of operations are based upon the Company's Condensed Consolidated Financial Statements included as part of this document. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, intangible assets, income taxes, litigation and other contingencies. The Company bases these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. "Disclosure controls and procedures" are defined in Exchange Act Rule 13a-15. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in the achieving the stated goals under all potential future conditions, regardless of how remote.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        a)   The Company held its Annual Meeting of Shareholders on April 27,
             2006.

        b) The following individuals were nominated and elected to serve as directors of TB Wood's Corporation: Rick Lazio and Michael R. Zimmerman.

        c)   The Shareholders voted as follows on the following matters:

        1. Election of Directors. The voting result for each nominee is as follows:

                     Name           Votes for   Votes Withheld
             --------------------   ---------   --------------
             Rick Lazio             2,882,524       15,630
             Michael R. Zimmerman   2,894,131        4,023

        2. To ratify the Audit Committee's selection of Grant Thornton LLP as the Company's independent public accountants was approved by a count of 2,895,523 votes for, 50 votes against, and 2,581 votes abstaining.

        3. To approve the TB Wood's Corporation 2006 Stock-Based Incentive Compensation Plan, approved by a count of 2,098,150 votes for, 199,625 votes against, and 2,113 votes abstaining.

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

Date August 8, 2006               TB WOOD'S CORPORATION


                                  By: /s/ Joseph C. Horvath
                                      ------------------------------------
                                      JOSEPH C. HORVATH
                                      Vice-President and Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)