Form 10-Q
period 2006-09-30
TB WOODS CORP
filed 2006-11-14
CIK 1000227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 29, 2006

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   October 25, 2006
--------------------------------------   ----------------
Common Stock, $.01 par value per share   3,740,415 shares

                              TB WOOD'S CORPORATION
                                FORM 10-Q - INDEX
                               SEPTEMBER 29, 2006

Part 1. - Financial Information                                                        Page No.
-------------------------------                                                        --------
Item 1.   Financial Statements (unaudited):

             Condensed Consolidated Statements of Operations - for the Third Quarter
                and Nine Months ended September 29, 2006 and September 30, 2005            3

             Condensed Consolidated Balance Sheets - September 29, 2006 and December
                31, 2005                                                                   4

             Condensed Consolidated Statements of Cash Flows - for the Third Quarter
                and Nine Months ended September 29, 2006 and September 30, 2005            5

             Notes to Condensed Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                   10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                      17

Item 4.   Controls and Procedures                                                         17

Part II - Other Information                                                               18

Item 6    Exhibits                                                                        18

Signatures                                                                                19

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002      20
Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002      21
Exhibit 32   Statement Pursuant to 18 U.S.C. Section 1350 as required by Section 906
                of the Sarbanes Oxley Act of 2002                                         22

PART 1. - FINANCIAL INFORMATION

Item 1 Financial Statements

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                         Third quarter ended             Nine months ended
                                                                   -----------------------------   -----------------------------
                                                                   September 29,   September 30,   September 29,   September 30,
(in thousands, except per share amounts)                                2006            2005            2006            2005
----------------------------------------------------------------   -------------   -------------   -------------   -------------
Net sales                                                             $29,894         $27,673         $89,063         $83,228
Cost of goods sold                                                     20,226          19,419          60,796          58,545
                                                                      -------         -------         -------         -------
Gross profit                                                            9,668           8,254          28,267          24,683
Selling, general and administrative expense                             6,960           6,899          21,400          20,633
                                                                      -------         -------         -------         -------
Operating income                                                        2,708           1,355           6,867           4,050
Interest expense and other finance charges                                961             489           2,749           1,629
                                                                      -------         -------         -------         -------
Income before provision for income taxes                                1,747             866           4,118           2,421
Provision for income taxes                                                453             301           1,235             987
                                                                      -------         -------         -------         -------
Net income                                                            $ 1,294         $   565         $ 2,883         $ 1,434
                                                                      =======         =======         =======         =======
PER SHARE AMOUNTS - BASIC AND DILUTED:
   Basic net income per common share                                  $  0.35         $  0.11         $  0.77         $  0.28
                                                                      =======         =======         =======         =======
   Diluted net income per common share                                $  0.33         $  0.11         $  0.74         $  0.28
                                                                      =======         =======         =======         =======
   Basic weighted average shares of common stock and equivalents
      outstanding                                                       3,724           5,189           3,727           5,185
                                                                      =======         =======         =======         =======
   Diluted weighted average shares of common stock and
      equivalents outstanding                                           3,910           5,189           3,913           5,185
                                                                      =======         =======         =======         =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                        September 29,   December 31,
(in thousands, except per share amounts)                                                     2006            2005
-------------------------------------------------------------------------------------   -------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                               $  1,395       $  3,419
   Accounts receivable less allowances of $445 at September 29, 2006
      and $495 at December 31, 2005                                                          18,351         14,827
   Inventories--Note 2                                                                       19,014         15,579
   Other current assets                                                                       2,907          3,061
                                                                                           --------       --------
      Total current assets                                                                   41,667         36,886
Property, plant and equipment                                                                84,716         80,416
   Less accumulated depreciation                                                             59,937         57,361
                                                                                           --------       --------
      Net property, plant and equipment                                                      24,779         23,055
Other Assets:
   Goodwill                                                                                   5,818          5,676
   Loan issue costs, net of amortization                                                      1,353          1,564
   Deferred income taxes                                                                        129            144
   Other                                                                                        133            428
                                                                                           --------       --------
      Total other assets                                                                      7,433          7,812
                                                                                           --------       --------
TOTAL ASSETS                                                                               $ 73,879       $ 67,753
                                                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                                    $  6,210       $  4,138
   Accounts payable                                                                           8,454          8,465
   Accrued expenses                                                                           8,906          6,996
   Deferred income taxes                                                                        724            716
                                                                                           --------       --------
      Total current liabilities                                                              24,294         20,315
Long-term debt, less current maturities                                                      24,498         25,829
Deferred income taxes                                                                            --             91
Shareholders' Equity:
   Preferred stock, $.01 par value, 100 shares authorized; no shares issued                      --             --
   Common stock, $.01 par value, 10,000,000 shares authorized;  5,639,798 issued;
      3,737,780 and 3,703,386 outstanding at September 29, 2006 and December 31, 2005            57             57
   Additional paid-in-capital                                                                28,491         28,153
   Retained earnings                                                                         11,659          9,216
   Accumulated other comprehensive income (loss)                                                358           (151)
   Treasury stock at cost                                                                   (15,478)       (15,757)
                                                                                           --------       --------
      Total shareholders' equity                                                             25,087         21,518
                                                                                           --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 73,879       $ 67,753
                                                                                           ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TB Wood's Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Third quarter ended               Nine months ended
                                                              -----------------------------   -----------------------------
                                                              September 29,   September 30,   September 29,   September 30,
(in thousands)                                                     2006            2005            2006            2005
-----------------------------------------------------------   -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                       $  1,294        $    565        $  2,883        $  1,434
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                    1,105           1,153           3,297           3,624
   Change in deferred income taxes, net                                (8)             63             (68)            (39)
   Stock options and employee stock benefit expense                   198              88             500             259
   Other                                                               (2)             53              (5)            (68)
   Changes in operating assets and liabilities:
      Accounts receivable                                             578             121          (3,524)         (1,568)
      Inventories                                                    (517)          2,096          (3,435)          4,804
      Other current assets                                             20            (208)            154             419
      Accounts payable                                             (1,412)            286             (11)           (412)
      Accrued and other liabilities                                 1,027             575           1,945             201
                                                                 --------        --------        --------        --------
   Total adjustments                                                  989           4,227          (1,147)          7,220
                                                                 --------        --------        --------        --------
Net cash provided by operating activities                           2,283           4,792           1,736           8,654
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                            (1,040)         (1,104)         (4,489)         (2,453)
   Other, net                                                        (114)           (414)             46            (347)
                                                                 --------        --------        --------        --------
Net cash (used in) investing activities                            (1,154)         (1,518)         (4,443)         (2,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit facilities                       29,663          24,172          85,442          81,719
   Repayments of revolving credit facilities                      (30,035)        (27,625)        (83,688)        (97,291)
   Proceeds from long-term debt                                        73              40              88          13,040
   Repayments of long-term debt                                      (390)           (420)         (1,192)         (2,118)
   Payments of dividends                                             (337)             --            (337)             --
   Issuance (purchase) of treasury stock                              (43)             15              14              44
   Other                                                              (43)             --             (43)             --
                                                                 --------        --------        --------        --------
Net cash provided by (used in) financing activities                (1,112)         (3,818)            284          (4,606)
Effect of changes in foreign exchange rates                           395             187             399            (153)
                                                                 --------        --------        --------        --------
Net increase (decrease) in cash and cash equivalents                  412            (357)         (2,024)          1,095
Cash and cash equivalents at beginning of period                      983           2,008           3,419             556
                                                                 --------        --------        --------        --------
Cash and cash equivalents at end of period                       $  1,395        $  1,651        $  1,395        $  1,651
                                                                 ========        ========        ========        ========
Income taxes paid (refunded)                                     $    150        $    (38)       $  1,258        $    197
                                                                 ========        ========        ========        ========
Interest paid                                                    $    918        $    443        $  2,649        $  1,690
                                                                 ========        ========        ========        ========

   The accompanying notes are an integral part of these condensed consolidated financial statement

                     TB Wood's Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)
            (in thousands, except share number and per share amounts)

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

     These financial statements should be read together with the audited financial statements and notes in the Company's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24,2006. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.

     The Company utilizes a calendar year as the annual period for reporting its financial results. However, interim periods consist of four quarters of 13 weeks each, except for the fourth quarter that ends on December 31.

2.   Inventories and Cost of Goods Sold

     The Company uses the last-in, first-out ("LIFO") method for a majority of inventories located in the United States, which represents approximately 69% and 71% of consolidated inventories at September 29, 2006 and December 31, 2005, respectively. Inventories for foreign operations are stated at the lower of cost or market using the first-in, first-out ("FIFO") method. An actual valuation of inventory under the LIFO method can only be made at the end of each year based upon the inventory levels and costs at that time. Accordingly, interim LIFO inventory determinations are based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to final year-end LIFO inventory valuation adjustments.

     The major classes of inventories are comprised as follows:

                          September 29,   December 31,
                              2006            2005
                          -------------   ------------
Finished goods               $13,046         $11,159
Work in process                3,724           3,452
Raw materials                  8,866           7,009
                             -------         -------
                              25,635          21,620
   Less LIFO reserve          (6,622)         (6,041)
                             -------         -------
Inventory value at LIFO      $19,014         $15,579
                             =======         =======

     During the third quarter of 2006, the LIFO reserve was increased by $225, while in the third quarter of 2005 the LIFO reserve was increased by $54. For the first nine months of 2006, the LIFO reserve was increased by $581, while during the similar period 2005 it was increased by $107. Had the Company utilized the FIFO method of accounting for all of its inventories, costs of goods sold would have been lower in 2006 and 2005 by the respective amounts of the aforementioned changes in LIFO reserve.

     Shipping and handling costs incurred by the Company to deliver manufactured goods to its customers are not included in costs of goods sold but are presented as an element of selling, general and administrative expense within the condensed consolidated statements of operation. The Company incurred $1,767 and $1,526 of shipping and handling costs in the third quarters ended September 29, 2006 and September 30, 2005, respectively. The corresponding year to date amounts were $5,171 and $4,756, respectively.

3.   Shareholders' Equity

     During the first nine months of 2006 the Company issued 17,791 treasury shares to participants in Company sponsored employee stock purchase and 401(k) retirement plans, and 16,603 treasury shares were issued on exercise of vested stock options.

     On January 13, 2006, the Company granted options for the purchase of 87,000 shares of common stock to employees and directors at exercise prices equal to or in excess of market price on the date of grant. These options vest over three years following the grant date and expire on January 13, 2016. On February 10, 2006 and April 27, 2006, the Company granted options for the purchase of 6,000 shares of common stock to each of its newly appointed directors at exercise prices equal to or in excess of market prices on the dates of grant. These options expire after ten years and vest over three years following the grant dates. Stock based compensation cost, recorded as an after tax cost and using the fair value method, was $71 and $34 for the third quarter of 2006 and 2005, respectively, and $210 and $103 for the first nine months of 2006 and 2005, respectively.

4.   Other Comprehensive Income

     Total comprehensive income (loss) was as follows:

                                         Third quarter ended      Nine months ended
                                        ---------------------   ---------------------
                                        September   September   September   September
                                         29, 2006    30, 2005    29, 2006    30, 2005
                                        ---------   ---------   ---------   ---------
   Net income                             $1,294       $565       $2,883     $1,434
   Other comprehensive income (loss):
      Foreign currency translation
         adjustments                         416        187          509       (153)
                                          ------       ----       ------     ------
   Total comprehensive income             $1,710       $752       $3,392     $1,281
                                          ======       ====       ======     ======

Accumulated other comprehensive income (loss), net of income tax, is comprised of aggregate currency translation adjustments of $358 and ($151) as of September 29, 2006 and December 31, 2005, respectively.

5.   Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding and common equivalent shares if dilutive. The computation of weighted average shares outstanding is as follows:

                                    Third quarter ended      Nine months ended
                                   ---------------------   ---------------------
                                   September   September   September   September
                                    29, 2006    30, 2005    29, 2006    30, 2005
                                   ---------   ---------   ---------   ---------
Basic weighted average number
   of common shares outstanding      3,724       5,189       3,727       5,185
Shares issuable upon assumed
   exercise of outstanding stock
      options                          186          --         186          --
                                     -----       -----       -----       -----
Diluted weighted average number
   of common shares outstanding      3,910       5,189       3,913       5,185
                                     =====       =====       =====       =====

     Total outstanding options to purchase 173,766 and 665,451 shares of common stock as of September 29, 2006 and September 30, 2005, respectively, are not included in the above calculations as their effect would be anti-dilutive.

6.   Business Segment Information

     The Company's reportable segments are business units that manufacture and market separate and distinct products and are, in part, managed separately because each business requires different processes, technologies and marketing strategies.

                                       Third quarter ended      Nine months ended
                                      ---------------------   ---------------------
                                      September   September   September   September
                                       29, 2006    30, 2005    29, 2006    30, 2005
                                      ---------   ---------   ---------   ---------
Sales:
   Mechanical Segment                  $20,269     $18,224     $60,526     $54,660
   Electronics Segment                   9,625       9,449      28,537      28,568
                                       -------     -------     -------     -------
                                       $29,894     $27,673     $89,063     $83,228
                                       -------     -------     -------     -------
Operating income:
   Mechanical Segment                  $ 1,927     $   907     $ 6,088     $ 3,155
   Electronics Segment                     781         448         779         895
                                       -------     -------     -------     -------
                                       $ 2,708     $ 1,355     $ 6,867     $ 4,050
                                       -------     -------     -------     -------
Depreciation and amortization:
   Mechanical Segment                  $   569     $   636     $ 1,691     $ 1,973
   Electronics Segment                     274         280         813         872
   Corporate                               262         237         793         779
                                       -------     -------     -------     -------
                                       $ 1,105     $ 1,153     $ 3,297     $ 3,624
                                       -------     -------     -------     -------
Expenditures for long-lived assets:
   Mechanical Segment                  $   864     $   299     $ 3,479     $   640
   Electronics Segment                     115         481         644       1,201
   Corporate                                61         324         366         612
                                       -------     -------     -------     -------
                                       $ 1,040     $ 1,104     $ 4,489     $ 2,453
                                       -------     -------     -------     -------

Assets:                               September    December
                                       29, 2006    31, 2005
                                      ---------   ---------
   Mechanical Segment                  $46,243     $42,097
   Electronics Segment                  22,770      20,760
   Corporate                             4,866       4,896
                                       -------     -------
                                       $73,879     $67,753
                                       -------     -------

     The Company measures its business segments at the operating income level, and therefore does not allocate interest and other finance costs to determine pre-tax income on an operating segment basis.

7.   Subsequent Event

     On October 26, 2006, the Company's Board of Directors declared a quarterly dividend of 9 cents per share. This dividend will be payable November 17, 2006 to shareholders of record as of the close of business on November 10, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is a worldwide manufacturer of mechanical and electronic products used in the process of power transmission for industrial and other commercial applications. The following tables, derived from the Company's condensed consolidated financial statements, present selected elements of the Company's operating results, and the changes thereto, for the third quarter and nine months year to date of the current and the immediately preceding year. Amounts presented in this Item 2 are in thousands of dollars, unless otherwise indicated.

                                                         Third quarter ended
                                               ---------------------------------------
                                               September   September   Dollar      %
                                                29, 2006    30, 2005   Change   Change
                                               ---------   ---------   ------   ------
Sales
   Mechanical Segment                           $20,269     $18,224    $2,045    11.2%
   Electronics Segment                            9,625       9,449       176     1.9%
                                                -------     -------    ------     ---
      Total Sales                               $29,894     $27,673    $2,221     8.0%
                                                -------     -------    ------     ---
Cost of Sales
   Mechanical Segment                           $14,007     $13,510      $497     3.7%
   Electronics Segment                            6,219       5,909       310     5.2%
                                                -------     -------    ------     ---
      Total Cost of Sales                       $20,226     $19,419      $807     4.2%
                                                -------     -------    ------     ---
Gross Profit
   Mechanical Segment                           $ 6,262     $ 4,714    $1,548    32.8%
   Electronics Segment                            3,406       3,540      (134)   (3.8%)
                                                -------     -------    ------     ---
      Total Gross Profit                        $ 9,668     $ 8,254    $1,414    17.1%
                                                -------     -------    ------     ---
Selling, General and Administrative Expense     $ 6,960     $ 6,899    $   61     0.9%
                                                -------     -------    ------     ---
Sales
   Mechanical Segment                              67.8%       65.9%
   Electronics Segment                             32.2%       34.1%
                                                  -----       -----
      Total Sales                                 100.0%      100.0%
                                                  -----       -----
Cost of Sales as a Percentage of Sales
   Mechanical Segment                              69.1%       74.1%
   Electronics Segment                             64.6%       62.5%
      Total Cost of Sales                          67.7%       70.2%
Gross Profit as a Percentage of Sales
   Mechanical Segment                              30.9%       25.9%
   Electronics Segment                             35.4%       37.5%
      Total Gross Profit                           32.3%       29.8%
Selling, General and Administrative Expenses
   as a Percentage of Sales                        23.3%       24.9%

                                                                                         Nine months ended
                                                                       -----------------------------------------------------
                                                                       September 29,  September 30,
                                                                            2006          2005       Dollar Change  % Change
                                                                       -------------  -------------  -------------  --------
Sales
   Mechanical Segment                                                     $60,526        $54,660         $5,866      10.7%
   Electronics Segment                                                     28,537         28,568            (31)     (0.1%)
                                                                          -------        -------         ------
      Total Sales                                                         $89,063        $83,228         $5,835       7.0%
                                                                          -------        -------         ------
Cost of Sales
   Mechanical Segment                                                     $42,195        $40,101         $2,094       5.2%
   Electronics Segment                                                     18,601         18,444            157       0.9%
                                                                          -------        -------         ------
      Total Cost of Sales                                                 $60,796        $58,545         $2,251       3.8%
                                                                          -------        -------         ------
Gross Profit
   Mechanical Segment                                                     $18,331        $14,559         $3,772      25.9%
   Electronics Segment                                                      9,936         10,124           (188)     (1.9%)
                                                                          -------        -------         ------
      Total Gross Profit                                                  $28,267        $24,683         $3,584      14.5%
                                                                          -------        -------         ------
Selling, General and Administrative Expense                               $21,400        $20,633         $  767       3.7%
                                                                          -------        -------         ------
Sales
   Mechanical Segment                                                        68.0%          65.7%
   Electronics Segment                                                       32.0%          34.3%
                                                                          -------        -------
      Total Sales                                                           100.0%         100.0%
                                                                          -------        -------
Cost of Sales as a Percentage of Sales
   Mechanical Segment                                                        69.7%          73.4%
   Electronics Segment                                                       65.2%          64.6%
      Total Cost of Sales                                                    68.3%          70.3%
Gross Profit as a Percentage of Sales
   Mechanical Segment                                                        30.3%          26.6%
   Electronics Segment                                                       34.8%          35.4%
      Total Gross Profit                                                     31.7%          29.7%
Selling, General and Administrative Expenses as a Percentage of Sales        24.0%          24.8%

Third quarter 2006 continued to gain from a favorable economy, with revenues growing $2.2 million, or 8.0% over the third quarter in 2005. Volume increases contributed 4.4% points of the Company's sales gain, with 2.6% points attributable to favorable pricing, net of higher volume rebates, and the balance of the gain coming from a favorable currency effect. Most of the quarterly sales gain came from the Mechanical business, where sales increased $2.0 million, or 11.2% over the same quarter of 2005. Higher volume accounted for $1.2 million of the increase; higher prices, net of rebates, provided $0.7 million; and the Company realized a $0.1 million favorable currency effect. Higher prices have largely resulted from our US price increases effective September 2005, April and September 2006. Electronic Business sales were flat in real terms, with a $0.2 million gain resulting from a favorable currency effect. Our newest electronics product, the "X4" drive, is priced lower than the legacy products it replaces and unit volumes have not yet risen to the level to compensate for the lower unit pricing.

Year to date 2006 revenues increased $5.8 million or 7.0%, with the Company's largest distributor buying $2.2 million, or 15.0% more, than the comparable period of prior year. Higher sales volume provided $4.2 million of the increase; product mix and pricing net of volume rebates accounted for $1.2 million; and currency gain contributed $0.4 million. As in the second quarter, this gain was largely from Mechanical Business whose sales increased 10.7% or $5.9 million over the first nine months of 2005. Higher volume contributed $4.0 million of this gain; price increases net of volume rebates added $1.4 million; and $0.5 million of the increase was caused by the favorable effects of a weaker US dollar against the Canadian currency. Electronic Business revenue was flat with a $0.1 million increase in volume being negated by an adverse currency effect, largely due to a weaker Euro.

Third quarter 2006 total Company gross profit rose by $1.4 million to $9.7 million. Stated as a percent of net sales, the gross profit margin rose from 29.8% to 32.3% as the gross profit rose 17.1% versus a 8.0 % rise in sales. Mechanical Business was the principal contributor to this favorable situation, as its gross profit was $6.3 million or 64.8% of the total margin for the Company. Compared to third quarter 2005, this segment's gross profit rose $1.5 million. Higher volume contributed $0.6 million of the increase, higher prices $0.7 million and inventory adjustments $0.2 million. Electronics Business gross profit decreased by $0.1 million, principally due to product mix issues where lower priced "X4" platform drives have not reached sufficient volume levels to compensate for the higher priced legacy drives they have been designed to replace.

On a year-to-date basis, the Company's gross profit increased by $3.6 million to $28.3 million. Since gross profit increased at a higher rate than sales, gross margin expressed as a percent of net sales rose from 29.7% to 31.7%. Our Mechanical Business was the main contributor to the gross profit rise with a $3.8 million increase. Higher volume contributed $1.9 million, $1.4 million came from previously announced price increases, and $0.1 million came from a favorable Canadian currency effects. As the Company reduced excessive inventory in 2005, it had to absorb labor and overhead embedded in these inventories at that time. In 2006, the overall inventory level has been increased to meet rising demand, and the absence of the aforementioned embedded charges helped increase Mechanical Division gross profit by $0.8 million. This favorable outcome was partly offset by a $0.4 million increase in energy and other costs of operations. Electronic Business gross margin decreased by $0.2 million, largely due to product mix and higher costs of certain components, partly offset by favorable cost absorption associated with increased X4 drives inventory manufactured to support future demand.

For the third quarter 2006, selling, general and administrative expenses marginally increased by $0.1 million, but due to a higher proportionate increase in sales, decreased as a percent of sales to 23.3% from 24.9% in 2005 third quarter. Year-to-date selling, general and administrative costs increased $0.8 million compared to the first nine months of 2005 but declined from 24.8% to 24.0% measured as a percentage of net sales. Higher management incentive accruals of $0.5 million contributed to this increase.

Interest expense and other finance charges increased $0.5 million in the third quarter to $1.0 million compared to the prior year. This increase was caused by higher debt levels and interest rates incurred under the terms of the Company's new senior secured and senior subordinated debt arrangements finalized in January and October of 2005, respectively, including amortization of the related costs. Interest expense was also higher due to increasing interest rates experienced in the capital markets through 2005, which continued in 2006. For the year to date, interest expense and other finance charges were $1.1 million higher at $2.7 million.

The Company's income tax rates are lower than statutory rates primarily due to certain income tax credits and reductions of previously estimated income tax liabilities. The income tax provisions for the third quarter and nine months year to date were $0.2 million higher than amounts provided in the corresponding periods in the prior year due to increased pre-tax profits.

As a result of the above, net income in the third quarter of 2006 compared to the same quarter in the preceding year increased to $1.3 million from $0.6 million. Diluted net income per share in the third quarter of 2006 was $0.33 per share, compared to a diluted net income per share of $0.11 in the third quarter of 2005. Year to date 2006 net income was $2.9 million, or $0.74 per diluted share compared to net income of $1.4 million, or $0.28 per diluted share for the corresponding period in 2005. Diluted net income per share in 2006 increased due to higher income, as well as a lower number of outstanding shares resulting from the Company's buy-back of 1.5 million shares in October 2005.

Liquidity and Capital Resources:

At September 29, 2006 current and long-term debt totaled $30.7 million, compared to $30.0 million at December 31, 2005, and was comprised of $2.8 million and $7.7 million in revolving and term debt, respectively, under the senior secured credit facility; $5.3 million in tax-exempt revenue bonds; $0.6 million of principally foreign revolving and term debt, and $14.3 million of unsecured subordinated term debt. As of September 29, 2006 the Company had remaining borrowing capacity of $8.3 million.

On January 7, 2005, the Company entered into a new senior secured loan and security agreement (the "Loan Agreement") that provided for up to an $18.3 million revolving line of credit and two term loans totaling $13.0 million (Term Loan A--$10.0 million and Term Loan B--$3.0 million). The proceeds were used to retire amounts outstanding under the Company's outstanding revolving line of credit. In addition, the Loan Agreement secures existing letters of credit that support $5.3 million of industrial revenue bonds and certain obligations under various self-insured workers compensation insurance policies. The borrowings under the Loan Agreement are secured by substantially all of the Company's domestic assets and pledges of 66% of the outstanding stock of the Company's Canadian and Mexican subsidiaries, and 65% of the outstanding stock of the Company's German subsidiary. The Loan Agreement was amended on July 29, 2005 to extend the term for an additional two years through April 2009 and to permit the Company to borrow up to $15.0 million to fund the purchase of up to 1.5 million shares of outstanding common stock and repay Term Loan B, the outstanding balance of which was approximately $2.0 million. The remaining Term Loan A is repayable in monthly principal installments totaling $0.13 million.

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

On October 20, 2005 the Company entered into a Securities Purchase Agreement in exchange for the issuance of $15.0 million of senior subordinated notes (initially valued at $14.24 million on the Company's balance sheet) and detachable warrants (valued at $0.76 million on the Company's balance sheet) to purchase 174,000 shares of the company's common stock. The senior subordinated notes have a stated rate of 12% (effective rate of 12.97%), are due on October 12, 2012, and contain customary financial covenants similar to, but less restrictive than, the covenants in the Loan Agreement. The proceeds from the sale of the notes and detachable warrants were used to acquire 1.5 million shares of the Company's common stock at a purchase price of $11.25 million, repay approximately $2.0 million of term debt under the Loan Agreement, pay $1.0 million of transaction costs related to the stock purchase and related financing transaction, with the balance providing additional working capital.

All borrowings under the Loan Agreement bear variable interest of a margin plus LIBOR. The average borrowing rates for the Company's short-term borrowings at September 29, 2006 and December 31, 2005 were 8.08% and 7.97% respectively. The Company's effective borrowing rates at September 29, 2006 and December 31, 2005 for its long-term obligations were approximately 9.88% and 9.49% respectively.

The Company generated $0.4 million of its cash balance in the 2006 third quarter compared to using a similar amount in 2005 third quarter. For the year to date 2006 the Company used $2.0 million of its cash balance as compared to generating $1.1 million during the same period last year. Operating activities in the third quarter generated $2.3 million of cash versus $4.8 million in the same quarter of the previous year. Year to date 2006 operating activities generated $1.7 million cash as $2.9 million of net income, $3.3 million of depreciation and amortization, and other working capital adjustments exceeded accounts receivable and inventory increases totaling $7.0 million. Operating activities in the first nine months of 2005 yielded $8.7 million of cash, benefiting in part from a $4.8 million reduction of inventory.

During the third quarter of 2006 the Company funded $1.0 million of capital expenditures compared to $1.1 million in the comparable period of 2005. In 2006, year to date capital expenditures were $4.5 million compared to $2.5 million in 2005. The Company's expects to increase capital spending in 2006 to $5.75 million compared to $3.1 million of capital expenditures in 2005. This planned increase is primarily to support upgrading the Company's mechanical products manufacturing capabilities and fund certain facility improvements.

The Company repaid $0.4 million of contractually due long-term loan installments in the third quarter of 2006, similar to the amount repaid in the third quarter of 2005. For the first nine months of 2006, the Company repaid $1.2 million of contractual obligations compared to $2.1 million in 2005. These long-term obligations principally relate to secured term financing obtained in the first quarter of 2005. The reduction in these payment obligations is due to the Company's prepaying $2.0 million of secured term debt with a portion of $15.0 senior unsecured term financing as part of its financing activities in the fourth quarter of 2005.

In July 2006, based on operating results for the second quarter of 2006, the Company board of directors declared a dividend of $0.09 per common share, which totaled $0.3 million. On October 26, 2006, the Company's board of directors declared a dividend in the same amount for the 2006 third quarter.

Based upon our current level of operations, the Company believes that the combination of cash generated by operations and available borrowing capacity under its credit agreements is adequate to finance the Company's operations for the foreseeable future.

Critical Accounting Policies:

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

The Company believes the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies see Note 2 in the December 31, 2005 Consolidated Financial Statements included in the Company's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24,2006 (the "Annual Report"). Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and actual results could differ from these estimates. These judgments are based on our historical experience, terms of existing contracts, current economic trends in the industry, information provided by our customers, and information available from outside sources, as appropriate. Our critical accounting policies include:

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

Product Warranty: In the ordinary course of business, the Company warrants its products against defects in design, materials, and workmanship over various time periods. Warranty reserve and allowance for product returns is established based upon management's best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The warranty reserve and allowance for product returns is not significant to the financial position of the Company for all periods presented.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are currently assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements". SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No.108 will have on our financial statements, but the impact is not expected to be material.

Safe Harbor Statement

Certain information included or incorporated by reference in this document may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects,"

"foresees," "estimates," "projects," "positioned," "strategy," and similar expressions. These statements are based on assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company's longstanding relationships with major customers, the Company's ability to integrate acquired businesses into its operations and realize planned synergies, the extent to which acquired businesses are able to meet the Company's expectations and operate profitably, the ability to obtain third party financing, changes in regulations that could affect demand for products and unanticipated developments that could occur with respect to contingencies such as environmental matters and litigation. In addition, the Company is subject to risks and uncertainties that affect the manufacturing sector generally, including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward-looking statements, all of which are expressly qualified by the foregoing. For additional factors that could impact future results, please see our Annual Report.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks since the 2005 Annual Report to Shareholders.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As of September 29, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. "Disclosure controls and procedures" are defined in Exchange Act Rule 13a-15. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in the achieving the stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 6. Exhibits

31.1   Certification of Principal Executive Officer required by 13a-14(a)

31.2   Certification of Principal Financial Officer required by 13a-14(a)

32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 13, 2006                TB WOOD'S CORPORATION


                                  By: /s/ Joseph C. Horvath
                                      ------------------------------------------
                                      JOSEPH C. HORVATH
                                      Vice-President and Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)