Form 10-K
period 2006-12-31
TB WOODS CORP
filed 2007-03-12
CIK 1000227

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-14182
TB Wood’s Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1771145 (I.R.S. Employer Identification No.)

440 North Fifth Avenue, Chambersburg, PA (Address of principal executive offices)	17201 (Zip Code)
(717) 264-7161
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $20,730,710 based on the last reported sale price of the Company’s Common Stock as reported by the NASDAQ Global Market System.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	February 20, 2007

Common Stock, $.01 par value per share	3,767,643 shares
DOCUMENTS INCORPORATED BY REFERENCE
None

TB WOOD’S CORPORATION
FISCAL YEAR 2006 FORM 10-K ANNUAL REPORT

Safe Harbor Statement
Certain information included or incorporated by reference in this document may be deemed to be “forward looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to the Company’s pending acquisition by Forest Acquisition Corporation, a wholly owned subsidiary of Altra Holdings. Inc., continuation of the Company’s longstanding relationships with major customers, the Company’s ability to integrate acquired businesses into its operations and realize planned synergies, the extent to which acquired businesses are able to meet the Company’s expectations and operate profitably, ability to obtain financing, changes in regulations that could affect demand for products, and unanticipated developments that could occur with respect to contingencies such as environmental matters and litigation. In addition the Company is subject to risks and uncertainties that affect the manufacturing sector generally, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Please refer to Item 1A “Risk Factors”, of this Form 10-K for a further discussion on risks. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. Such forward looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. The Company disclaims any duty to update any forward looking statements, all of which are expressly qualified by the foregoing.
Item 1. Business
General
TB Wood’s Corporation (the “Company” or “TB Wood’s”) is an established designer, manufacturer and marketer of electronic and mechanical industrial power transmission products. The Company’s products are sold to North American and international manufacturers and users of industrial equipment. Headquartered in Chambersburg, Pennsylvania, the 150 year-old business operates seven manufacturing and seven distribution facilities with approximately 830 employees in the United States, Canada, Mexico, Germany, Italy, and India. The Company has a network of more than 1,000 select independent and multi-branch distributors with over 3,000 locations in North America.
The Company’s Internet website address is www.tbwoods.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, you can access the Company’s SEC filings from www.sec.gov.
History
TB Wood’s Incorporated, the Company’s principal operating subsidiary which was founded in 1857, entered the power transmission industry in 1900 and was incorporated in 1906 in Pennsylvania as T.B. Wood’s Sons Company. TB Wood’s Corporation was incorporated in 1995 to acquire the outstanding common stock of TB Wood’s Incorporated. The Company classifies its industrial power transmission business into two segments, mechanical and electronics. Since 1992, the Company has introduced ten new mechanical products and product line extensions, including various mechanical belted drive and coupling products, as components of its mechanical business segment.
Since entering the electronics industrial power transmission business segment in 1968 the Company has introduced new electronic products and product line extensions and currently has ten (10) active standard electronic product families. Three of these introductions have occurred within the last four years. Most of these include extensions to our line of full-featured electronic variable frequency drives (VFD) for controlling the speed of alternating current (AC) industrial induction motors. In 2001, the Company introduced the first National Sanitation Foundation certified drive for use in Food Area Splash Zone applications and micro-sized VFDs were introduced in late 2003. In 2005, the

Company introduced the “X4” AC Drive line as its primary global platform for future AC drive products. The Company remains focused on cost-effective VFDs for industrial Maintenance, Repairs and Operations (MRO) and Original Equipment Manufacturer (OEM) applications and has continued to emphasize the National Electrical Manufacturers Association (NEMA) 4 industrial wash-down drive enclosure targeted for challenging plant environments. In 2006 the Company continued to expand the X4 product family, introducing higher horsepower (HP) sizes, as well as a brand-label version. The electronics business is extremely fast moving and requires a continual introduction of new products for the Company to remain competitive.
The Company has used acquisitions and strategic alliances to enhance product offerings, gain access to technology and products, leverage fixed costs, and extend the Company’s global reach. The Company’s mechanical industrial power transmission business acquisitions include several lines of flexible couplings, gear couplings and variable speed drives. In the electronics industrial power transmission business segment the Company acquired Plant Engineering Consultants, Inc. (PEC), an established supplier of integrated electronic control systems, and Berges electronic GmbH in Germany and its Italian subsidiary Berges electronic S.r.l., well-established VFD developers, manufacturers and marketers, serving primarily the European market.
Industry Overview
The industrial power transmission industry provides mechanical and electronic products used in manufacturing and material processing activities that transfer controlled power from an electric motor or internal combustion engine to a machine. The industrial power transmission industry consists of the following product categories: mechanical power transmission components, including belted drives and couplings, gearboxes, and electronic drives. The Company now competes in belted drives, couplings and electronic drives product categories.
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
Products
The products manufactured by the Company are classified into two segments for financial reporting purposes, mechanical and electronics industrial power transmission businesses. The mechanical business segment includes belted drives and couplings. The electronics business segment includes electronic drives and electronic drive systems. Products of these segments are sold to distributors, OEM’s, and end users for manufacturing and commercial applications. Net sales, in millions of dollars, for our primary business segments are provided below:

	2006		2005		2004
	Net Sales	%	Net Sales	%	Net Sales	%
Mechanical	$79.7	67.1%	$72.4	65.3%	$63.7	62.8%

Electronics	39.2	32.9%	38.5	34.7%	37.8	37.2%

Totals	$118.9	100.0%	$110.9	100.0%	$101.5	100.0%

For further information on the Company’s operating segments, refer to the consolidated financial statements and footnote No. 9 included in this Form 10-K.
Mechanical Product Offering
The Company’s mechanical product offering includes a full line of stock and made-to-order products including V-belt drives, synchronous drives, variable speed drives and a broad line of flexible couplings, as well as hydrostatic drives, clutches and brakes. These products are used in a variety of industrial applications to transmit power from electric motors and internal combustion engines to machines. The primary markets for these products are the construction, oilfield, specialized industrial machinery, food processing, material handling, pumps, compressors, mining, pulp and paper and agricultural equipment industries.
Electronic Product Offering
The Company designs and manufactures AC electronic VFDs, and integrated electronic drive systems that are marketed throughout North America and internationally. These products are used to control the speed, acceleration and other operating characteristics of electric motors in manufacturing processes. The Company’s standard AC electronic VFD products, which represent a majority of the Company’s net sales of electronic products, are programmable to meet the needs of specific applications with particular strengths in water pumping, food and beverage processing, materials handling, HVAC, oil production, textile/fibers, packaging, furniture making and general machinery applications. The Company’s electronic products are designed to meet both North American and European electrical standards. A significant portion of the European business is in custom designed drives for OEM customers. In 2003, the Company introduced the SE1 and SW1 “micro-drive” products to complement our existing product lines. In 2005, the Company introduced the X4 AC Drive platform. This new line of drives offers customers enhanced features compared to the products it replaces, while retaining the Company’s tradition of form and functionality for harsh operating environments. Considerable investment continues to be made in the development of this platform, expanding this product line throughout 2006 to include higher horsepower drives and versions better suited to use by OEM’s in North America and Europe. PEC, the Company’s integrated electronic drive systems operations, integrates uniquely configured AC electronic VFDs, programmable logic controllers, in-house custom designed printed circuit boards and software. These systems are built in standard or custom enclosures to meet the requirements of specific applications.
Marketing and Distribution
The Company’s products are sold principally throughout North America and to a lesser extent internationally. In North America, the Company sells to more than 1,000 authorized independent and multi-branch industrial distributors with over 3,000 locations that resell the Company’s products to industrial consumers and OEMs. The Company also sells directly to over 300 OEMs. The Company’s marketing alliances include licensing agreements and distribution agreements with distributors and manufacturers who, in some cases, market the Company’s products under private label agreements. In North America, the Company has its own technical sales force of more than 20 people and several specialized manufacturers’ representatives.
The Company operates distribution centers in Chambersburg, Pennsylvania; Reno, Nevada; Stratford, Ontario; Montreal, Quebec; Edmonton, Alberta; Mexico City, Mexico; Marienheide, Germany; and Bangalore, India.
The Company’s products are manufactured to maintain stock inventories and to meet forecasts from specific customers. On-time delivery is important. Order backlogs are generally less than one month’s customer shipments and are not considered to be material in amount.
Customers
The OEM market is served directly by the Company and through industrial distributors. The replacement market for the Company’s products is served primarily through industrial distributors. The Company’s distributors include, among others, Motion Industries and Kaman Industrial Technologies, who are among the largest distributors in the industrial power transmission industry. The Company’s OEM customers include a number of Fortune 500 companies. Management believes that the Company is one of the leading suppliers of power transmission products, based on sales volume, to its distributors. The Company’s five largest customers accounted for approximately 32%, 32% and 33% of the Company’s consolidated revenue for fiscal years 2006, 2005 and 2004, respectively. One such customer, an industrial distributor with a large diversified customer base, accounted for approximately 17%, 17% and 14% of the Company’s consolidated revenue for fiscal 2006, 2005 and 2004, respectively.
Competition
The industrial power transmission industry is highly competitive. The Company competes with several divisions of large industrial companies as well as many small to mid-sized independent companies in the mechanical product category. Competition in the mechanical product offering is based on availability, quality, price, product line breadth, engineering and customer support. The Company’s most significant competitors in the mechanical product category include Baldor Electric, Inc. (Dodge), Emerson Electric Co. (Browning), Martin Sprocket & Gear, Inc., Poulies Maska, Inc., Rexnord Industries, Inc. and Lovejoy, Inc. Management believes that there are few significant foreign competitors in the North American mechanical product market because of a fragmented customer base, prohibitive freight costs as compared to selling price, and difficult access to existing distribution channels.
Competition in the AC electronic drive product categories is based on product performance, physical size of the product, tolerance for hostile environments, application support, availability and price. The Company’s competitors in these electronic product categories include large multi-national companies in North America, Europe and Asia, as well as many small, domestic niche manufacturers. The integrated electronic drive system market is driven by increased demand from end users for greater productivity and process control. This market includes sales of products used in the maintenance and replacement of existing systems, upgrades to existing systems and new capacity expansion.

Competition is based on process knowledge and engineering, software design, product durability and price. Major VFD and systems competitors include Asea Brown Boveri (ABB), Rockwell Automation (Allen Bradley and Reliance Electric), Emerson Electric Co. (Control Techniques), Baldor Electric, Siemens Corp. and Yaskawa.
Research and Development
The Company’s research and development efforts include the development of new products, the testing of products and the enhancement of manufacturing techniques and processes. The Company’s annual expenditures for research and development (including royalties and payments to third parties) were $2.5 million for 2006, $1.9 million for 2005, and $2.3 million for 2004, which, as a percent of net sales during the last three fiscal years, have been 2.1%, 1.8% and 2.3%, respectively. Research and development for mechanical products focuses on more efficient and/or application specific product designs, as well as improved manufacturing processes. Electronic product development for standard and custom product is jointly conducted by engineering personnel located at the Company’s corporate headquarters and at the Company’s Italian subsidiary, where product development is primarily focused on customer-specific solutions. As a result of this collaboration, the Company has been able to more quickly adopt its new X4 drive platform to a wider power range in less time, and has increased its “vitality index”, or the percentage of total sales for the current fiscal year generated by products introduced in the prior three fiscal years, for standard electronic products from 8% in 2004 to 22% and 43% in 2005 and 2006, respectively.
Raw Materials
The Company’s mechanical manufacturing operations use various types of scrap steel, including pig iron, metal stampings, castings, forgings and powdered metal components. The Company also designs, tools and out-sources special components made of powdered metal and polymers. The Company purchases these and other materials used in its mechanical manufacturing operations from a number of suppliers, and management believes that the availability of its materials is adequate and not significantly dependent on any one supplier. Scrap metal prices have remained relatively stable throughout 2006 and 2005, averaging approximately $312 and $321 per ton, respectively, although such prices increased approximately 95% in 2004. As a result, the Company implemented price increases for its mechanical products during 2004 and 2005 to partially offset these higher costs, and continued selective price increases in 2006 in response to demand for its products.
The Company generally uses standard purchased components in all of its electronic products. The Company also purchases specialized components designed by its engineers. Purchased components include power transistors, capacitors, printed circuit boards, microprocessors and associated semiconductor integrated circuits, aluminum heat sinks, plastic enclosures and sheet metal stampings. These electronic parts and components are purchased from a number of suppliers and management has taken steps to qualify multiple sources for key items, where possible, as well as seeking global supply solutions to reduce costs.
Patents and Trademarks
The Company owns patents relating to its coupling, composite, synchronous drive, open belted variable speed drive and electronic drive product lines. The Company also owns patents relating to the design of its products. From time to time, the Company will grant licenses to others to use certain of its patents and will obtain licenses under the patents of others. In addition, the Company owns, or has the right to use, registered United States trademarks for the following principal products: Sure-Flex®, Formflex®, Dura-Flex®, Sure-Grip®, Ultra-V®, QT Power Chain®, E-trAC®, Petro-trAC®, Win-Trac® PDA-Trac® All-Pro® and Wood’s@Work®.
Employees
As of December 31, 2006, the Company employed 830 people. The National Metal Workers’ Union of Mexico represents approximately 140 production employees in the Company’s Mexican facilities pursuant to collective bargaining agreements that are subject to annual renewals. At the Company’s Stratford, Ontario facility, four employees are represented by the United Steelworkers of America pursuant to a collective bargaining agreement that was extended in January 2007. The Company offers training programs to improve employees’ operating, management and team-building skills and believes it generally maintains positive labor relations.
Environmental Matters
As with most industrial companies, the Company’s operations and properties are required to comply with, and are subject to liability under federal, state, local and foreign laws, regulations and ordinances relating to the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes. The nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters.
The Asset Purchase Agreement for the Company’s 1993 acquisition of the Mt. Pleasant Facility from Dana Corporation (“Dana”) included an environmental indemnity provision. Pursuant to this provision, Dana agreed to indemnify the Company with respect to any environmental liabilities to the extent they arose out of environmental conditions first occurring on or before the closing date, including the presence or release of any hazardous substances at, in or under the Mt. Pleasant Facility and with respect to the identification of the Mt. Pleasant Facility as a CERCLIS No Further Action site and on the Michigan list of inactive hazardous waste sites. Until March 2006, Dana conducted limited remediation with respect to volatile organic compounds found in soils and groundwater. Dana filed for bankruptcy in March 2006 and notified the Company that it would no longer perform its remediation obligations. The Company subsequently filed a proof of claim in the Bankruptcy Court in September 2006. The Company has been notified by the Michigan Department of Environmental Quality (MDEQ) that Dana is considered responsible for investigating and/or remediating such environmental conditions at the property. Although the MDEQ has not notified the Company that it is required to undertake remediation that Dana had been performing, the Company may incur additional costs as a result of Dana’s bankruptcy and subsequent non-performance.
The Company believes that its facilities are in substantial compliance with current regulatory standards applicable to air emissions under the Clean Air Act Amendments of 1990 (CAAA). At this time, the Company cannot estimate when other new air standards will be imposed or what technologies or changes in processes the Company may have to install or undertake to achieve compliance with any applicable new requirements at its facilities. The Company has no reason to believe that such expenditures are likely to be material. Similarly, based upon the Company’s experience to date, the Company believes that the future cost of currently anticipated compliance with existing environmental laws relating to wastewater, hazardous waste and employee and community right-to-know should not have a material adverse effect on the Company’s financial condition.
Geographical Information
See footnote 9 “Business Segment Information” to the consolidated financial statements for information on sales and long lived assets by geographical area.
Recent Developments
On February 17, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Altra Holdings, Inc. and Forest Acquisition Corporation, a wholly owned subsidiary of Altra (collectively “Altra” or “Purchaser”), and TB Wood’s. Under the terms of the Merger Agreement, Altra has commenced a cash tender offer (the “Offer”) to acquire all of the outstanding shares of common stock, par value $0.01 per share, of TB Wood’s at a price of $24.80 per share. The Offer, which is expected to close in April 2007, is subject to at least 66 2/3% of the shares of TB Wood’s Corporation (adjusted to take into account the potential exercise of certain securities exercisable for shares of TB Wood’s) being tendered and not withdrawn, as well as other customary tender offer conditions, including, among others, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. As soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into TB Wood’s (the “Merger”) and, together with the Offer, (the “Transactions”), and TB Wood’s will become a wholly owned subsidiary of Altra. In the Merger, the shares of TB Wood’s that remain outstanding following the Offer, other than shares held by Parent or Purchaser or by stockholders who have validly exercised their appraisal rights under Delaware law, will be converted into the right to receive the Merger Consideration. The Merger is subject to customary closing conditions, including, depending on the number of shares held by Purchaser after completion of the Offer, approval of the Merger by the remaining shareholders of TB Wood’s.
Mr. Thomas C. Foley, the largest stockholder of TB Wood’s, has entered into a support agreement (the “Support Agreement”), dated February 17, 2007, in which he has agreed to tender 1.6 million shares in the Offer, representing approximately 42.5% of the shares of TB Wood’s currently issued and outstanding. The obligations under the Support Agreement terminate upon a termination of the Merger Agreement and the payment by TB Wood’s, in certain circumstances, of a termination fee.
TB Wood’s also has agreed not to solicit or support any alternative acquisition proposals, subject to customary exceptions for TB Wood’s to respond to an unsolicited “superior proposal”, as defined in the Merger Agreement, in the exercise of the fiduciary duties of its Board of Directors. In the event of termination of the Merger Agreement, TB Wood’s may be obligated to pay a termination fee of $4.5 million under certain circumstances.

In connection with the Merger Agreement, TB Wood’s and certain of its subsidiaries have entered into a side letter with AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged) Fund LP, dated February 17, 2007 (the “AEA Side Letter”). Pursuant to the AEA Side Letter, each of AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged) Fund LP has agreed to exercise, at the close of the Offer, its put rights to cause TB Wood’s and certain of its subsidiaries to prepay the 12% Senior Subordinated Notes due 2012 at the change of control redemption price of 101%, which amounts shall be paid upon consummation of the Merger.
Item 1A. Risk Factors
In addition to the risks described elsewhere in this Annual Report on Form 10-K, the following are important factors that could materially impact the Company’s results of operations or financial condition as well as the trading price of common stock. We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC.
Risks Related to our Company
Failure to complete the Merger could have a material adverse affect on our results of operations and financial condition.
On February 17, 2007, the Company entered into the Merger Agreement with Altra. Pursuant to the Merger Agreement, the Company has agreed not to solicit or support any alternative acquisition proposals, subject to customary exceptions for us to respond to an unsolicited “superior proposal”, as defined in the Merger Agreement, in the exercise of the fiduciary duties of our Board of Directors. The Offer and Merger are subject to customary closing conditions, including receipt of required regulatory approvals and compliance by us with certain representations, warranties and covenants. In the event of termination of the Merger Agreement, including for our failure to comply with the closing conditions, we would be obligated to pay a termination fee of $4.5 million under certain circumstances, which would have a material adverse effect on our financial condition. In addition, because we have agreed to operate our business in the ordinary course until completion of the Merger, we may not pursue acquisition activity or explore new lines of business, which, in the event of a termination of the Merger Agreement, could have a material adverse effect on our future business prospects.
Concentration of ownership among our existing executives, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executives, directors and principal stockholders beneficially own, in the aggregate, securities representing approximately 53% of the voting power of our outstanding common stock. Accordingly, these stockholders can exercise significant influence over our business policies and affairs, including the composition of our board of directors and any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of significant corporate transactions, including the Transactions. This concentration of ownership will limit other stockholders’ ability to influence corporate actions. We cannot assure that the interests of these stockholders will not conflict with other stockholders’ interests. In addition, other stockholders’ interests may conflict with these stockholders in a number of areas relating to our past and ongoing relationships, including the timing and manner of any sales or distributions by these stockholders of all or any portion of their ownership interest in the Company, and the evaluation of, and activities concerning, business opportunities that may be presented to the Company, its directors and any affiliates associated with TB Wood’s.
The price of our common stock has been and may continue to be volatile.
Historically, the market price of our common stock has fluctuated over a wide range. In fiscal year 2006 our common stock traded in a range from $ 6.90 to $ 17.74 and at February 20, 2007 following our merger announcement, our stock price was $ 24.67. In the event the aforementioned merger transaction is not consummated, it is likely that the price of our common stock will fluctuate in the future. The market price of companies with small-capitalization like ours may from time to time experience significant price and volume fluctuations unrelated to the operating performance. In particular, the market price of our common stock may fluctuate significantly due to a variety of factors, including the sale or purchase of a significant block of shares, or overall movement of stock market indices. In addition, the occurrence of any of the other risks described in Item 1A could have a material and adverse impact on the market price of our common stock.
Our senior secured credit facility and the purchase agreement governing our senior subordinated notes impose certain restrictions on the operation of our business. A failure to comply with these restrictions could lead to an event of default, resulting in an acceleration of indebtedness, which may affect our ability to finance future operations or capital needs, or to engage in other business activities.

The operating and financial restrictions in our debt agreements, including our senior secured credit facility and our senior subordinated notes, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our debt agreements contain certain covenants and financial tests that limit the way we conduct business, including covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, pre-pay any subordinated indebtedness, make investments and other restricted payments, make capital expenditures, make acquisitions and sell assets. These covenants may prevent us from raising additional financing, competing effectively or taking advantage of new business opportunities. Under our debt agreements, we are required also to maintain specific financial ratios and satisfy certain financial tests. If we cannot comply with these covenants or meet these ratios and other tests, it could result in a default under one or more of our debt agreements, and unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations and financial condition depending upon our outstanding balance at the time.
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
Although we have reported operating income for fiscal years 2002 through 2006, we reported net losses for fiscal years 2002 and 2003. In addition, 2004 operating results would have reflected a net loss had the Company not recognized a non-recurring, non-cash gain related to the termination of a post-retirement benefit plan. Although 2006 was profitable, we cannot assure you that we will continue to operate profitably, and if we do not, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations and financial condition.
Risks Related to our Business
We operate in the highly competitive electronic and mechanical industrial transmission industry.
The industrial power transmission industry is highly competitive. Our competitors include both large multi-national companies as well as many small domestic niche manufacturers. Our operating results depend in part on continued successful research, development and marketing of new and or improved products and services, particularly in the electronics business, and there can be no assurance that we will continue to successfully introduce new products and services. Our total operations are smaller than those of many of our competitors, many which are divisions of large, multi-national corporations, and we therefore may not have the same access to financial and other resources. Any increase in competition in our markets, or other activities by our competitors, could have a material adverse affect on our business, results of operations and financial condition.
Our business is cyclical.
Our business is dependent on macro-economic factors, including industrial and consumer spending, and is therefore impacted by the cyclical strength of the economy generally, interest rates and other factors. Economic factors adversely affecting OEM production and consumer spending could adversely impact us. During periods of expansion in original equipment manufacturer production, we generally have benefited from increased demand for our products. Conversely, during recessionary periods, we have been adversely affected by reduced demand for our products.
A significant portion of our revenues are generated from a limited number of customers and the termination of one or more of our relationships with any of these customers could have a material adverse effect on our business.
We depend on revenues from several significant customers, and any loss, cancellation, or reduction of, or delay in, purchases by these customers could harm our business. The Company’s five largest customers represent 32% of our revenues. Our success will depend on our continued ability to develop and manage relationships with these customers. We expect that significant customer concentration will continue for the foreseeable future. However, the loss of one or more of these relationships or a decline in the orders of a significant customer would have a material adverse affect on our business, results of operations and financial condition.

The relocation of customers to off-shore locations could result in increased costs of production and subject us to increased economic risk if we shift operations to meet customer demands.
Off-shore customers and any relocation of our customers’ operating facilities could lead us to being a higher cost producer. In addition, some of our operations depend on production facilities located abroad. Operations that are located outside of the United States may be subject to increased risks of disrupted production which could cause delays in shipments and loss of customers and revenues. Our manufacturing facilities abroad may be more susceptible to changes in laws and policies in host countries and economic and political upheaval than our domestic facilities. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate us.
Our dependence on, and the price of, raw materials may adversely affect our profits.
We use a variety of raw materials and components in our business and significant shortages or price increases could increase our operating costs and adversely impact the competitive position of our products. In 2004, we experienced significant volatility and upward cost pressure for scrap steel and ancillary steel-based components, our primary raw materials. We cannot be assured that the prices we pay for these materials will not increase further. If we are unable to pass these or other price increases to our customers, our future profitability may be materially adversely affected.
We may be adversely affected by environmental, health and safety laws and regulations.
Our operations and properties are subject to federal, state, foreign and local laws, regulations and ordinances relating to environmental, health and safety risks. The nature of our operations exposes us to the risk of claims with respect to environmental, health and safety matters and any failure to comply with any environmental, health and safety regulations could subject us to future liability, including, fines, penalties and the suspension of production. Any changes in the regulatory regime applicable to us or any significant penalties for failure to comply with applicable laws and regulations could have a material adverse affect on our business, results of operations and financial condition.
Our operations abroad subject us to foreign currency fluctuations.
Our consolidated financial statements are denominated in U.S. dollars and accordingly, changes in the exchange rates between our subsidiaries’ local currency and the U.S. dollar will affect the translation of such subsidiaries financial results into U.S. dollars for the purposes of reporting consolidated financial results.
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
Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. Recruiting and retaining skilled personnel has become even more competitive as the domestic economy has improved in recent years. In addition, key personnel may choose to terminate their service with us due to our pending acquisition by Altra. The loss of services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company owns and operates the following facilities:

Location	Operations	Square Feet

Chambersburg, Pennsylvania	Foundry production of iron; manufacturing, engineering and central distribution of mechanical and electronic products; and corporate headquarters.	440,000
Scotland, Pennsylvania	Manufacturing of electronic products.	51,300
Stratford, Ontario, Canada	Central distribution and administrative offices for Canada.	46,000
San Marcos, Texas	Manufacturing and engineering of mechanical products.	51,000
Mt. Pleasant, Michigan	Manufacturing of mechanical products.	30,000
Chattanooga, Tennessee	Manufacturing, engineering, and sales of integrated electronic drive systems.	60,000
In addition, the Company leases manufacturing facilities in San Luis Potosi, Mexico (71,800 square feet) and Naturns, Italy (19,500 square feet). The Company also leases distribution facilities in Reno, Nevada; Marienheide, Germany; Montreal, Quebec; Edmonton, Alberta; Bangalore, India; and Mexico City, Mexico. The Company believes that its facilities are adequate for its current needs.
Item 3. Legal Proceedings
From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company does not believe that the outcome of any of these actions will have a materially adverse affect on the consolidated financial position of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted for a vote of the security holders during the fourth quarter of 2006.

Part II
Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company is traded on NASDAQ Global Market under the symbol “TBWC”. The high and low prices as reported on the Nasdaq Global Market or, prior to the effectiveness of the Nasdaq Global Market, by the NASDAQ National Market for the Common Stock, and dividends paid on Common Stock, during the period from January 3, 2005 through December 31, 2006 were as follows:

		Price		Dividends
		High	Low	Declared	Paid
Fiscal Year 2005	1st quarter	$7.00	$5.10	$—	$—
	2nd quarter	8.87	5.00	—	—
	3rd quarter	7.39	4.77	—	—
	4th quarter	8.00	6.09	—	—

Fiscal Year 2006	1st quarter	$13.95	$6.90	$—	$—
	2nd quarter	14.98	10.19	—	—
	3rd quarter	12.31	9.09	.09	.09
	4th quarter	17.74	10.57	.09	.09
On February 20, 2007, there were 135 shareholders of record of the Company’s Common Stock and the closing sales price was $24.67 per share.
On February 17, 2007, the Company entered into the Merger Agreement, by and among Altra and TB Wood’s. Under the Merger Agreement, Altra has commenced the Offer to acquire all of the outstanding shares of common stock, par value $0.01 per share, of TB Wood’s at a price of $24.80 per share. The Offer, which is expected to close in April 2007, is subject to at least 66 2/3% of the shares of TB Wood’s Corporation (adjusted to take into account the potential exercise of certain securities exercisable for shares of TB Wood’s) being tendered and not withdrawn, as well as other customary tender offer conditions, including, among others, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.
The Company resumed payment of dividends in the third quarter of 2006, the first such dividends declared since the second quarter of 2004 due to restrictions contained in the Company’s financing agreements. The declaration of any dividend, including the amount thereof, is at the discretion of the Board of Directors of the Company and depends on the Company’s current financial condition, results of operations, capital requirements, compliance with loan agreements and such other factors as the Board of Directors deems relevant.
There were no sales of unregistered securities during the period of January 1 through December 31, 2006.
The following table presents information regarding the Company’s equity compensation plans, which include the 1996 Stock-Based Incentive Compensation Plan and the 2006 Stock-Based Incentive Compensation Plan, as of December 31, 2006.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity (stock options) compensation plans approved by security holders	618,749	$9.20	—
Equity compensation plans not approved by security holders	—	—	—

Total	618,749	$9.20	—

The following graph compares the cumulative total stockholder return on our Common Stock over the past five years with the cumulative total return on shares of companies comprising the Russell 2000 index and a special Peer Group index, assuming reinvestment of dividends.
Comparison of Cumulative Total Returns
Among TB Wood’s, Russell 2000, and Peer
Group
Item 6. Selected Financial Data
The following tables set forth selected historical financial and operating data for the Company for each of the five years through fiscal year 2006 and have been derived from the Company’s financial statements which have been audited by the Company’s independent registered public accounting firm. The information set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto and Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
In 2004, the Company adopted a policy to change its fiscal year to a calendar year, effective with the calendar year commencing January 1, 2005. Prior to fiscal year 2005, the Company’s 52/53-week fiscal year ended on the Friday closest to the last day of December. Fiscal year ends 2006, 2005, 2004 and 2002 were 52 week years while fiscal year 2003 was a 53 week year. Fiscal year-ends were as follows:

2006	December 31, 2006
2005	December 31, 2005
2004	December 31, 2004
2003	January 2, 2004
2002	December 27, 2002

Selected Financial Data
(in thousands, except per share data)

Fiscal Year	2006	2005	2004	2003	2002

Net sales	$118,935	$110,897	$101,515	$96,415	$104,383

Gross profit	38,145	33,705	27,723	29,397	33,145
Selling, general and administrative expense	28,641	27,717	28,371	28,635	29,178
Non- recurring gain on termination of benefit plan	—	—	9,258	—	—
Minority interest	—	—	—	—	151
Operating income	9,504	5,988	8,610	762	3,816

Net income (loss)	$4,114	$2,380	$4,618	$(360)	$(1,050)

Cash Flow
Cash provided by operations	$4,560	$12,285	$4,200	$2,589	$12,450
Capital expenditures	$5,377	$3,062	$2,009	$2,227	$3,481

Adjusted working capital (1)	$23,326	$20,709	$23,789	$24,834	$20,955
Total assets	$72,768	$67,753	$69,370	$76,407	$77,576

Current portion of long-term debt	$4,745	$4,138	$7,605	$53	$18,363
Long-term debt, less current portion	23,884	25,829	16,708	25,371	5,436

Total debt	$28,629	$29,967	$24,313	$25,424	$23,799

Shareholders’ equity	$26,546	$21,518	$29,735	$25,418	$26,413
Per Share Data
Basic net income (loss)	$1.10	$0.48	$0.89	$(0.07)	$(0.20)
Diluted net income (loss)	$1.05	$0.48	$0.89	$(0.07)	$(0.20)
Cash dividends paid	$0.18	$0.00	$0.27	$0.36	$0.36
Weighted average dilutive shares outstanding	3,929	4,961	5,166	5,180	5,232

(1)	Adjusted working capital is total current assets less current liabilities excluding the current portion of long-term debt shown above.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company is a worldwide manufacturer of mechanical and electronic products used in the process of power transmission for industrial and other commercial applications. Fiscal year 2006 continued to reflect strong demand in the Company’s marketplace, particularly for its Mechanical Division products, experienced by the Company beginning in 2004 following a prolonged slump in the industrial markets that began in the second half of 2000. The favorable economic conditions have permitted the Company to be able to continue a disciplined strategy of price increases. In addition, costs for the Company’s primary raw materials, principally the costs of scrap steel and ancillary steel-based components used in the manufacture of its mechanical products, remained fairly stable throughout 2006 and 2005 following a period of significant volatility and upward cost pressure that occurred in 2004. The Company continued to address other cost reduction activities through expanded lean manufacturing initiatives. Together, these matters contributed to continued improvement in overall profitability for the Company in 2006.

The following tables, derived from the Company’s audited consolidated financial statements, present selected elements of the Company’s operating results, and the changes thereto, for each of the two most recent years compared to the results for the immediately preceding year.
Year ended December 31, 2006 Compared to Year Ended December 31, 2005
(in thousands)

	2006	2005	Dollar Change	% Change
Sales
Mechanical Business	$79,773	$72,361	$7,412	10.2%
Electronics Business	39,162	38,536	626	1.6%

Total Sales	$118,935	$110,897	$8,038	7.2%

Cost of Sales
Mechanical Business	$55,512	$52,213	$3,299	6.3%
Electronics Business	25,278	24,979	299	1.2%

Total Cost of Sales	$80,790	$77,192	$3,598	4.7%

Gross Profit
Mechanical Business	$24,261	$20,148	$4,113	20.4%
Electronics Business	13,884	13,557	327	2.4%

Total Gross Profit	$38,145	$33,705	$4,440	13.2%

Selling, General and Administrative Expenses	$28,641	$27,717	$924	3.3%

Sales as a percentage of total sales
Mechanical Business	67.1%	65.3%
Electronics Business	32.9%	34.7%

Total Sales	100.0%	100.0%

Cost of Sales as a percentage of sales
Mechanical Business	69.6%	72.2%
Electronics Business	64.5%	64.8%
Total Cost of Sales	67.9%	69.6%

Gross Profit as a percentage of sales
Mechanical Business	30.4%	27.8%
Electronics Business	35.5%	35.2%
Total Gross Profit	32.1%	30.4%

SG&A Expense as a percentage of total sales	24.1%	25.0%
Consolidated revenues increased in 2006 by $8.0 million, or 7.2%, with the Company’s largest distributor buying $1.5 million, or 8.0% more than in 2005. Overall sales volume growth provided $4.7 million of the increase; product mix and pricing, net of rebates, accounted for $2.5 million; and currency gain contributed $0.8 million. This revenue gain was largely from the Mechanical Business where sales increased 10.2% or $7.4 million over fiscal 2005. Higher volume contributed $4.3 million of this gain; improved pricing added $2.6 million; and $0.5 million of the increase was caused by the favorable effects of the Canadian currency. Electronic Business revenue increased $0.6 million or 1.6% over fiscal 2005, with $0.4 million of this gain from higher volume and $0.2 million increase as a result of favorable currency, largely due to a stronger Euro.
The Company’s gross profit increased in 2006 by $4.4 million to $38.1 million. Because gross profit increased at a higher rate than sales, gross margin expressed as a percent of net sales rose from 30.4% to 32.1%. Our Mechanical Business was the main contributor to the gross profit rise with a $4.1 million increase in gross profit. Higher volume contributed $2.1 million while favorable pricing provided $2.5 million. This favorable outcome was partly offset by an increase in energy and other costs of operations. Electronic Business gross margin increased by $0.3 million or 2.4%, principally as a result of $0.2 million of higher volume and $0.1 million favorable Euro currency effect.
In 2006, selling, general and administrative costs increased $0.9 million compared to 2005, but declined from 25.0% to 24.1% measured as a percentage of net sales. Higher management incentive accruals of $0.5 million and increased freight costs of $0.3 million associated with higher volumes were principal causes of increased SG&A costs in 2006.

Interest expense and other finance charges increased $1.3 million to $3.6 million compared to the prior year. This increase was principally caused by higher average debt levels and interest rates attributable to the Company’s senior subordinated debt arrangements finalized in October of 2005.
The Company’s income tax rates are lower than statutory rates primarily due to certain income tax credits. The income tax provision for the full year 2006 was $0.5 million higher than amounts provided in the prior year primarily due to increased pre-tax profits.
As a result of the above, 2006 net income was $4.1 million, or $1.05 per diluted share compared to net income of $2.4 million, or $0.48 per diluted share for fiscal 2005. Diluted net income per share in 2006 increased due to higher income, as well as a lower number of outstanding shares resulting from the Company’s buy-back of 1.5 million shares in October 2005.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
(in thousands)

	2005	2004	Dollar Change	% Change
Sales
Mechanical Business	$72,361	$63,732	$8,629	13.5%
Electronics Business	38,536	37,783	753	2.0%

Total Sales	$110,897	$101,515	$9,382	9.2%

Cost of Sales
Mechanical Business	$52,213	$47,788	$4,425	9.3%
Electronics Business	24,979	26,004	(1,025)	(3.9%)

Total Cost of Sales	$77,192	$73,792	$3,400	4.6%

Gross Profit
Mechanical Business	$20,148	$15,944	$4,204	26.4%
Electronics Business	13,557	11,779	1,778	15.1%

Total Gross Profit	$33,705	$27,723	$5,982	21.6%

Selling, General and Administrative Expenses	$27,717	$28,371	$(654)	(2.3%)

Sales as a percentage of total sales
Mechanical Business	65.3%	62.8%
Electronics Business	34.7%	37.2%

Total Sales	100.0%	100.0%

Cost of Sales as a percentage of sales
Mechanical Business	72.2%	75.0%
Electronics Business	64.8%	68.8%
Total Cost of Sales	69.6%	72.7%

Gross Profit as a percentage of sales
Mechanical Business	27.8%	25.0%
Electronics Business	35.2%	31.2%
Total Gross Profit	30.4%	27.3%

SG&A Expense as a percentage of total sales	25.0%	27.9%
The continuing strength in general economic conditions during 2005 helped the Company experience a $9.4 million increase in revenues compared to 2004. The revenue growth can be attributed to three major factors: increased demand or volume for the Company’s products, increased prices for those products, and foreign currency fluctuations relative to the United States dollar and the local currency utilized by the Company’s foreign subsidiaries.
The Company’s Mechanical Division experienced increased selling volume of $5.8 million, which accounted for nearly two-thirds of its total revenue growth. The Company believes that the strong economic recovery, buoyed in part by the market for the Company’s products used in oil production, contributed substantially to this increased demand. The Company was also able to increase prices in 2005 for certain of its Mechanical products, contributing approximately $2.1 million to increased revenues for the year. The remainder of the Mechanical Division sales growth related to a stronger Canadian dollar. The Company also experienced a $0.6 million increase in sales of its electronic products attributable to increased sales of products used to produce petroleum and the successful introduction of the Company’s new “X-4”AC drive. The remaining increase in sales revenues related to minor price changes and currency fluctuations.
Overall gross profit as a percent of net sales increased to 30.4% in 2005 compared to 27.3 % in 2004. This gain can be attributed to $2.0 million of price increases, or 1.9 points, and the absence in 2005 of $1.5 million in non-recurring closure costs associated with the closure of the Trenton facility incurred in 2004, or 1.4 points. Gains from currency of approximately $0.3 million and reduced LIFO costs of $0.8 million were largely offset by the higher cost of goods sold for products produced in previous years being recognized in 2005, as the Company made substantial reductions in its inventories from prior year levels.
Gross profits of the Company’s Mechanical Division increased approximately $4.2 million, to 27.8% of sales in 2005 compared to 25.0% of sales in 2004, principally due to selling price increases, higher sales volume levels and the elimination of the non-recurring costs described above, offset by the effects of increased sales of lower margin products, and higher unit costs of goods sold in the current period attributable to goods made in previous years. 2005 production levels were kept lower than sales volume in order to reduce investment in inventory, which declined by $3.4 million. The Electronic Business gross profit increased $1.8 million, to 35.2% of sales compared to 31.2% of sales in 2004. The 4.0 points of margin improvement can be attributable primarily to a lower overall production cost structure, as the Company realized a full year of reduced unit costs attributable to cost savings initiatives undertaken in the second half of 2004. In addition, minor sales volume and product mix gains contributed approximately 1.0 point to this margin improvement.
Selling, general and administrative expenses declined $0.7 million in 2005 compared to the previous fiscal year. Due to increased revenue levels, the above decline in these costs resulted in selling, general and administrative expenses being 25.0% of sales in 2005 compared to 27.9% of sales in 2004. The primary reason for the lower costs in 2005 was the $1.1 million decrease in salaries and benefit costs in 2005 principally resulting from restructuring of corporate sales and marketing costs in the second half of 2004, and a $0.3 million decrease in insurance costs. The effects of these cost savings initiatives were offset by the elimination of $0.6 million of amortized gains recognized in 2004 prior to the termination of the Company’s post-employment healthcare insurance program in the fourth quarter of 2004, and to a lesser extent $0.3 million in management incentive expense recognized in 2005 related to overall improved operating performance.
In 2004, the Company continued steps to maintain total healthcare spending at affordable levels. In connection with these efforts, when the Company announced the termination of its post-employment healthcare benefit plan in the fourth quarter of 2004, the Company recognized a pre-tax gain aggregating $9.3 million. This item is presented as a non-recurring gain in the Company’s income statement for the year ended December 31, 2004. The Company also recorded $3.6 million deferred tax expense arising from the reduction of a previously recognized deferred tax asset associated with these benefits, resulting in a $1.09 increase in earnings per share in 2004 associated with the plan termination gain.
Interest expense increased to $2.3 million in 2005 compared to $1.6 million in 2004. In January 2005, the Company refinanced its variable rate secured revolving credit and term loan agreement, and amended the agreement in July 2005, when the Company extended the agreement for an additional two years to April 2009. This new agreement carries higher stated interest rates. In addition, in October 2005, the Company completed a self tender offer to acquire 1.5 million shares of the Company’s then outstanding common stock. This transaction was funded under the terms of a securities purchase agreement whereby the Company obtained $15.0 million from the sale of 12% fixed rate unsecured notes and detachable warrants to acquire shares of Company’s common stock. Approximately $0.4 million of increased interest costs can be attributable to the higher secured credit agreement stated rates, as well as general market rate interest cost changes. The remaining $0.3 million increase in interest costs can be attributable to the terms of the unsecured credit agreement.
The Company’s effective tax rate increased to 35% of pre-tax income in 2005, compared to a rate of 34% for 2004, each approximating the statutory rates.
After taking into consideration all of the above matters, net income for 2005 was $2.4 million, or $0.48 per share on both a basic and diluted basis. This compares to a net income for 2004 of $4.6 million, or $0.89 per share. After taking into account $5.7 million of non-recurring gain related to the termination of the Company’s post-employment healthcare benefit plan, described above, the Company would have had a net loss of $1.1 million in 2004 on a pro forma basis.

Critical Accounting Policies
This discussion and analysis is based upon the Company’s Consolidated Financial Statements included as part of this document. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, intangible assets, post-retirement benefits, income taxes, and contingencies and litigation. The Company bases these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Revenue Recognition: The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The Company establishes allowances to cover anticipated doubtful accounts, sales discounts, product warranty and returns based upon historical experience. Shipping and handling costs charged to customers are included as a component of net sales.

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
Liquidity and Capital Resources
The Company’s contractual obligations as of December 31, 2006 are as follows (dollars in thousands):

		Less			More
Contractual Obligations in		Than 1	1-3	3-5	Than 5
Thousands	Total	Year	Years	Years	Years

Long-Term Debt Obligations	$29,300	$4,744	$4,036	$147	$20,373
Operating Lease Obligations	4,720	1,093	1,505	1,072	1,050

Total	$34,020	$5,837	$5,541	$1,219	$21,423

At December 31, 2006, current and long-term debt totaled approximately $28.6 million, net of $0.7 million of unamortized discount, compared to $30.0 million at December 31, 2005, and was comprised of $1.1 million and $7.3 million in revolving and term debt, respectively, under a senior secured credit facility; $5.3 million in tax-exempt revenue bonds; and $0.6 million of principally foreign revolving and term credits, together with $14.3 million of unsecured subordinated term debt. The Company’s effective borrowing rates at December 31, 2006 and 2005 for its long-term obligations were approximately 9.93% and 9.49%, respectively.
The Company’s senior secured loan and security agreement, as amended (the “Loan Agreement”) provides for up to an $18.3 million revolving line of credit and a term loan totaling $7.3 million as of December 31, 2006. The line of credit portion of the Loan Agreement includes existing letters of credit that support $5.3 million of industrial revenue bonds and approximately $1.7 million of obligations under various self-insured workers compensation insurance policies. The borrowings under the Loan Agreement are secured by substantially all of the Company’s domestic assets and pledges of 65% of the outstanding stock of the Company’s Canadian, German and Mexican subsidiaries. The Loan Agreement expires in April 2009. All borrowings under the Loan Agreement bear variable interest of a margin plus LIBOR or U.S. Prime Rate, and the term loan is repayable in equal monthly principal installments totaling $1.5 million annually. The average borrowing rates for the Company’s short-term borrowings under the senior secured credit arrangement at December 31, 2006 and 2005 were 7.86% and 7.97% respectively. At December 31, 2006 the Company had remaining borrowing capacity of $8.3 million.
The Loan Agreement contains restrictive financial covenants that require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, having a minimum earnings before interest, taxes and depreciation and amortization (EBITDA), and meeting certain specified leverage and operating ratios, all as defined in the Loan Agreement. The Loan Agreement also contains other restrictive covenants that restrict outside investments, capital expenditures, and dividends. At December 31, 2006, the Company was in compliance with its debt covenants.
The Company previously borrowed approximately $3.0 million and $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (3.77% at December 31, 2006) and mature in April 2024 and April 2022. The bonds were issued to finance production facilities for the Company’s manufacturing operations located in those cities, and are secured by letters of credit issued under the terms of the Company’s Loan Agreement.
On October 20, 2005, the Company entered into a Securities Purchase Agreement for the issuance of $15.0 million of senior subordinated notes valued at $14.24 million and detachable warrants, valued at $0.76 million, to purchase 174,000 shares of the Company’s common stock. The senior subordinated notes have a stated rate of 12% (approximate effective rate of 13%), are due on October 12, 2012, and contain customary financial covenants similar to, but less restrictive than, the Company’s senior secured bank indebtedness described above. The proceeds from the sale of the notes and detachable warrants were used to acquire 1.5 million shares of the Company’s common stock at a purchase price of $11.25 million, repay approximately $2.0 million of term debt under the Company’s senior secured borrowing agreement, pay $1.0 million of transaction costs related to the stock purchase and related financing transaction, with the balance providing additional working capital.

In addition to the above borrowing arrangements, $0.4 million at December 31, 2006 and $0.5 million at December 31, 2005 were outstanding under the terms of an unsecured revolving credit facility and a term loan, each borrowed by the Company’s Italian subsidiary. Interest only was payable on the term loan during 2004, and principal repayments commenced beginning in 2005. The rates for these loans ranged from 1.3% to 3.9%.
The Company has generated positive cash flows from operations in each of the last five years. During 2006, the Company generated $4.6 million cash from operating activities, which compares to $12.3 million for the same period in the prior year. The primary reason for this fluctuation was $2.4 million of increased cash flow from operating results, offset by $10.1 million of decreased cash flow from additional investment in working capital and other operating assets in 2006 compared to 2005. The major reason for the 2006 decrease in cash generated from operating results was the Company using $4.1 million of cash to increase inventory in 2006, compared to positive cash flow generated of $4.8 million from reducing inventory in 2005. Management currently expects that inventory will grow moderately in 2007 in line with demand, while at the same time the Company works to further improve inventory turns through better processes and lean manufacturing initiatives.
The Company used $5.5 million and $2.5 million for investing activities during the years ended December 31, 2006 and 2005, respectively. This spending was primarily for capital expenditures of $5.4 million in 2006 and $3.1 million in 2005. The Company’s capital investments have been maintained to allow for improvements in operating efficiencies and product quality. In 2007, the Company plans to spend $4.1 million on capital improvements for continued improvement in operating efficiencies and normal capital maintenance projects. The amount of commitments for capital expenditures at December 31, 2006 was not significant.
Cash used in financing activities declined to $2.1 million in 2006 compared to $6.7 million in 2005. Principal uses of cash for financing activities in 2006 included $1.5 million of scheduled repayments of senior secured term debt and payment of $0.7 million of dividends. In 2005, the Company expended $11.5 million in purchase and transaction costs to acquire 1.5 million shares of its common stock in a self-tender auction, and repaid approximately $2.0 million of amounts previously borrowed under its secured revolving credit term loans, all funded through the unsecured borrowing described above that, with detachable warrants, provided $15.0 million of financing. In addition, with its earlier refinancing on January 7, 2005 described above, the Company borrowed $18.3 million of revolving debt and $13.0 million of term financing that was used to repay previously outstanding revolving credit. During 2005, $2.4 million of such term debt was repaid as scheduled.
The Company paid no dividends in 2005. In the fourth quarter of 2004, the Company suspended its dividend pending the negotiation of its new credit facility, which restricted dividend payments through the first quarter of 2006. The Company’s Board of Directors authorized the resumption of dividends in the third quarter of 2006. The Company’s ability to continue to declare and pay dividends is ultimately dependent upon its ability to operate at profitable levels and demonstrate compliance with its borrowing agreements.
The effect of changes in foreign currency rates generated cash of $0.4 million in 2006 compared to a decrease in cash of $0.2 million in 2005 as the dollar weakened compared to the Euro, coupled by a continued weakening against the Canadian dollar and to a lesser extent, a strengthening against the Mexican peso. As a result of all of the above items, the Company experienced a net decrease in cash of $2.5 million in 2006 compared to generating a net increase in cash of $2.9 million in 2005. The Company believes that the combination of cash generated by operations and available borrowing capacity is adequate to finance the Company’s operations for the foreseeable future.
Off-Balance Sheet Arrangements
As of December 31, 2006, the Company’s “Off-Balance Sheet” arrangements, as that term is described by the Securities and Exchange Commission, included $1.8 million and $5.4 million of standby letters or credit to support high loss deductible workers compensation insurance programs and the Company’s commitments with respect to industrial revenue bonds, respectively. These letters of credit are provided by the Company’s senior secured lender and are renewable on an annual basis.
Inflation and Changing Prices
Inflation during the last three years has not had a significant effect on operations. The use of the last-in, first-out (LIFO) method of accounting for the majority of inventories results in a substantial recognition of the effects of inflation in the financial statements. The major impact of inflation is on buildings and improvements, where the gap between historic cost and replacement cost continues for these long-lived assets. The related depreciation expense associated with these assets would increase if adjustments were to be made for the cumulative effect of inflation.

Recent Accounting Pronouncements
In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a more likely than not threshold. FIN No. 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is required to be adopted by the Company at the beginning of fiscal year 2007. The Company is currently evaluating the impact of FIN No. 48 on its consolidated financial statements, but is not yet in a position to make this determination.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in the quantification of a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 for its year ending December 31, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its results of operations and financial position.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential change in an asset’s or financial instrument’s value caused, for example, by fluctuations in interest and currency exchange rates. The Company’s primary market risk exposures are unfavorable movements in exchange rates between the U.S. dollar and each of the Euro, Canadian dollar and Mexican peso, and the interest rate. Monitoring and managing these risks is a continual process carried out by senior management. Market risk is managed based on an ongoing assessment of trends in interest rates, foreign exchange rates, and economic developments, giving consideration to possible effects on both total return and reported earnings. The Company’s financial advisors, both internal and external, provide ongoing advice regarding trends that affect management’s assessment. Management does not currently hedge its interest or foreign currency exchange risks.
Foreign Currency Exchange Rate Sensitivity
The Company has operations in several foreign countries, and approximately $31.1 million of the Company’s revenue from continuing operations was derived from the Company’s operations outside the United States. Accordingly, exposure exists to potentially adverse movements in foreign currency rates. No foreign exchange forward contracts to hedge the risk of change in foreign currency exchange rates were entered into during 2006 and 2005.
The Company’s consolidated financial statements are denominated in U.S. dollars and accordingly, changes in the exchange rates between Company subsidiaries’ local currency and the U.S. dollar will affect the translation of such subsidiaries financial results into U.S. dollars for the purposes of reporting the consolidated financial results. The Company does not hedge these matters because cash flows from international operations are generally re-invested locally. It is estimated that a 10% change in foreign exchange rates would impact reported net income by less than $0.2 million.
Interest Rate Sensitivity
The effective interest rate payable on the Company’s borrowings is influenced by the Company’s operating performance, degree and composition of leverage, LIBOR, as well as by actions of the Federal Reserve Bank Board in establishing from time to time the Federal Funds Interest Rate that underlies the cost of funds borrowed by the Company. In 2006 as in 2005, in response to improved economic conditions and inflationary tendencies, the Federal Reserve took several actions to increase interest rates. This, along with similar actions of other central banks, led to a rise in LIBOR. This increase was partially offset by the 50 basis point reduction in the interest rates for the Company’s senior secured loans in the second quarter of 2006, based on our 2005 operating results. As a result the effective interest rate that the Company paid on its borrowings under its revolving and term secured credit facility increased in 2006. This, coupled with the Company’s separate borrowings under the terms of a higher rate subordinated debt in October 2005, contributed to a corresponding increase in the Company’s interest expense. To the extent that the Federal Funds Interest Rate and LIBOR continue to rise in the future, the effective interest rate on Company’s revolving and term secured facility will increase, and the Company’s interest expense will increase accordingly if borrowing levels remain constant. Based on the balance outstanding under the Company’s secured credit facility at December 31, 2006, a 1% change in the effective interest rate would have changed interest expense by $0.1 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
To The Board of Directors and Shareholders of TB Wood’s Corporation:
We have audited the accompanying consolidated balance sheets of TB Wood’s Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TB Wood’s Corporation and subsidiaries as of December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited schedule II for each of the three years in the period ended December 31, 2006. In our opinion, this schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.
/s/ Grant Thornton LLP
Baltimore, Maryland
March 1, 2007

TB Wood’s Corporation and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share and share amounts)	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$877	$3,419
Accounts receivable, less allowances of $494 and $495	17,592	14,827
Inventory	19,668	15,579
Other Current Assets	2,532	3,061

Total Current Assets	40,669	36,886

Property, Plant, and Equipment:
Machinery and equipment	65,232	60,732
Land, buildings, and improvements	20,043	19,684

	85,275	80,416
Less accumulated depreciation	60,523	57,361

Total Property, Plant and Equipment	24,752	23,055

Other Assets:
Goodwill	5,891	5,676
Loan issue costs, net of amortization	1,267	1,564
Other	189	572

Total Other Assets	7,347	7,812

	$72,768	$67,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	9,043	8,465
Accrued expenses	7,838	6,996
Current maturities of long-term debt	4,745	4,138
Deferred income taxes	462	716

Total current liabilities	22,088	20,315

Long-term debt, less current maturities	23,884	25,829
Deferred income taxes	250	91
Commitments and contingencies (Note 8)	—	—

Shareholders’ Equity:
Preferred stock, $.01 par value; 100 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 5,639,798 issued; and 3,743,486 and 3,703,902 outstanding at December 31, 2006 and December 31, 2005	57	57
Additional paid-in capital	28,947	28,153
Retained earnings	12,538	9,216
Accumulated other comprehensive (loss) income	439	(151)
Treasury stock at cost; 1,896,312 and 1,935,896 shares at December 31, 2006 and December 31, 2005	(15,435)	(15,757)

Total shareholders’ equity	26,546	21,518

	$72,768	$67,753

The accompanying notes are an integral part of these consolidated financial statements.

TB Wood’s Corporation and Subsidiaries
Consolidated Statements of Operations

(in thousands, except per share amounts)	2006	2005	2004

Net sales	$118,935	$110,897	$101,515
Cost of sales	80,790	77,192	73,792

Gross profit	38,145	33,705	27,723
Selling, general, and administrative expenses	28,641	27,717	28,371
Gain on termination of post-retirement benefit plan (Note 7)	—	—	9,258

Operating income	9,504	5,988	8,610
Interest and other finance costs	(3,628)	(2,319)	(1,585)

Income before income taxes	5,876	3,669	7,025
Income taxes	1,762	1,289	2,407

Net income	$4,114	$2,380	$4,618

Income per share of common stock
Basic:
Net income	$1.10	$0.48	$0.89

Weighted average shares of common stock and equivalents	3,731	4,933	5,164

Diluted:
Net income	$1.05	$0.48	$0.89

Weighted average shares of common stock and equivalents	3,929	4,961	5,166

Consolidated Statements of Comprehensive Income

(in thousands)	2006	2005	2004

Net income	$4,114	$2,380	$4,618
Other comprehensive income:
Foreign currency translation adjustment	590	(309)	768

Comprehensive income	$4,704	$2,071	$5,386

The accompanying notes are an integral part of these consolidated financial statements.

TB Wood’s Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
			Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive	Treasury
(in thousands, except share amounts)	Shares	Stock	Capital	Earnings	Income (Loss)	Stock

Balance at January 2, 2004	5,153,553	$57	$26,910	$3,764	$(610)	$(4,703)

Net income		—	—	4,618	—	—
Stock issued for employee benefit plans	19,137	—	—	(46)	—	185
Dividends declared		—	—	(1,393)	—	—
Stock options granted		—	185	—	—	—
Foreign currency translation adjustment		—	—	—	768	—

Balance at December 31, 2004	5,172,690	57	27,095	6,943	158	(4,518)

Net income		—	—	2,380	—	—
Stock issued for employee benefit plans	31,212	—	—	(107)	—	293
Dividends declared		—	—	—	—	—
Treasury stock purchases	(1,500,000)	—	—	—	—	(11,532)
Stock options granted		—	303	—	—	—
Warrants issued		—	755	—	—	—
Foreign currency translation adjustment		—	—	—	(309)	—

Balance at December 31, 2005	3,703,902	57	28,153	9,216	(151)	(15,757)

Net income		—	—	4,114	—	—
Stock issued for employee benefit plans	21,811	—	43	(9)	—	177
Options exercised	17,773	—	42	(108)	—	145
Dividends declared		—	—	(675)	—	—
Stock options granted		—	709	—	—
Foreign currency translation adjustment		—	—	—	590	—

Balance at December 31, 2006	3,743,486	$57	$28,947	$12,538	$439	$(15,435)

The accompanying notes are an integral part of these consolidated financial statements.

TB Wood’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$4,114	$2,380	$4,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,517	4,765	5,423
Change in deferred income taxes	(80)	(228)	1,755
Stock options and employee stock benefit expense	920	429	270
Gain on termination of post-retirement plan	—	(270)	(9,258)
Other, net	(6)	(247)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(2,765)	(1,474)	714
Inventories	(4,089)	4,839	1,216
Other current assets	529	681	(152)
Accounts payable	578	662	634
Accrued and other liabilities	842	748	(1,010)

Net cash provided by operating activities	4,560	12,285	4,200

Cash Flows from Investing Activities:
Capital expenditures	(5,377)	(3,062)	(2,009)
Proceeds from sales of fixed assets	—	428	69
Other, net	(88)	137	(803)

Net cash used in investing activities	(5,465)	(2,497)	(2,743)

Cash Flows from Financing Activities:
Proceeds from revolving credit facilities	118,401	111,551	37,739
Repayments of revolving credit facilities	(118,334)	(128,794)	(38,870)
Proceeds from term loans	88	12,200	33
Repayments of term loans	(1,618)	(4,395)	(14)
Proceeds from subordinated debt and detachable warrants, net of issue costs	—	14,260	—
Payment of dividends	(675)	—	(1,393)
Proceeds from exercise of stock options	5	—	—
Proceeds from stock issued under employee stock program	74	59	55
Treasury stock purchased	—	(11,591)	—

Net cash used in financing activities	(2,059)	(6,710)	(2,450)

Effect of changes in foreign exchange rates	422	(215)	768

Increase (decrease) in cash and cash equivalents	(2,542)	2,863	(225)
Cash and cash equivalents at beginning of year	3,419	556	781

Cash and cash equivalents at end of year	$877	$3,419	$556

Income taxes paid (refunded), net	$1,632	$245	$22

Interest paid during the year	$3,527	$2,466	$1,564

The accompanying notes are an integral part of these consolidated financial statements.

TB Wood’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
1. Nature of Business and Principles of Consolidation
TB Wood’s Corporation and subsidiaries (collectively “TB Wood’s” or the “Company”) is an established designer, manufacturer, and marketer of electronic and mechanical industrial power transmission products that are sold to distributors, domestic and international Original Equipment Manufacturers (OEMs), and end users of industrial equipment. Principal products of the Company include electronic drives, integrated electronic drive systems, mechanical belted drives, and flexible couplings. The Company has operations in the United States, Canada, Mexico, Germany, Italy and India. The accompanying consolidated financial statements include the accounts of TB Wood’s Corporation, its wholly owned subsidiaries, and its majority-owned joint venture. All inter-company accounts and transactions have been eliminated in consolidation.
Prior to fiscal year 2005, the Company’s 52/53-week fiscal year ended on the Friday closest to the last day of December. Effective in 2005, the Company changed to a calendar fiscal year ending on December 31. Fiscal years ended on December 31, 2006, 2005 and 2004 were 52 week fiscal years, and the fiscal year ended January 2, 2004 was a 53 week fiscal year.
2. Summary of Significant Accounting Policies
Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less, and all bond instruments which are readily convertible to known amounts of cash, to be cash equivalents. Cash equivalents of $842 and $1,110 were held in foreign bank accounts of our subsidiaries and joint venture as at December 31, 2006 and 2005 respectively.
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
Inventory
Inventories located in the United States are stated at the lower of current cost or market, principally using the last-in, first-out (LIFO) method. Inventories for foreign operations are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Market is defined as net realizable value. Cost includes raw materials, direct labor, and manufacturing overhead. A summary of inventories at December 31, 2006 and 2005 follows:

	2006	2005

Finished goods	$13,709	$11,159
Work in process	3,475	3,452
Raw materials	9,194	7,009

Total inventories at FIFO	26,378	21,620
less LIFO reserve	(6,710)	(6,041)

Total inventories at LIFO	$19,668	$15,579

Approximately 71% and 71% of total inventories at December 31, 2006 and 2005, respectively, were valued using the LIFO method. In the year ended December 31, 2006, the LIFO reserve increased by $669 which increased the Cost of Goods Sold by the same amount. In the year ended December 31, 2005 the LIFO reserve decreased by $41 which decreased the Cost of Goods Sold by the same amount.
The Company writes down inventory for estimated obsolescence or unmarketability equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
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
Long-Lived Assets, including Goodwill
Goodwill which is deemed to have an indefinite life is subject to an annual impairment test to determine if any adjustment for decline in value is necessary. The Company conducts its impairment tests by reviewing whether events or changes in circumstances have occurred that could indicate that the carrying amount of an asset may not be recoverable and the value of its long-lived assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the expected future net cash flows generated by the assets. If the assets are considered to be impaired, the impairment is recognized by the amount by which the carrying amount of the asset exceeds its fair value. A reconciliation of the Goodwill account is as follows:

	Mechanical	Electronics	Total

Goodwill, balance at January 2, 2004	$3,503	$2,151	$5,654
Addition due to earn out payment	94	—	94
Adjustment for impairment	—	(24)	(24)
Change due to foreign currency translation	—	178	178

Goodwill, balance at December 31, 2004	3,597	2,305	5,902
Addition due to earn out payment	67	—	67
Change due to foreign currency translation	—	(293)	(293)

Goodwill balance at December 31, 2005	3,664	2,012	5,676
Change due to foreign currency translation	—	215	215

Goodwill balance at December 31, 2006	$3,664	$2,227	$5,891

Revenue Recognition
The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission. Revenue is recognized at the time product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed and collectibility of the related receivable is reasonably assured. The Company establishes allowances to cover anticipated doubtful accounts, sales discounts, product warranty, and returns based upon historical experience. Shipping and handling costs charged to customers are included as a component of net sales. Shipping and handling costs incurred in the delivery of products to customers were $6,743, $6,402 and $6,747 for fiscal 2006, 2005 and 2004, respectively, and are included as a component of selling, general and administrative expenses.

Major Customers
The Company’s five largest customers accounted for approximately 32%, 32% and 33% of the Company’s consolidated revenue for fiscal years 2006, 2005 and 2004, respectively. One such customer, an industrial distributor with a large diversified customer base, accounted for approximately 17%, 17% and 14% of the Company’s consolidated revenue for fiscal 2006, 2005 and 2004, respectively. The loss of one or more of these customers could have an adverse effect on the Company’s performance and operations. Foreign and export sales accounted for 30%, 26%, and 27% of total sales in fiscal years 2006, 2005 and 2004, respectively.
Product Warranty
In the ordinary course of business, the Company warrants its products against defect in design, materials, and workmanship over various time periods. Warranty reserve and allowance for product returns are established based upon management’s best estimates of amounts necessary to settle future and existing claims on products sold as of the balance sheet date.
Self-Insurance
The Company’s workers’ compensation insurance policies are high deductible self-insurance programs that have the potential for retrospective premium adjustments based upon actual claims incurred. Insurance administrators assist the Company in estimating the fully developed workers’ compensation liability insurance reserves that are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims. At December 31, 2006, the Company’s senior secured lender had issued letters of credit on behalf of the Company totaling $1.8 million to cover incurred but unpaid claims and other costs related to its workers’ compensation liability.
Post Retirement Benefits Obligations
Prior to terminating its post-retirement benefits for healthcare and life insurance in 2004 and 2005, respectively, the Company, in consultation with an actuarial firm specializing in the valuation of postretirement benefit obligations, selected certain actuarial assumptions to base the actuarial valuation of the Company’s post retirement benefit obligation, such as the discount rate (interest rate used to determine present value of obligations payable in the future), initial health care cost trend rate, the ultimate care cost trend rate, and mortality tables to determine the expected future mortality of plan participants. As a result of actions to terminate its post-retirement benefit plans, the Company does not expect that any future costs or cash contributions related to post-retirement benefits for retirees or former employees to be material
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation” and SFAS No. 130, “Reporting Comprehensive Income.” Translation adjustments are included in other comprehensive income. All balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the current exchange rate at the balance sheet date. Statement of operations items are translated at the average foreign currency exchange rates. The resulting foreign currency translation adjustment is recorded in accumulated other comprehensive income (loss). The Company has no other components of comprehensive income (loss). Gains and losses from foreign currency transactions are included in the consolidated statements of income.
Fair Value of Financial Instruments
The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, and accounts payable, approximate carrying value due to the short-term maturity of the instruments. The fair value of secured short-term and long-term debt amounts approximate their carrying value and are based on their effective interest rates compared to current market rates. The Company’s unsecured subordinated term-debt carries a fixed stated rate. Adjusted for changes in the interest rate for 5-year U.S. Treasury Bill from the time that the stated rate was determined to December 31, 2006, the current fair value of such securities would be reduced by $0.2 million.
Research and Development Cost
Research and development costs consist substantially of projects related to new product development within the electronics business and are expensed as incurred. Total research and development costs were $2,511 in 2006, $1,947 in 2005, and $2,323 in 2004.

Stock Based Compensation
The Company currently sponsors stock option plans. Prior to January 1, 2006, the Company accounted for these plans under the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123(R)) using the modified prospective method. The adoption of SFAS No. 123(R) did not have a material impact on our stock-based compensation expense for the year ended December 31, 2006 and it is not expected to have a material impact on our Company’s future stock-based compensation expense. The fair values of the stock awards are determined using an estimated expected life. The Company recognizes compensation expense on a straight-line basis over the period the award is earned by the employee.
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
Net Income Per Share
Basic Earnings Per Share (EPS) is computed by dividing net income by the weighted average shares outstanding. No dilution for any potentially dilutive securities is included in basic EPS. Diluted EPS is computed by dividing net income by weighted average shares and common equivalent shares outstanding. The computation of weighted average shares outstanding for fiscal years 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Common shares outstanding for basic EPS	3,731	4,933	5,164
Shares issued upon assumed exercise of outstanding stock options and warrants	198	28	2

Weighted average number of common and common equivalent shares outstanding for diluted EPS	3,929	4,961	5,166

Outstanding options of 139,567, 649,418, and 675,928 shares for fiscal 2006, 2005 and 2004, respectively, are excluded from the calculation of weighted average shares outstanding because they are anti-dilutive.
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
Recent Accounting Pronouncements
In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a more likely than not threshold. FIN No. 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is required to be adopted by the Company at the beginning of fiscal year 2007. The Company is currently evaluating the impact of FIN No. 48 on its consolidated financial statements, but is not yet in a position to make this determination.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in the quantification of a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 for its year ending December 31, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its results of operations and financial position.
3. Other Current Assets and Accrued Liabilities
Components of other current assets at December 31, 2006 and 2005 were as follows:

	2006	2005

Refundable foreign value added tax	$812	$970
Maintenance and repair supplies	610	597
Prepaid insurance and deposits	221	505
Prepaid expenses and other	889	989

Total	$2,532	$3,061

Components of accrued expenses at December 31, 2006 and 2005 were as follows:

	2006	2005

Accrued payroll and other compensation	$2,803	$2,339
Accrued income taxes	1,471	1,672
Accrued workers’ compensation	255	195
Accrued customer rebates	1,178	1,116
Accrued warranty reserves	727	564
Accrued professional fees	452	270
Other accrued liabilities	952	840

Total	$7,838	$6,996

4. Debt
Debt obligations at December 31, 2006 and December 31, 2005 were as follows:

	2006	2005

Revolving line of credit—secured	$1,102	$1,035
Term Loans—secured	7,305	8,805
Industrial revenue bonds—secured	5,290	5,290
Other revolving and term loans, principally with foreign banks	603	586
Senior Subordinated Notes, net of unamortized discount—unsecured	14,329	14,251

	28,629	29,967
Less current maturities	(4,745)	(4,138)

	$23,884	$25,829

The Company’s effective borrowing rates at December 31, 2006 and 2005 for its debt obligations were approximately 9.93% and 9.49% respectively.
On January 7, 2005, the Company entered into a senior secured loan and security agreement (the “Loan Agreement”) that originally provided for up to an $18.3 million revolving line of credit and two term loans totaling $13.0 million (Term Loan A—$10.0 million and Term

Loan B—$3.0 million). The proceeds were used to retire amounts outstanding under the Company’s outstanding revolving line of credit as well as to fund existing letters of credit that support $5.3 million of industrial revenue bonds and certain obligations under various self-insured workers compensation insurance policies. The borrowings under the Loan Agreement are secured by substantially all of the Company’s domestic assets and pledges of 65% of the outstanding stock of the Company’s Canadian, German and Mexican subsidiaries. The Loan Agreement was amended on July 29, 2005 to extend the term for an additional two years through April 2009 and permit the Company to borrow up to $15.0 million under the Security Purchase Agreement described below to fund the purchase of up to 1.5 million shares of outstanding common stock and repay Term Loan B, the outstanding balance of which was approximately $2.0 million.
All borrowings under the Loan Agreement bear variable interest of a margin plus LIBOR or U.S. Prime Rate, and the remaining Term Loan A is repayable in monthly principal installments totaling $0.13 million. The average borrowing rates for the Company’s short-term borrowings under the senior secured credit arrangement at December 31, 2006 and 2005 were 7.86% and 7.97%, respectively. At December 31, 2006, the Company had remaining borrowing capacity of $8.3 million.
The Loan Agreement contains restrictive financial covenants that require the Company to comply with certain financial tests including, among other things, maintaining minimum tangible net worth, having a minimum earnings before interest, taxes and depreciation and amortization (EBITDA), and meeting certain specified leverage and operating ratios, all as defined in the Loan Agreement. The Loan Agreement also contains other restrictive covenants that restrict outside investments, capital expenditures, and dividends. The Company was in compliance with the debt covenants at December 31, 2006.
The Company previously borrowed approximately $3.0 million and $2.3 million by issuing Variable Rate Demand Revenue Bonds under the authority of the industrial development corporations of the City of San Marcos, Texas and City of Chattanooga, Tennessee, respectively. These bonds bear variable interest rates (3.77% at December 31, 2006) and mature in April 2024 and April 2022. The bonds were issued to finance production facilities for the Company’s manufacturing operations located in those cities, and are secured by letters of credit issued under the terms of the Company’s senior secured borrowing agreement.
On October 20, 2005, the Company entered into a Securities Purchase Agreement in exchange for the issuance of $15.0 million of senior subordinated notes valued at $14.24 million and detachable warrants, valued at $0.76 million, to purchase 174,000 shares of the Company’s common stock. The senior subordinated notes have a stated rate of 12% (approximate effective rate of 13%), are due on October 12, 2012, and contain customary financial covenants similar to, but less restrictive than the Company’s senior secured bank indebtedness described above. The proceeds from the sale of the notes and detachable warrants were used to acquire 1.5 million shares of the Company’s common stock at a purchase price of $11.25 million, repay approximately $2.0 million of term debt under the Company’s senior secured borrowing agreement, pay $1.0 million of transaction costs related to the stock purchase and related financing transaction, with the balance providing additional working capital.
In addition to the above borrowing arrangements, $0.4 million and $0.5 million were outstanding at December 31, 2006 and 2005, under the terms of an unsecured revolving credit facility and a term loan, each borrowed by the Company’s Italian subsidiary. Interest only was payable on the term loan during 2004, and principal repayments commenced beginning in 2005. The rates for these loans ranged from 1.3% to 3.9%.
Aggregate future maturities of debt as of December 31, 2006 are as follows:

2007	$4,744
2008	1,636
2009	2,400
2010	73
2011	74
Thereafter	20,372

29,300
Less: Unamortized discount	(671)

$28,629

5. Income Taxes
The components of the income tax provision (benefit) for fiscal years 2006, 2005, and 2004 are shown below:

	2006	2005	2004

Current:
Federal and state	$(7)	$1,069	$103
Foreign	1,797	448	549

	1,790	1,517	652
Deferred income tax (benefit) provision	(28)	(228)	1,755

Total provision for income taxes	$1,762	$1,289	$2,407

A reconciliation of the provision for income taxes on income before cumulative effect of change in accounting principle at the statutory federal income tax rate to the Company’s tax provision as reported in the accompanying consolidated statements of operations is shown below:

	2006	2005	2004

Federal statutory income tax expense	$1,998	$1,247	$2,388
State income taxes, net of federal income tax benefit	(21)	(115)	211
Foreign taxes, net of related credits	130	473	107
Research and development credits	(135)	(295)	(207)
Change in estimate with respect to federal and state liabilities	(90)	(140)	(143)
Other	(120)	119	51

	$1,762	$1,289	$2,407

In 2006, 2005, and 2004 earnings before income taxes included $3,289, $831, and $952, respectively, of earnings generated by the Company’s foreign operations. No federal or state income tax benefit or provision has been provided on the undistributed earnings of certain of these foreign operations, as the earnings will continue to be indefinitely reinvested. It is not practical to estimate the additional income taxes, including any foreign withholding taxes that might be payable with the eventual remittance of such earnings.
Under SFAS No. 109, deferred tax assets or liabilities at the end of each period are determined by applying the current tax rate to temporary difference between the financial reporting and income tax bases of assets and liabilities. The components of deferred income taxes at December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred income tax liabilities:
Book basis in long-lived assets over tax basis	$(900)	$(839)
LIFO inventory basis difference	(1,260)	(1,426)
Other	—	(17)

Total deferred income tax liabilities	(2,160)	(2,282)
Deferred income tax assets:
Accrued liabilities not currently deductible	762	458
Allowance for doubtful accounts and inventory reserves	460	460
Net operating loss and tax credit carryforwards	175	557
Other	51	—

Total deferred income tax assets	1,448	1,475

Net deferred income tax liability	$(712)	$(807)

As of December 31, 2006, the Company has net operating loss and foreign tax credit carryforwards totaling approximately $142 and $33, respectively. These credits expire beginning 2014 through 2025. The ability of the Company to benefit from the carryforwards is dependent on the Company’s ability to generate sufficient taxable income prior to the expiration dates.

6. Shareholders’ Equity
The table below summarizes the transactions in the Company’s Common Stock held in the treasury in numbers of shares during fiscal 2006 and 2005.

	2006	2005

Balance at beginning of year, number of shares	1,935,896	467,108
Purchases during the year	—	1,500,000
Transfers to 401(k) Profit Sharing Plan	(11,812)	(19,189)
Transfers to Employee Stock Purchase Plan	(9,999)	(12,023)
Transfers for Exercise of Options	(17,773)	—

Balance at end of year, number of shares	1,896,312	1,935,896

On October 20, 2005, Company accepted for payment 1,500,000 shares of its Common Stock, at a price of $7.50 per share, pursuant to its “Dutch Auction” self-tender offer. The shares of common stock accepted for purchased represent approximately 28.84% of TB Wood’s 5,201,162 shares of common stock then outstanding. The total share purchase price was $11.25 million, together with $0.28 million of transaction cost, and was funded through the issuance of 12% senior subordinated notes in the amount of $15.0 million and detachable warrants to purchase 174,000 shares of the Company’s common stock, valued at $0.76 million.
7. Benefit Plans
Compensation Plans
The Company maintains a discretionary compensation plan for certain salaried employees that provides for incentive awards based on certain levels of earnings, as defined. In 2006 and 2005, the Company accrued $0.85 million and $0.35 million, respectively, for such incentives, which were paid in 2007 and 2006. No amounts were accrued under the plan in 2004.
Profit-Sharing Plans
The Company maintains a defined contribution 401(k) profit-sharing plan covering substantially all United States employees. Under this plan, the Company, on a discretionary basis, matches a specified percentage of each eligible employee’s contribution and, at the election of the employee, the matching contribution may be in the form of either cash, shares of the Company’s common stock, or a combination thereof. The Company contributed cash of approximately $479, $448, and $302 for fiscal years 2006, 2005 and 2004, respectively, and contributed 11,812 shares of common stock held in treasury in 2006, 19,189 shares in 2005, and 10,290 shares in 2004. During portions of 2003 and 2002, the Company suspended the matching portion. In addition, the Company has a noncontributory profit-sharing plan covering its Canadian employees for which $23, $28, and $24 was charged to expense for fiscal years 2006, 2005, and 2004, respectively.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (ESPP) enables employees of the Company to subscribe for shares of common stock on quarterly offering dates, at a purchase price which is the lesser of 85% of the fair value of the shares on either the first or last day of the quarterly period. Pursuant to the ESPP, 9,999 shares were issued to employees during 2006, 12,023 during 2005, and 8,847 during 2004. Employee contributions to the ESPP were $67, $59, and $55 for fiscal years 2006, 2005 and 2004, respectively.
Stock Options
The Company has stock-based incentive compensation plans (the Plans), the purpose of which is to assist the Company in attracting and retaining valued personnel and to encourage ownership of the Company’s common stock by such personnel. The Plans are administered by a committee (the “Committee”) designated by the board of directors. Although the Committee may grant either incentive stock options (ISOs) or nonqualified stock options, as well as shares of common stock in the form of either deferred stock or restricted stock, as defined in the Plans, the Company’s practice with respect to share based payments has been limited to granting nonqualified stock options. The Committee also determines the exercise price and term of the options. The maximum term of an option granted under the Plans shall not exceed ten years from the date of grant. No option may be exercisable sooner than six months from the date the option is granted.

Effective January 1, 2006, the Company adopted SFAS No. 123(R). The Company adopted SFAS No. 123(R), using the modified prospective method. Prior to 2006, our Company accounted for stock option plans and restricted stock plans under the fair value recognition provisions of SFAS No. 123. The adoption of SFAS No. 123(R) did not have a material impact on our stock-based compensation expense for the year ended December 31, 2006, and is not expected to have a material impact on our Company’s future stock-based compensation expense.
The fair value of each option award is estimated on the date of the grant using a Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected term of the options granted represents the period of time that options granted are expected to be outstanding and is derived by analyzing historic exercise behavior. Volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is the calculated yield on the Company’s stock at the time of the grant. The following table sets forth information about the weighted-average fair value of options granted during the past three years and the weighted-average assumptions used for such grants:

	2006	2005	2004

Risk free interest rate	4.70%	4.50%	4.40%
Expected lives	10 years	10 years	5 & 10 years
Expected volatility	60.8%	28.8%	30.3%
Dividend yield	4.8%	0.0%	4.3%
The fair value, net of tax, of options granted in 2006, 2005 and 2004 using the Black-Scholes method was $354, $313, and $211, respectively, which is being recognized as expense ratably over the three year vesting period of the options. In addition, during 2006 the Company modified the exercise period for 89,800 options previously awarded to the Company’s former chairman, who left the Company to enter into government service. As a result of this modification, the Company recognized an additional charge for share based payments of $245 in 2006. Total stock-based compensation expense was approximately $703, $303 and $185 in 2006, 2005 and 2004, respectively, and is included in selling, general and administrative expense. As of December 31, 2006, the total of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans approximately $599. This cost, which excludes the impact of any future stock-based compensation awards, is expected to be recognized as stock-based compensation expense over a weighted-average period of 1.7 years, however this period could be accelerated as a result of a change of control provision enacted by the Committee in contemplation of the merger transaction described in Note 10.
Stock option activity for the fiscal years 2006, 2005 and 2004 is as follows:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	shares subject	exercise	contractual term	Intrinsic
	to option	price	(in years)	Value

Options outstanding at January 2, 2004	874,050	$11.73
Granted	187,800	9.75
Canceled	(383,399)	11.91
Exercised	—	—

Options outstanding at December 31, 2004	678,451	11.08
Granted	184,000	7.08
Canceled	(197,000)	12.82
Exercised	—	—

Options outstanding at December 31, 2005	665,451	9.46
Granted	99,000	9.37
Canceled	(88,269)	12.45
Exercised	(57,433)	8.94

Options outstanding at December 31, 2006	618,749	$9.20	6.25	$4,399

Options vested or expected to vest at December 31, 2006	618,749	$9.20	6.25	$4,399

Options exercisable at December 31, 2006	358,383	$9.77	4.75	$2,221

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (the differences between the Company’s closing stock price on the last day of trading in 2006 and the stock option exercise prices, multiplied by the applicable number of in-the-money options) that would have been received by option holders had all such holders exercised their options on December 31, 2006. The aggregate intrinsic value will change based on the fair market value of the Company’s stock.
The aggregate intrinsic value of options exercised during the year ended December 31, 2006 was $221; there were no option exercises in 2005 or 2004. The total income tax benefit recognized in the income statement for share-based compensation arrangements attributable to options exercised in 2006 was approximately $75.
As a result of the merger transaction described in Note 10, due to vesting modifications for all options established by the Committee in the event of a change of control, the Company expects that all issued and outstanding options will vest.
The following table sets forth the range of exercise price, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant dates as of December 31, 2006.

Options Outstanding				Options Exercisable
			Weighted	Weighted		Weighted
Range of		Number of	average	average	Number of	average
exercise price		shares	exercise price	contractual life	shares	exercise price
$4.80 -	$7.50	146,018	$6.16	10.0 years	61,235	$6.17
$7.51 -	$9.00	210,716	$8.08	10.0 years	117,586	$8.24
$9.01 -	$11.00	94,782	$9.46	7.80 years	64,892	$9.40
$11.01 -	$13.00	119,349	$12.11	5.90 years	80,353	$12.37
$13.01 -	$21.00	47,884	$15.58	10.0 years	34,317	$16.00

Total Options Outstanding		618,749			358,383

Postretirement Benefits
The Company does not presently sponsor any post-retirement benefit programs. In the second quarter of 2005, the Company announced to employees that it was discontinuing its sponsorship of an unfunded defined benefit post employment group term life insurance plan that provided life insurance coverage for active employees and retirees. As a result the company recognized a non-recurring termination gain of $270, which was recorded as a reduction of selling, general and administrative expense.
In 2004 the Company terminated its post-retirement healthcare benefit program. As a result, the Company recognized a non-recurring pre-tax gain aggregating $9.26 million. The Company also recorded $3.61 million deferred tax expense arising from the reduction of a previously recognized deferred tax asset associated with these benefits, resulting in a $1.09 increase in earnings per share in 2004 associated with the termination gain. Prior to the termination of the aforementioned benefit plan and resulting non-recurring gain, selling, general and administrative expenses included a net credit reducing such costs by $0.78 million principally relating to the amortization of actuarial gains and deferred credits arising during the operation of the benefit plan.
8. Commitments and Contingencies
Legal Proceedings
The Company is subject to legal actions arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these actions will not materially affect the Company’s financial position or results of operations.
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

Operating Lease Commitments
The Company leases warehouse and office space, office equipment, and other items under non-cancelable operating leases. The expense for non-cancelable operating leases was approximately $1,230, $1,289, and $1,304 for fiscal 2006, 2005 and 2004, respectively. At December 31, 2006, future minimum lease payments under non-cancelable operating leases are as follows:

2007	$1,093
2008	877
2009	628
2010	555
2011	517
2012 and thereafter	1,050

$4,720

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
Factors Management Used to Identify the Company’s Reportable Segments
The Company’s reportable segments are business units that manufacture and market separate and distinct products and are managed separately because each business requires different processes, technologies, and market strategies. The following table summarizes revenues, operating income, depreciation and amortization, total assets, and expenditures for long-lived assets by business segment for fiscal 2006, 2005, and 2004:

	2006	2005	2004

Sales
Mechanical Business	$79,773	$72,361	$63,732
Electronics Business	39,162	38,536	37,783

	118,935	110,897	101,515

Operating income (loss), exclusive of gain on benefit plan termination
Mechanical Business	7,727	4,885	951
Electronics Business	1,777	1,103	(1,599)

	9,504	5,988	(648)

Depreciation and amortization
Mechanical Business	2,261	2,578	2,884
Electronics Business	1,196	1,158	1,443
Corporate (before divisional allocation)	1,060	1,029	1,096

	4,517	4,765	5,423

Assets
Mechanical Business	45,406	42,097	43,541
Electronics Business	22,786	20,760	22,136
Corporate	4,576	4,896	3,693

	72,768	67,753	69,370

	2006	2005	2004

Expenditures for long-lived assets
Mechanical Business	4,158	1,002	1,652
Electronics Business	760	1,398	254
Corporate	459	662	103

	$5,377	$3,062	$2,009

The following table reconciles segment profit to consolidated income before income taxes:

	2006	2005	2004

Total operating profit (loss) for reportable segments	$9,504	$5,988	$(648)
Interest expense	(3,628)	(2,319)	(1,585)
Gain on benefit plan termination	—	—	9,258

Income before income taxes	$5,876	$3,669	$7,025

The following table reconciles segment assets to consolidated total assets as of December 31, 2006 and,2005:

	2006	2005

Total assets for reportable segments	$68,192	$62,857
Corporate fixed assets	4,705	3,739
Interdivision elimination	(129)	1,157

Consolidated total	$72,768	$67,753

Information regarding the Company’s domestic and foreign operations is as follows:

		Long-Lived
	Net Sales	Assets

2006
United States	$87,866	$24,005
Canada	11,113	318
Germany	4,899	2,236
Italy	10,571	574
Mexico	2,978	3,474
India	1,508	36

Consolidated	$118,935	$30,643

2005
United States	$82,402	$22,896
Canada	10,291	308
Germany	4,561	2,024
Italy	9,940	381
Mexico	2,808	3,084
India	900	38

Consolidated	$110,897	$28,731

2004
United States	$74,186	$23,670
Canada	8,937	328
Germany	4,627	2,320
Italy	9,980	674
Mexico	2,878	3,326
India	907	43

Consolidated	$101,515	$30,361

10. Subsequent Event—Merger Transaction
On February 17, 2007, the Company entered into a merger agreement with Altra Holdings, Inc. and Forest Acquisition Corporation, a wholly owned subsidiary of Altra (collectively “Altra”). Under the terms of the merger agreement, Altra has commenced a cash tender offer (the “Offer”) to acquire all of the outstanding shares of common stock, par value $0.01 per share, of the Company at a price of $24.80 per share. The tender offer, which is expected to close in April 2007, is subject to at least 66 2/3% of the shares of TB Wood’s Corporation (adjusted to take into account the potential exercise of certain securities exercisable for shares of TB Wood’s) being tendered and not withdrawn, as well as other customary tender offer conditions, including, among others, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.
Mr. Thomas C. Foley, the largest stockholder of TB Wood’s, has entered into a support agreement, dated February 17, 2006, in which he has agreed to tender 1.6 million shares in the Offer, representing approximately 42.5% of the shares of TB Wood’s currently issued and outstanding. The obligations under this agreement terminate in the event the merger is terminated and the payment by TB Wood’s, in certain circumstances, of a termination fee. TB Wood’s also has agreed not to solicit or support any alternative acquisition proposals, subject to customary exceptions for TB Wood’s to respond to an unsolicited “superior proposal”, as defined in the merger agreement, in the exercise of the fiduciary duties of its Board of Directors. In the event the merger is terminated, the Company may be obligated to pay a termination fee of $4.5 million under certain circumstances.
In connection with the merger, TB Wood’s and certain of its subsidiaries have entered into a side letter with its senior subordinated lender dated February 17, 2007. Pursuant to the terms of the side letter, each of AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged) Fund LP has agreed to exercise, at the close of the tender offer, its put rights to cause TB Wood’s and certain of its subsidiaries to prepay the 12% Senior Subordinated Notes due 2012 at the change of control redemption price of 101%, which amounts shall be paid upon consummation of the Merger.
11. Quarterly Financial Data (Unaudited)

2006	First	Second	Third	Fourth

Sales	$29,419	$29,750	$29,894	$29,872
Gross Profit	9,104	9,495	9,668	9,878
Gross Profit %	30.9%	31.9%	32.3%	33.1%
Net income	642	947	1,294	1,231
Basic net income per share	$0.17	$0.25	$0.35	$0.33
Diluted net income per share	$0.17	$0.24	$0.33	$0.31
Dividends declared and paid per share	—	—	$0.09	$0.09

2005	First	Second	Third	Fourth

Sales	$27,711	$27,844	$27,673	$27,669
Gross Profit	8,153	8,276	8,254	9,022
Gross Profit %	29.4%	29.7%	29.8%	32.6%
Net income	372	497	565	946
Basic net income per share	$0.07	$0.10	$0.11	$0.20
Diluted net income per share	$0.07	$0.10	$0.11	$0.20
Dividends declared and paid per share	—	—	—	—
The fourth quarter of 2006 included a non-cash charge of $154,000, net of tax, or $0.04 per share resulting from the Company’s decision to allow the former Chairman, who left the Company to enter government service, to retain his rights under his existing option agreements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. This evaluation determined that the disclosure controls and procedures in place at the Company ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to the Principal Executive and Principal Financial Officers by others within the entities for the period ended December 31, 2006 to ensure disclosure on a timely basis in conformance with applicable rules and regulations. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers of the Company
Set forth below are the name, age and position of each director and executive officer of the Company as of March 12, 2007.

Name	Age	Title
G. John Krediet	56	Chairman of the Board of Directors
William T. Fejes, Jr.	51	President, Chief Executive Officer and Director
Joseph C. Horvath	52	Vice President, Chief Financial Officer and Corporate Secretary
Anthony A. Chien	44	Vice President, Marketing, Engineering and Europe
Harold L. Coder, III	55	Vice President, Sales
Anthony J. Metz	40	Vice President, Human Resources and LEAN
Rick A. Lazio	48	Director
Frank D. Osborn	59	Director
James R. Swenson	67	Director
Michael R. Zimmerman	53	Director
G. John Krediet has served as Chairman of the Board of Directors of the Company since October 2006, and has been a director since April 2006. He is Chairman of C.F. Capital Corporation, an investment company founded in 1987. Previously he was Chairman and Chief Executive Officer of SSW Holdings Ltd., a Canadian bottled water company, from 1993 to 2003. Prior to joining SSW Holdings, Mr. Krediet was Chairman and Chief Executive Officer of Maritime Beverages Limited and East Can Beverages, two independent Pepsi-Cola bottling companies, from 1986 to 1992. Mr. Krediet received a master’s degree in economics from Erasmus University in Rotterdam, the Netherlands.

William T. Fejes, Jr. has been President and Chief Executive Officer of the Company since May 2004 and has over 20 years’ experience in the industrial automation and industrial motion control industry. Mr. Fejes was elected to the Company’s Board of Directors (the “TB Wood’s Board) in April 2006. Prior to his appointment at TB Wood’s, he was with Danaher Corporation from 1998 to 2004 where he held several Division President positions within Danaher’s Motion Control strategic platform. From 1986 to 1998, Mr. Fejes was with Pacific Scientific Company where he was promoted through several engineering and marketing roles until reaching the position of the Group President for the Company’s Automation Technology Group. Prior to Pacific Scientific, he held various engineering positions with C.S. Draper Laboratories, GCA Corporation and EG&G. Mr. Fejes received his Bachelor of Science and Master of Science degrees in Electrical Engineering from the Massachusetts Institute of Technology.
Joseph C. Horvath has been Vice President, Chief Financial Officer and Corporate Secretary of the Company since September 2003. From July 1999 to August 2003 he was Vice President and CFO of Cold Metal Products, Inc. Prior to that, he was a Principal with Ernst & Young LLP for over 20 years. Mr. Horvath, who is a Certified Public Accountant, received his Bachelor of Science degree from West Virginia University.
Anthony A. Chien joined the Company in May 2005 as Vice President, Marketing and Strategy. In February 2006, his title was changed to Vice President Marketing, Engineering, and Europe. Mr. Chien has over nineteen years of experience in product marketing and strategic thinking, and most recently was the Vice President and General Manager of a power transmission components division of Rexnord. Mr. Chien received his Bachelor of Science and Master of Science degrees in Electrical Engineering from the University of Illinois. He also received his Master of Science degree in Industrial Administration from Carnegie Mellon University.
Harold Coder, III has been Vice President, Sales of the Company since 1996 and previous to that served in a similar capacity for its predecessor, TB Wood’s, Inc. from October 1991. Mr. Coder received his Bachelor of Science degree from Shippensburg University.
Anthony J. Metz joined the Company in February 2000 as Director of Human Resources. In July 2004, he was promoted to Vice President-Human Resources and in February 2005 his title was expanded to Vice President-Human Resources and Lean Office. He has over 18 years of HR experience, which include positions at York International Corp. and GS Electric. Mr. Metz has his Bachelor of Science degree from Shippensburg University and his Master of Arts degree from St. Francis College of Pennsylvania. He also holds the professional designations of SPHR (Senior Professional in Human Resources) and CCP (Certified Compensation Professional).
Rick Lazio has served on the TB Wood’s Board since 2003. He is Executive Vice-President of JP Morgan Chase & Co., where he serves on the Executive Committee. Prior to that he served from 2000 to 2004 as the President and Chief Executive Officer of the Financial Services Forum, an organization formed in 2000. Mr. Lazio also served as a member of the United States House of Representatives from 1992 to 2000. He is a graduate of Vassar College and the American University Law School. He is a director of the World Rehabilitation Fund, The Enterprise Foundation, Audubon New York and the Committee for Economic Development. He also serves on the Advisory Committee of the Ad Council.
Frank D. Osborn has served on the TB Wood’s Board since 2002. He served as Interim Chairman from August 2003 through April, 2004. Mr. Osborn has been President and CEO of Quantum Communications Corporation since July 2002. From May 1999 to March 2002, he was President and CEO of Aurora Communications. From 1997 to 1998, he was President and CEO of Southern Star Communications and Managing Director of Capstar Broadcasting. From 1985 to 1997, he was President and CEO of Osborn Communications. Mr. Osborn has extensive experience within the radio and television industry as an owner, operator, and manager of multi-broadcast stations throughout the United States. He is a Director of the Women’s Radio Network and a Director of Price Communication where he serves on the audit and compensation committees. Mr. Osborn received his Bachelor of Arts degree from The University of Pennsylvania and his Master in Business Administration degree from The Wharton School.
James R. Swenson has served on the TB Wood’s Board since 2001. He served as Chairman from April 2004 to February 2006 and as Interim President of the Company from November 2003 through April 2004. Mr. Swenson is the former Group Chief Executive of the Industrial Automation Division of Invensys plc, having served in that capacity from January 1999 to March 2000. For BTR plc, a predecessor company to Invensys plc, Mr. Swenson was the Group Managing Director of the Power Drives Group from 1998 to 1999 and the President — Group Chief Executive from 1994 to 1998. Mr. Swenson spent most of his career with Rexnord Corporation and was its Chairman and CEO when it merged with BTR plc in 1994. Mr. Swenson received his Bachelor of Science degree in Economics from the University of Wisconsin, Milwaukee.

Michael R. Zimmerman has served on the TB Wood’s Board since February 10, 2006. He is the President of Tower Capital, L.L.C. He was a Managing Director in the Investment Banking Group at Citigroup and its two predecessor companies, Salomon, Smith Barney, Inc. and Salomon Brothers, Inc. from 1994 to 2003. Prior to joining Salomon Brothers, Mr. Zimmerman was a Managing Director in Investment Banking at CS First Boston where he was employed from 1977 to 1994. Mr. Zimmerman received his Master in Business Administration degree from the Columbia Graduate School of Business and his Bachelor of Arts degree from the University of North Carolina at Chapel Hill.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 and the regulations promulgated thereunder require directors and certain officers and persons who own more than ten percent of our common stock to file reports of their ownership of our common stock and changes in their ownership with the Securities and Exchange Commission. G. John Krediet has not yet filed a Form 3 or Form 4 representing his acquisition of 6,000 options. Michael R. Zimmerman has not yet filed a Form 3 or Form 4 representing his acquisition of 6,000 options. The Company understands that both Mr. Krediet and Mr. Zimmerman are in the process of filing the requisite forms. To our knowledge, no other director or executive officer failed to file on a timely basis any reports during fiscal 2006.
The Board of Directors and Board Committees
The Company’s Board of Directors has six directors and maintains both an Audit Committee and a Compensation Committee. The current membership and the function of each of these committees are described below.
Director Independence
The TB Wood’s Board has determined that Messrs. Krediet, Osborn, Lazio and Zimmerman are independent under the listing standards of the National Association of Securities Dealers (the “NASD”).
Audit Committee
The Audit Committee (the “Audit Committee”) assists the TB Wood’s Board in monitoring: (i) the integrity of the consolidated financial statements of the Company; (ii) the Company’s compliance with legal and regulatory requirements related to the financial statements, including the Company’s systems of internal controls regarding finance, accounting, legal compliance and ethics that have been established relating to such financial statements; and (iii) the independence and performance of the Company’s external auditors. In addition, the Audit Committee maintains the sole responsibility to appoint, determine funding for, and oversee the independence and performance of our external auditors and has the authority to engage independent counsel and other advisors to assist in such responsibility. The Audit Committee has adopted a written charter, a copy of which is available on the Company’s Internet website at www.tbwoods.com.
The Audit Committee currently consists of Rick Lazio (Chairman), G. John Krediet and Michael R. Zimmerman.
Each of the members of the Audit Committee is independent under the listing standards of the NASD and as that term is used in Section 10A(m)(3) of the Exchange Act. The TB Wood’s Board has determined that it does not currently have an audit committee financial expert, as described in Rule 401(h) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act). The Audit Committee does not have an “audit committee financial expert” (as defined by the SEC) serving on the Audit Committee but the Company believes that the background and financial sophistication of its members are sufficient to fulfill the duties of the Audit Committee. The Nasdaq Global Market does not currently require that audit committees include an “audit committee financial expert”.
Compensation Committee
The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) reviews and determines compensation arrangements for the President and the other executive officers. The Compensation Committee also administers our equity compensation plans and makes recommendations to the TB Wood’s Board regarding the compensation to be provided to the directors. The Compensation Committee has adopted a written charter, a copy of which is available on the Company’s Internet website at www.tbwoods.com.
The current members of the Compensation Committee are Mr. Osborn (Chairman) and Messrs. Krediet and Zimmerman. Each member of the Compensation Committee is “independent” as defined under the listing standards of the NASD.

Nominating and Corporate Governance
The TB Wood’s Board has concluded that, because it consists of only six members, four of whom are independent, that all members should convene for purposes of considering potential candidates to the TB Wood’s Board. The independent directors will consider director candidates recommended by shareholders, or otherwise, and recommend appropriate candidates for the TB Wood’s Board’s selection. Shareholders may propose nominees for consideration by the TB Wood’s by submitting the names, appropriate biographical information and qualifications in writing to: Corporate Secretary, TB Wood’s Corporation, 440 North Fifth Avenue, Chambersburg, PA 17201.
In considering any nominee proposed by a shareholder, the TB Wood’s Board will reach a conclusion based on the criteria it uses in evaluating all candidates for Director. After full consideration, the shareholder proponent will be notified of the decision of the TB Wood’s Board. Director nominees should possess the highest personal and professional ethics, integrity and values, and must be committed to representing the long-term interests of the stockholders. They must also have an inquisitive and objective perspective, practical wisdom and mature judgment. The TB Wood’s Board seeks to identify candidates representing diverse experience at policy-making levels in business, management, marketing, finance, technology, human resources, communications, education, government, manufacturing and in other areas that are relevant to our activities. Additionally, director nominees should have sufficient time to effectively carry out their duties.
The Company has adopted a Code of Conduct that applies to all of our directors and employees including, our principal executive officer and principal financial officer and all of our employees performing financial and accounting functions. The Code of Conduct is posted to the Company’s website www.tbwoods.com and may be found under the “Corporate Governance” section. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at the location specified above.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Compensation Philosophy
The Compensation Committee is primarily responsible for reviewing, approving and overseeing the Company’s compensation plans and practices and works with senior management to establish the Company’s executive compensation programs. The Compensation Committee’s general philosophy of the Company’s executive compensation program is that compensation should be aligned with the Company’s business objectives and simultaneously reward performance in the attainment of those objectives. As a result, a greater portion of the compensation of executives is based on options and non-equity incentive plans than the compensation of other employees of the Company.
In general, the Compensation Committee strives to set total executive compensation at levels that it believes to be consistent with other companies with small capitalization in the power transmission industry. We include in our comparisons Baldor Electric Company, MagneTek, Inc. and Regal-Beloit Corporation.
Components of Executive Compensation
The Company’s executive compensation program consists of three key components: base salary, non-equity incentive awards and equity-based incentives in the form of stock options.
Base Salary
The Compensation Committee reviews annually the salary of each executive officer in relation to previous salaries, personal performance, salaries of executive officers in the industry and general economic conditions. The Compensation Committee establishes base salaries at levels intended to motivate and retain highly qualified executives whom the Compensation Committee believes are important to the continued success of the Company. Although the Compensation Committee uses peer group and other market data to test for reasonableness and competitiveness of base salaries, it also exercises subjective judgment in view of the Company’s compensation objectives.
In 2006, the Compensation Committee recommended to the Company’s Board of Directors, and the TB Wood’s Board acted in accordance with such recommendation, to increase the rate of base salary paid to our executive officers. The Compensation Committee based this decision on a determination that the increased rates of base salary were competitive with the levels paid by the Company’s competitors for executive talent and appropriate for executives with the level of responsibilities held by the Company’s executive officers. In particular, the

Compensation Committee and the TB Wood’s Board rewarded the Company’s executive officers for the Company’s significant improvements to net income and other operating performance measures.
The base salary paid to the Chief Executive Officer and the Chief Financial Officer increased 5.6% and 3.4%, respectively, over the base salaries for 2005. The base salary paid to the Company’s other named executive officers increased from between 2.6% and 7.3%, to reflect their relative contributions to the Company’s success.
Non-Equity Incentive Plan Compensation
The Company also has established a non-equity incentive program to encourage and reward excellent individual performances by managers who make significant contributions to the Company’s financial success. During 2006, an executive officer could earn bonus compensation based in part upon achievement by the Company of certain financial performance objectives and in part by achievement of individual operating objectives designed to enhance future performance by the Company. In 2006, based on achieving certain financial goals and personal performance of executive officers and other key employees, the Company accrued and charged to expense $850,000 for non-equity incentive plan payments, which were made in February 2007. In 2005, the Company recognized non-equity incentives for key management personnel of approximately $350,000, of which $181,000 was paid to the current named executive officers, including Thomas C. Foley, in March 2006.
The Company computes incentive payments by multiplying an executive’s base salary by a target percentage and then multiplying by a financial factor, growth factor and personal performance factor. The target percentages are determined by the executive’s position with the Company, and the personal performance factor is derived from individual performance over the fiscal year. The Company computes both the financial factor and growth factor using the Company’s consolidated financial statements and (1) a ratio of earnings before bonus, interest and taxes to the Company’s internal return on investment and (2) rates of sales and earnings per share growth, respectively. Under the current plan, which the Company will continue in 2007, there is no minimum or maximum incentive plan award.
The TB Wood’s Board, upon recommendation of the Compensation Committee, approved the corporate performance measures selected and the individual performance goals for the Chief Executive Officer, Chief Financial Officer and other named executive officers, as well as target award values under the annual incentive program. The 2006 target incentive plan award for the Chief Executive Officer was set at $136,700, and the targets for the Chief Financial Officer and other named executive officers ranged from $28,900 to $48,600. Actual incentive plan awards accrued in 2006 and paid to the Chief Executive Officer, Chief Financial Officer and named executive officers in February 2007 appear in the Summary Compensation Table below.
Equity-Based Incentives
The Company also grants stock options to provide long-term incentives for the executive officers. The Company designed option grants under the 1996 Stock Based Incentive Compensation Plan and 2006 Stock Based Incentive Compensation Plan to align better the interests of the executive officers with those of stockholders and to provide each individual with a significant incentive to manage the Company from the perspective of an owner and to remain employed with the Company. Options vest over a three year period and are granted with maximum terms that expire ten years after the date of grant (or earlier upon a termination of the option holder’s employment). The number of shares subject to each option grant is based on an officer’s level of responsibility and relative position within the Company. The TB Wood’s Board approves these grants. In January 2006, the Company awarded options to acquire 87,000 shares of stock. The specific option grants to our executive officers are set forth in the tables below. In February 2006, the Company granted 6,000 options to Michael R. Zimmerman and, in April 2006, also granted 6,000 options to G. John Krediet, each pursuant to the 2006 Stock Based Incentive Compensation Plan adopted by the Company at the 2006 annual meeting.
The Compensation Committee may condition the grant and vesting or exercise of options on the achievement of performance goals, including (1) profits and revenue targets (on an absolute or per share basis), which include EBIT, EBITDA, operating income and earnings per share, (2) market share targets and (3) profitability targets as measured though return ratios, shareholder returns and satisfaction of other developments or targets. Due to the Company’s pending acquisition by Altra, the Compensation Committee did not conduct its annual review of the vesting status and number of options held by the Company’s executive officers to determine if additional grants are appropriate to maintain long-term incentives.

Other Compensation
The Company provides the Chief Executive Officer, Chief Financial Officer and named executive officers with perquisites and other personal benefits, including payment of automobile allowances, country club memberships, excess life insurance premiums and certain 401(k) matching contributions, that the Compensation Committee believes are reasonable and consistent with the overall compensation philosophy. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.
Employment Agreements
The Company entered into an employment agreement with its Chief Executive Officer, William T. Fejes, Jr., on April 27, 2004. In the event of a change in control, if Mr. Fejes is terminated or terminates his employment for good reason, he is entitled to receive, upon execution and effectiveness of a general waiver, (1) base salary that is earned but unpaid as of the date of termination and (2) a lump sum payment equal to two times base salary. If any such circumstance had occurred on December 31, 2006, Mr. Fejes would have been entitled to a lump sum payment of $620,000. Under the employment agreement, Mr. Fejes generally would have “good reason” to terminate his employment following a change in control if the terms and conditions of his employment were to adversely change (e.g., job responsibilities, title, reporting relationship, compensation or forced relocation).
If the Company otherwise terminates Mr. Fejes without cause, he is entitled to (1) base salary that is earned but unpaid as of the date of termination, (2) continuation of his base salary for 12 months and (3) for a period of 12 months, reimbursement of any COBRA premiums paid by Mr. Fejes for him and his dependents. If Mr. Fejes had been terminated without cause on December 31, 2006, the Company would have been obligated to pay approximately $330,000 in severance benefits. Except as described above, upon termination of employment, the Chief Executive Officer is entitled only to base salary that is earned but unpaid as of the date of termination.
As of December 31, 2006, Anthony A. Chien was the only other executive officer party to an employment agreement with the Company, which provides that he is eligible for benefits or severance pay equivalent to one year of annual salary and one year of medical benefits coverage upon a termination of employment. If Mr. Chien had been terminated on December 31, 2006, the Company would have been obligated to pay approximately $200,000 in severance benefits.
On February 16, 2007, the Compensation Committee approved change in control agreements for certain executive officers. These are so-called “double trigger” agreements pursuant to which a designated executive will be paid a lump sum payment if there is (1) a change in control of TB Wood’s and (2) termination of the designated executive’s employment, either involuntarily without cause or voluntarily for “good reason” within two years of the change in control. A designated executive would have “good reason” to terminate employment if the terms and conditions of employment were to adversely change (e.g., job responsibilities, title, reporting relationship, compensation or forced relocation). Under these agreements, William T. Fejes, Jr. is entitled to receive $759,500, Joseph C. Horvath is entitled to receive $310,411, Anthony A. Chien is entitled to receive $331,847, Harold L. Coder III is entitled to receive $257,985, and Anthony J. Metz is entitled to receive $200,308. Any and all payments made pursuant to these agreements are in lieu of, and not in addition to, any other severance or other post-employment payments to which an executive is or may be entitled, including any post-employment payments to which he is or may be entitled under an employment agreement with the Company. Should Mr. Fejes or Mr. Chien accept payments under the change in control agreements, they would not be entitled to post-employment payments under their employment agreements.
Deductibility of Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended, generally imposes a $1 million limit on the deductibility of compensation paid to executive officers of public companies. The Compensation Committee believes that all of the compensation awarded to the Company’s executive officers during 2006 is fully deductible in accordance with this limit.

Summary Compensation Table

			Option	Non-Equity
	Fiscal		Awards	Incentive Plan	All Other
Name	Year	Salary	($) (1)	Compensation	Compensation		Total ($)

William T. Fejes, Jr., President and Chief Executive Officer	2006	$305,182	$65,480	$174,700	$26,150	(2)	$571,512

Joseph C. Horvath, Vice President, Secretary and Chief Financial Officer	2006	$182,393	$32,740	$54,500	$22,751	(3)	$292,384

Anthony A. Chien, Vice President Marketing, Engineering and Europe	2006	$194,988	$32,740	$61,000	$17,194	(4)	$305,922

Harold L. Coder, III, Vice President, Sales	2006	$151,410	$32,740	$49,500	$16,540	(5)	$250,190

Anthony J. Metz, Vice President, Human Resources and LEAN	2006	$116,251	$32,740	$37,900	$19,540	(6)	$206,231

Thomas. C. Foley, Former Chairman of the Board	2006	$266,563	$277,599 (7)	$125,000	$42,150	(8)	$711,312

(1)	Unless otherwise indicated, the values associated with option awards in 2006 reflect the grant date fair value of options awarded in 2006. See footnote 7.

(2)	All Other Compensation for Mr. Fejes includes a $12,000 car allowance, $5,384 in country club dues and $6,600 in matching contributions to his 401(k) retirement account.

(3)	All Other Compensation for Mr. Horvath includes a $9,000 car allowance, $5,434 in country club dues and $6,600 in matching contributions to his 401(k) retirement account.

(4)	All Other Compensation for Mr. Chien includes a $9,000 car allowance and $6,600 in matching contributions to his 401(k) retirement account.

(5)	All Other Compensation for Mr. Coder includes a $9,000 car allowance and $5,301 in matching contributions to his 401(k) retirement account.

(6)	All Other Compensation for Mr. Metz includes a $9,000 car allowance, $5,384 in country club dues and $4,127 in matching contributions to his 401(k) retirement account.

(7)	Option Awards for Thomas C. Foley includes $31,760 for options granted in 2006, as set forth below, which vest in three equal amounts on each successive anniversary date of the option grant, and $244,859 associated with the modifications of all options granted to Thomas C. Foley, who left the Company to enter into government service, permitting him to retain his rights under his existing option agreements.

(8)	All Other Compensation for Thomas C. Foley includes $41,250 for reimbursement of office expenses.
The Company did not provide for any defined benefit or supplemental benefit retirement plans or any other deferred compensation arrangements for its executive officers in 2006.

GRANTS OF PLAN BASED AWARDS

								All Other
								Option	Exercise
								Awards;	or Base	Grant Date
								Number of	Price of	Fair Value
	2006	Estimated Future Payouts						Securities	Option	of Stock
	Grant	Under Non-Equity Incentive			Estimated Future Payouts Under			Underlying	Awards	Option
Name	Date	Plan Awards			Equity Incentive Plan Awards			Options (2)	(2), (3)	Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
		$	$	$	$	$	$

William T. Fejes, Jr.,	N/A	—	$233,000	—	—	—	—	—	—	—
President and Chief	Jan 13	—	—	—	—	—	—	8,000	$7.61	$44,960
Executive Officer (4)	Jan 13	—	—	—	—	—	—	4,000	$11.62	$20,520

Joseph C. Horvath,	N/A	—	$79,000	—	—	—	—	—	—	—
Vice-President,	Jan 13	—	—	—	—	—	—	4,000	$7.61	$22,480
Secretary and Chief Financial Officer (4)	Jan 13	—	—	—	—	—	—	2,000	$11.62	$10,260

Anthony A. Chien,	N/A	—	$85,000	—	—	—	—	—	—	—
Vice President	Jan 13	—	—	—	—	—	—	4,000	$7.61	$22,480
Marketing,Engineering and Europe	Jan 13	—	—	—	—	—	—	2,000	$11.62	$10,2602

Harold L. Coder, III,	N/A	—	$66,000	—	—	—	—	—	—	—
Vice-President, Sales	Jan 13	—	—	—	—	—	—	4,000	$7.61	$22,480
	Jan 13	—	—	—	—	—	—	2,000	$11.62	$10,260

Anthony J. Metz, Vice	N/A	—	$51,000	—	—	—	—	—	—	—
President, Human	Jan 13	—	—	—	—	—	—	4,000	$7.61	$22,480
Resources and LEAN	Jan 13	—	—	—	—	—	—	2,000	$11.62	$10,260

Thomas. C. Foley,	Jan 13	—	—	—	—	—	—	4,000	$7.61	$22,480
Former Chairman of	Jan 13	—	—	—	—	—	—	2,000	$11.62	$10,260
the Board	Sept 29	—	—	—	—	—	—	89,800	$10.58	$244,859

(1)	Due to the pending merger with Altra, the Company has not estimated future payouts under its equity incentive plans for 2007. These plans will be terminated in advance of closing of the Merger.

(2)	Represents stock options granted or modified in 2006. Please see footnotes 1 and 7 to the Summary Compensation Table.

(3)	Stock options granted to Thomas C. Foley at September 29, 2006 represent a modification of all options previously granted to him, permitting Mr. Foley to retain his option rights to acquire 89,800 options beyond his service date. The exercise price represents the weighted exercise price of all such options.

(4)	On February 16, 2007, the Compensation Committee also approved transaction bonus plan letter agreements for the Chief Executive Officer and Chief Financial Officer to encourage such officers to remain with TB Wood’s and to continue to provide leadership until the Merger is completed. Under these agreements, William T. Fejes, Jr. and Joseph C. Horvath will receive $300,000 and $150,000, respectively, upon closing of the Merger. These amounts are not included in the target plan award amounts.
The Company does not provide for any share based compensation programs that would include any other stock awards other than under the terms of its stock option plans.

Outstanding Equity Awards at Fiscal Year-End
The Chief Executive Officer, Chief Financial Officer and other named executive officers did not have any outstanding stock awards as of December 31, 2006. The following table shows the option awards of such individuals outstanding as of December 31, 2006.

			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Unearned	Exercise	Option
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Expiration Date

William T. Fejes, Jr., President and Chief Executive Officer	33,333	16,667	—	$7.91	4/27/2014
	16,667	8,333	—	$11.86	4/27/2014
	8,889	17,778	—	$6.39	2/11/2015
	4,444	8,889	—	$9.59	2/11/2015
	—	8,000	—	$7.61	1/31/2016
	—	4,000	—	$11.42	1/31/2016

Joseph C. Horvath, Vice President, Secretary and Chief Financial Officer	25,000	—	—	$8.20	10/22/2013
	12,,500	—	—	$12.30	10/22/2013
	4,000	2,000	—	$8.72	2/05/2014
	2,000	1,000	—	$13.08	2/05/2014
	2,000	4,000	—	$6.39	2/11/2015
	1,000	2,000	—	$9.59	2/11/2015
		4,000	—	$7.61	1/31/2016
		2,000	—	$11.42	1/31/2016

Anthony A. Chien,, Vice President Marketing, Engineering and Europe	8,333	16,667	—	$8.20	7/26/2015
	4,167	8,333	—	$12.30	7/26/2015
	—	8,000	—	$7.61	1/31/2016
	—	4,000	—	$11.42	1/31/2016

Harold L. Coder, III, Vice President, Sales	1,650	—	—	$14.00	6/17/2007
	2,000	—	—	$21.00	2/01/2008
	2,000	—	—	$12.00	1/26/2009
	2,000	—	—	$9.50	2/01/2010
	2,000	—	—	$7.75	1/25/2011
	2,000	—	—	$8.50	1/31/2012
	4,000	—	—	$12.75	1/31/2007
	2,000	—	—	$6.21	1/31/2013
	4,000	—	—	$9.32	1/31/2008
	4,000	2,000	—	$8.72	2/05/2014
	2,000	1,000	—	$13.08	2/05/2014
	2,000	4,000	—	$6.39	2/11/2015
	1,000	2,000	—	$9.59	2/11/2015
	—	4,000	—	$7.61	1/31/2016
	—	2,000	—	$11.42	1/31/2016

			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Unearned	Exercise	Option
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Expiration Date

Anthony J. Metz, Vice President, Human Resources and LEAN	1,000	—	—	$8.31	4/25/2010
	800	—	—	$7.75	1/25/2011
	800	—	—	$8.50	1/31/2012
	1,600	—	—	$12.75	1/31/2007
	800	—	—	$6.21	1/31/2013
	1,600	—	—	$9.32	1/31/2008
	1,333	667	—	$8.72	2/05/2014
	667	333	—	$13.08	2/05/2014
	2,000	4,000	—	$6.39	2/11/2015
	1,000	2,000	—	$9.59	2/11/2015
	—	4,000	—	$7.61	1/31/2016
	—	2,000	—	$11.42	1/31/2016

Thomas. C. Foley, Former Chairman of the Board	6,250	—	—	$14.00	6/17/2007
	6,250	—	—	$21.00	2/01/2008
	6,250	—	—	$12.00	1/26/2009
	6,250	—	—	$9.50	2/01/2010
	3,300	—	—	$7.75	1/25/2011
	6,250	—	—	$8.50	1/31/2012
	12,500	—	—	$12.75	1/31/2007
	6,250	—	—	$6.21	1/31/2013
	1,2500	—	—	$9.32	1/31/2008
	4,000	2,000	—	$7.91	4/27/2014
	2,000	1,000	—	$11.86	4/27/2014
	2,000	4,000	—	$6.39	2/11/2015
	1,000	2,000	—	$9.59	2/11/2015
	—	4,000	—	$7.61	1/31/2016
	—	2,000	—	$11.42	1/31/2016
Option Exercises and Stock Vested
No options were exercised by the Chief Executive Officer, Chief Financial Officer or named executive officers in 2006.
Pension Benefits
The Company does not maintain a defined benefit or other pension plan that covers its executive officers.
Nonqualified Deferred Compensation
The Company does not maintain nonqualified deferred compensation programs that cover its executive officers or directors.

Director Compensation

	Fees Earned			Non-Equity
	or Paid in	Stock Awards	Option Awards	Incentive Plan	All Other
Name	Cash ($)	($)	($)	Compensation	Compensation	Total ($)

G. John Krediet, Chairman	$40,750	—	$60,320	—	—	$101,070

William T. Fejes, Jr. (1)	—	—	—	—	—	—

Rick Lazio	$59,000	—	$32,740	—	—	$91,740

Frank D. Osborn	$59,000	—	$32,740	—	—	$91,740

James R. Swenson (2)	$18,188	—	$32,740	—	$75,938	$126,326

Michael R. Zimmerman	$58,500	—	$35,380	—	—	$93,380

(1)	Mr. Fejes does not receive additional compensation for his services as Director; refer to Summary Compensation Table for Mr. Fejes’ compensation as the Company’s Chief Executive Officer.

(2)	Through October 2006, Mr. Swenson received a salary as an employee of the Company in lieu of a fee for serving on the Board of Directors. In connection with the October meeting of the Board of Directors, Mr. Swenson discontinued his service as an employee of the Company but maintained his seat on the Board of Directors and subsequently was compensated at standard director fee levels.
The Company does not provide for any stock awards, pension plan, or other deferred compensation arrangements for its directors.
The Company paid an aggregate of $235,438 of directors’ fees in 2006 to directors who were not employees or officers of the Company. Effective October 2006, the Chairman of the TB Wood’s Board receives an annual fee of $100,000, and all other directors not an employee of the Company receive an annual fee of $75,000. In addition, each outside director receives a meeting attendance fee of $1,000, and independent board directors are paid $3,000 annually for their participation on the Audit and Compensation Committees, with the chairman of each Committee receiving $2,000 of additional compensation. Committee members also receive $500 for attendance at committee meetings. In addition, all members are reimbursed for applicable travel and other expenses incurred in connection with carrying out their duties and responsibilities. Directors who are employees of the Company do not receive additional compensation for serving on the TB Wood’s Board or committees of the TB Wood’s Board.
Outside directors are eligible to receive options to purchase Common Stock awarded under our 2006 Stock-Based Incentive Compensation Plan. The Company typically grants these individuals options to purchase shares of Company Common Stock, a portion of which are exercisable at a per share exercise price equal to the fair market value of our Common Stock on the grant date and a portion of which are exercisable at a premium to the then current price of Company Common Stock. These stock options vest over a three year period following the grant.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The Compensation Committee of the TB Wood’s Board is comprised of Frank D. Osborn (Chairman), G. John Krediet and Michael R. Zimmerman, each of whom is an “independent director” under the applicable rules of the NASD. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis appearing in this Form 10-K with management and, based on such review and discussions, the Compensation Committee recommended to the TB Wood’s Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.
THE COMPENSATION COMMITTEE
Frank D. Osborn, Chairman
G. John Krediet
Michael R. Zimmerman

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT
The following table sets forth information with respect to beneficial ownership of the Common Stock as of February 20, 2007 by (i) each of the Company’s directors and named executive officer, (ii) each person who is known by the Company to own beneficially more than 5% of the Common Stock and (iii) all of the directors and executive officers as a group. Except as noted below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Except as otherwise listed below, the address of each person is c/o the Company, 440 North Fifth Avenue, Chambersburg, Pennsylvania 17201.

	Number of Shares of		Percent of
Name and Address(1)	Common Stock(2)		Class(3)
Thomas C. Foley 62 Khakum Wood Road, Greenwich, CT 06831	1,868,781	(4)	45.34%
Jeffrey L. Gendell 55 Railroad Avenue, Greenwich, CT 06830	291,148	(5)	7.06%
Dimensional Fund Advisers, Inc. 1299 Ocean Avenue, Santa Monica, CA 90401	267,257	(6)	6.48%
FMR Corp. 82 Devonshire Street, Boston, MA 02109	253,195	(7)	6.14%

G. John Krediet	0		*
William T. Fejes, Jr.	82,158		1.99%
Joseph C. Horvath	54,838		1.33%
Anthony A. Chien	15,642		*
Harold L. Coder, III	40,264		*
Anthony J. Metz	18,071		*
James R. Swenson	38,007		*
Frank D. Osborn	41,000		*
Rick A. Lazio	43,000		1.04%
Michael R. Zimmerman	2,000		*

All directors and named executive officers, as a group	334,980		8.13%

*	Represents less than 1%.

Notes to Summary of security ownership of principal shareholders and management:

(1)	This table is based upon information supplied by the officers, directors and principal stockholders, including, in particular, reports filed on Schedule 13G, Form 4 and Form 5 with the Securities and Exchange Commission.

(2)	Includes options exercisable within sixty days of February 20, 2007 for the following number of shares:

G. John Krediet	0
James R. Swenson	32,000
Frank D. Osborn	26,000
Rick Lazio	26,000
Michael R. Zimmerman	2,000
William T. Fejes, Jr.	80,667
Joseph C. Horvath	54,500
Harold L. Coder	34,650
Anthony A. Chien	14,500
Anthony J. Metz	16,000
All executive officers and directors as a group	286,317
Thomas C. Foley	67,300

(3)	For the purpose of calculating the percentage of outstanding shares of the named person or group, total Shares of Common Stock Outstanding includes 3,767,643 shares of common stock outstanding as of February 20, 2007 and the respective amount of shares of common stock subject to options held by the named person or group that are currently exercisable or exercisable within sixty days of February 20, 2007, as set forth in Note 2 above.

(4)	The foregoing amount includes 85,500 shares of Common Stock donated by Thomas C. Foley to the Foley Family Foundation, a charitable trust he controls.

(5)	As of December 31, 2006, Jeffrey L. Gendell shared the power to vote or direct the vote and to dispose or direct the disposition of 242,525 shared with Tontine Capital Management, L.L.C. (TCM) and Tontine Capital Partners L.P. (TCP). He also shared the power to vote or direct the vote of 48,623 shares with Tontine Overseas Associates, L.L.C. (TOA). Mr. Gendell is the managing member of TCM and TOA, and in that capacity directs their operations. TCM is the general partner of TCP, in which capacity it has the power to direct the affairs of TCP, including decisions respecting the disposition of the proceeds from the sale of the shares of the Company. Each of the clients of TOA has the power to direct the receipt of dividends from or the proceeds of sale of such shares.

(6)	As of December 31, 2006, Dimensional Fund Advisers, Inc. had sole power to dispose of the 267,257 shares of Common Stock owned by four investment companies registered under the Investment Company Act of 1940, as amended. Dimension Fund Advisers, Inc. had the sole power to vote or direct the voting of the 267,257 shares of

Common Stock owned by the aforementioned investment companies. Dimension disclaims beneficial ownership of such securities.

(7)	As of December 31, 2006, FMR Corp. had sole power to dispose of the 253,195 shares of Common Stock owned by Fidelity Low Priced Stock Fund (Fidelity), an investment company registered under the Investment Company Act of 1940. The Board of Trustees of Fidelity has the sole power to vote or direct the voting of the shares owned directly by Fidelity.
For information relating to securities authorized for issuance under equity compensation plans, refer to Item 5 of this Form 10-K.
Item 13. Certain Relationships and Related Transactions
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
During the past fiscal year, except as otherwise disclosed in this Form 10-K, neither the Company nor any of its subsidiaries were involved in any transaction in which any Director or executive officer, or any member of the immediate family of any Director or executive officer, had a material direct or indirect interest reportable under applicable rules of the SEC.
For a listing and discussion of the Company’s directors, please refer to Item 10 of this Form 10-K.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional audit services rendered by Grant Thornton for the audit of the Company’s annual financial statements for 2006 and 2005 and fees billed for other services rendered by Grant Thornton:

Description of Service	2006	2005

Audit fees	$252,150	$225,630
Audit related fees(1)	19,500	17,000

Audit and audit related fees	271,650	242,630

Tax fees(2)	—	—
All other fees	28,900	—

Total fees	$300,550	$242,630

(1)	Audit related fees consisted of fees for services imposed by the requirements of the Public Company Accounting Oversight Board.

(2)	Domestic tax services.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Number	Description

(a)	The following documents are filed as a part of this report:

(1)	All financial statements;

The consolidated financial statements of the Company and its subsidiaries on pages 25 through 41 hereof and the report thereon of Grant Thornton LLP appearing on page 24 hereof.

(2)	Financial Statement Schedule

Schedule II for the fiscal year ended December 31, 2006 on page 61 hereof and the report thereon of Grant Thornton LLP appearing on page 24 hereof. All other schedules have been omitted because they are not applicable or are not required. All other required schedules are included in the Consolidated Financial Statements or notes therein.

(3)	Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q for quarter ended June 28, 2002, Exhibit 3.1)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Form S-1 Exhibit 3.2)

10.1	Asset Purchase Agreement between T. B. Wood’s Sons Company and Dana Corporation dated March 31, 1993 (includes Schedule 7.11 On-Site Environmental Procedures) (incorporated by reference to Form S-1 Exhibit 10.38)

10.2	TB Wood’s Corporation 1996 Stock-Based Incentive Compensation Plan (the “1996 Plan”) (incorporated by reference to Form S-1 Exhibit 10.39).

10.3	Amendments to the Non-Qualified Stock Option Agreements between TB Wood’s Incorporated (formerly known as “T. B. Wood’s Sons Company”) and Joseph S. Augustine, Michael H. Iversen, David H. Halleen, Stanley L. Mann, Lee J. McCullough, Carl R. Christenson, Harold L. Coder, III and James E. Williams (incorporated by reference to Form S-1 Exhibit 10.40).

10.4	Second Addendum dated July 1, 1995 to the Non-Qualified Stock Option Agreement dated as of March 15, 1991 between TB Wood’s Incorporated (formerly known as “T. B. Wood’s Sons Company”) and Michael L. Hurt (incorporated by reference to Form S-1 Exhibit 10.41).

10.5	Stock Purchase Agreement by and among TB Wood’s Incorporated and Grupo Blaju, S.A. de C.V. and Jorge R. Kiewek, Ninfa D. de Callejas and Marcela Kiewek G., dated February 14, 1996 (incorporated by reference to Form 10-K, for fiscal year 1995, Exhibit 10.43).

10.6	TB Wood’s Employee Stock Purchase Plan, dated March 1, 1997 (incorporated by reference to Form 10-K, for fiscal year 1996, Exhibit 10.45).

10.7	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated June 17, 1997 and between TB Wood’s Corporation and Robert J. Dole dated July 29, 1997 (incorporated by reference to Form 10-K, for fiscal year 1997, Exhibit 10.48).

10.8	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 29, 1998 (incorporated by reference to Form 10-K, for fiscal year 1997, Exhibit 10.49).

10.9	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C.

Number	Description

Macfarland, Jr., and other key employees dated January 26, 1999 (incorporated by reference to Form 10-K, for fiscal year 1998 Exhibit 10.18).

10.10	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr., and other key employees dated January 26, 1999 (incorporated by reference to Form 10-K, for fiscal year 1998 Exhibit 10.19).

10.11	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated February 8, 2000 (incorporated by reference to Form 10-K for fiscal year 2000 Exhibit 10.20).

10.12	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated February 8, 2000 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.21).

10.13	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 25, 2001 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.22).

10.14	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Carl R. Christenson, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 25, 2001 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.23).

10.15	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Preben H. Petersen dated February 26, 2001 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.24).

10.16	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Preben H. Petersen dated February 26, 2001 (incorporated by reference to Form 10-K for fiscal 2000 Exhibit 10.25).

10.17	Form of the Non-Qualified Stock Option agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2002. (incorporated by reference to Form 10-K for fiscal year 2001, Exhibit 10.58)

10.18	Form of the Non-Qualified Stock Option agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2002. (incorporated by reference to Form 10-K, for fiscal year 2001, Exhibit 10.59)

10.19	TB Wood’s Corporation 1996 Stock Based Incentive Compensation Plan as amended. (incorporated by reference to Form 10-K, for fiscal year 2001, Exhibit 10.60)

10.20	Form of the Non-Qualified Stock Option agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2003. (incorporated by reference to Form 10-K, for fiscal year 2002, Exhibit 10.62)

10.21	Form of the Non-Qualified Stock Option agreements issued under the 1996 Plan between TB Wood’s Corporation and Thomas C. Foley, Michael L. Hurt, Preben H. Petersen, Thomas F. Tatarczuch, Michael H. Iversen, Willard C. Macfarland, Jr. and other key employees dated January 31, 2003. (incorporated by reference to Form 10-K, for fiscal year 2002, Exhibit 10.63)

10.22	Separation Agreement by and between Michael L. Hurt and TB Wood’s Incorporated dated November 7, 2003. (incorporated by reference to Form 10-K, for fiscal year 2002, Exhibit 10.65)

10.23	Employment agreement between Joseph C. Horvath and TB Wood’s Incorporated dated November 14, 2003. (incorporated by reference to Form 10-K, for fiscal year 2002, Exhibit 10.66)

10.24	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Preben H. Petersen, Willard C. Macfarland, Jr., Joseph C. Horvath, Michael H. Iversen, and

Number	Description

Harold L. Coder III and other key employees dated February 5, 2004. (incorporated by reference to Form 10-K, for fiscal year 2002, Exhibit 10.67)

10.25	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and Preben H. Petersen, Willard C. Macfarland, Jr., Joseph C. Horvath, Michael H. Iversen, and Harold L. Coder III and other key employees dated February 5, 2004. (incorporated by reference to Form 10-K, for fiscal year 2002, Exhibit 10.68)

10.26	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and William T. Fejes, Jr., and Thomas C. Foley dated April 27, 2004 (incorporated by reference to Form 10-K, for fiscal year 2004, Exhibit 10.26)

10.27	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and William T. Fejes, Jr., and Thomas C. Foley dated April 27, 2004 (incorporated by reference to Form 10-K, for fiscal year 2004, Exhibit 10.27)

10.28	Employment agreement between William T. Fejes, Jr., and TB Wood’s Incorporated dated April 27, 2004 (incorporated by reference to Form 10-K, for fiscal year 2004, Exhibit 10.28)

10.29	Loan and Security Agreement by and among Manufacturers and Traders Trust Company (Collateral and Funding Agent), PNC Bank, National Association (Administrative Agent), TB Wood’s Incorporated, Plant Engineering Consultants, LLC, and TB Wood’s Enterprises, Inc. (Borrowers), and TB Wood’s Corporation and T.B.Wood’s Canada Ltd (Guarantors), dated January 7, 2005 (incorporated by reference to Form 10-K, for fiscal year 2004, Exhibit 10.31)

10.30	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and James R. Swenson, William T. Fejes, Jr., Thomas C. Foley, Joseph C. Horvath, and Harold L. Coder III, and other key employees dated February 11, 2005 (incorporated by reference to Form 10-K, for fiscal year 2004, Exhibit 10.32)

10.31	Form of the Non-Qualified Stock Option Agreements issued under the 1996 Plan between TB Wood’s Corporation and James R. Swenson, William T. Fejes, Jr., Thomas C. Foley, Joseph C. Horvath, and Harold L. Coder III, and other key employees dated February 11, 2005 (incorporated by reference to Form 10-K, for fiscal year 2004, Exhibit 10.33)

10.32	First Amendment to Loan and Security Agreement, dated July 29, 2005, by and among Manufacturers and Traders Trust Company (Collateral and Funding Agent), PNC Bank, National Association (Administrative Agent), TB Wood’s Incorporated, Plant Engineering Consultants, LLC, and TB Wood’s Enterprises, Inc. (Borrowers), and TB Wood’s Corporation and T.B. Wood’s Canada, Ltd (Guarantors) (incorporated by reference to Schedule TO, dated August 9, 2005, Exhibit (b)(2))

10.33	Securities Purchase Agreement dated October 12, 2005 among TB Wood’s Incorporated, a Pennsylvania corporation, Plant Engineering Consultants, LLC, a Tennessee limited liability company, and TB Wood’s Enterprises, Inc., a Delaware corporation (as borrowers), AEA Mezzanine Funding LLC, a Delaware limited liability company, AEA Mezzanine Fund LP, a Delaware limited partnership, and AEA Mezzanine (Unleveraged) Fund LP, a Delaware limited partnership (as purchasers), the Company and T.B. Wood’s Canada Ltd., an Ontario corporation (as Guarantors) (incorporated by reference to Amendment No. 4 to Schedule TO, dated October 12, 2005, Exhibit (b)(3))

10.34	12% Senior Subordinated Promissory Note, due October 11, 2012, between TB Wood’s Incorporated, Plant Engineering Consultants, LLC and TB Wood’s Enterprises, Inc. (as borrowers) and AEA Mezzanine Funding LLC (holder) (incorporated by reference to Form 10-K, for fiscal year 2005, Exhibit 10.36)

10.35	12% Senior Subordinated Promissory Note, due October 11, 2012, between TB Wood’s Incorporated, Plant Engineering Consultants, LLC and TB Wood’s Enterprises, Inc. (as borrowers) and AEA Mezzanine (Unleveraged) Fund LP (holder) (incorporated by reference to Form 10-K, for fiscal year 2005, Exhibit 10.37)

10.36	Common Stock Purchase Warrant, dated October 27, 2005, between TB Wood’s Corporation and AEA Mezzanine Fund LP. (incorporated by reference to Form 10-K, for fiscal year 2005, Exhibit 10.38)

10.37	Common Stock Purchase Warrant, dated October 27, 2005, between TB Wood’s Corporation and AEA Mezzanine (Unleveraged) Fund LP. (incorporated by reference to Form 10-K, for fiscal year 2005, Exhibit 10.39)

10.38	Guaranty, dated October 27, 2005, by TB Wood’s Corporation (incorporated by reference to Form 10-K, for fiscal year 2005, Exhibit 10.40)

Number	Description

10.39	Registration Rights Agreement, dated October 27, 2005, between TB Wood’s Corporation, AEA Mezzanine Fund LP and AEA Mezzanine (Unleveraged) Fund LP (incorporated by reference to Form 10-K, for fiscal year 2005, Exhibit 10.41)

10.40	Subordination and Intercreditor Agreement, dated October 12, 2005, between Manufacturers and Traders Trust Company, AEA Mezzanine Funding LLC and AEA Mezzanine (Unleveraged) Fund LP and the Borrowers as defined therein. (incorporated by reference to Form 10-K, for fiscal year 2005, Exhibit 10.42)

10.41	Agreement and Plan of Merger among Altra Holdings, Inc., Forest Acquisition Corporation and TB Wood’s Corporation, dated as of February 17, 2007 (incorporated by reference to Exhibit 2.1 to Form 8-K filed February 20, 2007)

10.42	Support Agreement among Altra Holdings, Inc., Forest Acquisition Corporation and Thomas C. Foley, dated as of February 17, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 20, 2007)

10.43	Agreement among AEA Mezzanine Funding LLC, AEA Mezzanine (Unleveraged) Fund LP, TB Wood’s Corporation, TB Wood’s Incorporated, Plant Engineering Consultants, LLC and TB Wood’s Enterprises, Inc., dated as of February 17, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 20, 2007)

10.44	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 20, 2007)

10.45	Transaction Bonus Plan Agreement among TB Wood’s Corporation and William T. Fejes, Jr., dated as of February 16, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K filed February 20, 2007)

10.46	Transaction Bonus Plan Agreement among TB Wood’s Corporation and Joseph C. Horvath, dated as of February 16, 2007 (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 20, 2007)

10.47	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to Form 8-K filed February 20, 2007)

21	Subsidiaries and Joint Venture of Registrant

23.1	Consent of Independent Public Accountants

31.1	Certification of Principal Executive Officer required by 13a-14(a)

31.2	Certification of Principal Financial Officer required by 13a-14(a)

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

TB Wood’s Corporation and Subsidiaries
Schedule II
Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged
	beginning of	costs and	to other		Balance at
Description	period	expenses	accounts	Deductions	end of period

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,124	$(2)	$(8)	$(234)	$880
Allowance for inventory obsolescence	1,655	358	28	(203)	1,838

	$2,779	$356	$20	$(437)	$2,779

Year ended December 31, 2005:
Allowance for doubtful accounts	$880	$143	$13	$(541)	$485
Allowance for inventory obsolescence	1,838	576	(30)	(1,199)	1,185

	$2,718	$719	$(17)	$(1,740)	$1,680

Year ended December 31, 2006:
Allowance for doubtful accounts	$485	$41	$9	$(51)	$494
Allowance for inventory obsolescence	1,185	512	6	(356)	1,347

	$1,680	$553	$15	$(407)	$1,841

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TB WOOD’S CORPORATION

By:	/s/ Joseph C. Horvath

Joseph C. Horvath
Chief Financial Officer

Date:	March 12, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ G. JOHN KREDIET	Chairman & Director	March 12, 2007
G. John Krediet

/s/ WILLIAM T. FEJES, JR.	President and CEO	March 12, 2007
William T. Fejes, Jr.	(Principal Executive Officer)

/s/ JAMES R. SWENSON	Director	March 12, 2007
James R. Swenson

/s/ RICK LAZIO	Director	March 12, 2007
Rick Lazio

/s/ FRANK D. OSBORN	Director	March 12, 2007
Frank D. Osborn

/s/ MICHAEL R. ZIMMERMAN	Director	March 12, 2007
Michael R. Zimmerman

/s/ JOSEPH C. HORVATH	Chief Financial Officer	March 12, 2007
Joseph C. Horvath	(Principal Financial Officer and Principal Accounting Officer)